Form 10QSB
period 2000-11-30
OZOLUTIONS INC
filed 2001-01-16
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from        to

                 Commission File No. 0-31343

                       OZOLUTIONS INC.
 (Exact name of small business issuer as specified in its charter)

           Delaware                         98-0229321
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)          Identification No.)

  30 Denver Crescent, Suite 200, Toronto, Ontario, Canada M2J 1G8
         (Address of principal executive offices)

                       (416) 490-0254
                 (Issuer's telephone number)

                       Not Applicable
 (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  [ X ] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and
reports required to be filed by Sections 12, 13, or
15(d) of the Exchange Act subsequent to the distribution
of securities under a plan confirmed by a court.  Yes  [
]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At January 10, 2001, there were 18,999,133 shares of common stock outstanding.

                     FORM 10-QSB
                  OZOLUTIONS, INC.

                              INDEX
                                                                    Page
PART I.   Item 1. Financial Information                              3

          Independent Accountants' Report       	                    3

     	    Balance Sheets at November 30, 2000 (Unaudited)            4
          and August 31, 2000

          Statements of Changes in Stockholders' Equity (Deficit)    5
          for the Three Months Ended November 30, 2000 and 1999 and for the Period from Date of Inception
          (January 10, 1996) through November 30, 2000 (Unaudited)

          Statements of Operations for the Three Months Ended        7
          November 30, 2000 and 1999 and for the Period from Date of Inception (January 10, 1996)through
          November 30, 2000 (Unaudited)

          Statements of Cash Flows for the Three Months Ended        8
          November 30, 2000 and 1999 and for the Period from Date of Inception (January 10, 1996) through
          November 30, 2000 (Unaudited)

          Notes to Financial Statements                              10

          Item 2.  Management's Discussion and Analysis or           11
          Plan of Operation

PART II.  Other Information                                          13

Signatures

                             PART I.
                  Item 1. Financial Information

                    INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors
Ozolutions, Inc.
(A Development Stage Company)
(A Delaware Corporation)
Toronto, Ontario, Canada


       We have reviewed the accompanying balance sheet of Ozolutions, Inc. (A Development Stage Company) (A Delaware Corporation) as of November 30, 2000, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the three months ended November 30, 2000 and 1999 and for the period from date of inception (January 10, 1996) through November 30, 2000. All information included in these financial statements is the responsibility of the management of Ozolutions, Inc.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with the generally accepted accounting principles.

      We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Ozolutions, Inc. as of August 31, 2000, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated October
5, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of as of August 31, 2000 is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.

     The accompanying financial statements have been prepared assuming Ozolutions, Inc. (A Development Stage Company) (A Delaware Corporation) will continue as a going concern. As more fully described in Note B, the Company has incurred lossed  that have  resulted  in a  retained deficit.  This condition raises substantial  doubt about the
Company's ability to continue as a going concern.   The  financial
statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
 January 10, 2001

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


BALANCE SHEETS
                                                        (U.S. Dollars)

                                                   (Unaudited)
                                                   November 30,   August 31,
                                                      2000          2000

ASSETS

Cash and Cash Equivalents                          $       291  $        -
Marketing Rights                                     1,025,217   1,025,217
Deposits                                                22,292           -

Total Assets                                        $1,047,800  $1,025,217

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                                    $   13,950  $    6,845
Due to 1421209 Ontario Limited -Due Within One Year    800,000     800,000
Due to Director                                         10,055           -
Due to Stockholders                                     81,700      28,883

Total Current Liabilities                              905,705     835,728

Other Liabilities
Due to 1421209 Ontario Limited -Due After One Year     200,000     200,000
Total Liabilities                                    1,105,705   1,035,728

Stockholders' Equity (Deficit)
Common Stock: $.001 Par; 50,000,000 Shares Authorized   18,999      18,999
 18,999,133 Issued and Outstanding
Additional Paid-In Capital                              42,217      33,217
Deficit Accumulated During Development Stage          (119,121)    (62,727)

Total Stockholders' Equity (Deficit)                   (57,905)    (10,511)

Total Liabilities and Stockholders' Equity (Deficit) 1,047,800   1,025,217


   The accompanying notes are an integral part of this
                      financial statement.

                   See Accountants' Review Report

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


STATEMENTS  OF  CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIT)  FOR THE  THREE MONTHS  ENDED NOVEMBER
30, 2000 AND 1999 AND FOR THE PERIOD FROM  DATE  OF
INCEPTION (JANUARY 10, 1996) THROUGH NOVEMBER 30,
2000 (UNAUDITED)
                                         (U.S. Dollars)

                                                                           Deficit
                                                                         Accumulated    Total
                                                             Additional    During    Stockholders'
                                  Number       Par   Common   Paid-In    Development   Equity
                                 of shares    Value  Stock    Capital       Stage     (Deficit)
Balance- January  10, 1996               -  $    -  $     -  $      -   $        -   $       -

January 11, 1996
Common  Stock Issued in
 Exchange for Expenses Paid by
 Stockholders                   10,999,133   0.001    10,999         -           -      10,999

Net Loss for the Period                  -       -         -         -     (11,049)    (11,049)

Balance - August 31, 1999       10,999,133   0.001    10,999         -     (11,049)        (50)

Net Loss for the Period                  -       -         -         -           -           -


Balance - November 30, 1999     10,999,133   0.001    10,999         -     (11,049)        (50)

June 21, 2000
Common Stock issued as partial
consideration for acquisition of
marketing contracts              8,000,000   0.001     8,000         -           -       8,000

Cash Contribution of Capital             -       -         -    17,217           -      17,217
Capital

Territory  Fee  Paid by
Stockholder of Behalf of the
Corporation                              -       -         -    10,000           -      10,000

Consulting Services Contribution
by Stockholders                          -       -         -     6,000           -       6,000

Net Loss for the Period                  -       -         -         -     (51,678)    (51,678)

Balance - August 31, 2000       18,999,133  $0.001  $ 18,999  $ 33,217   $ (62,727)   $(10,511)

  The accompanying notes are an integral part of this financial statement.
                   See Accountants' Review Report

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999 AND FOR THE PERIOD
FROM  DATE  OF INCEPTION  (JANUARY  10,  1996) THROUGH
NOVEMBER 30,  2000  (UNAUDITED)  continued

                                         (U.S. Dollars)

                                                       				  			 				      Deficit
                                                                           Accumulated     Total
                                                                           During      Stockholders'
                                               							  			    Additional  Developement   Equity
                                  Number 	   Par		   Common   Paid-in     Stage         (Deficit)
                            				 Of Shares	  Value	   Stock	  Capital
Balance - August 31, 2000       18,999,133  $0.001  $ 18,999  $ 33,217  $  (62,727)   $ (10,511)

Consulting Services Contributed
by Stockholder                           -       -         -     9,000           -       9,000

Net Loss for the Period                  -       -         -         -     (56,394)    (56,394)

Balance - November 30, 2000     18,999,333  $0.001  $ 18,999  $ 42,217  $ (119,121)  $ (57,905)


  The accompanying notes are an integral part of this financial statement.

                   See Accountants' Review Report

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999 AND FOR THE PERIOD FROM DATE OF INCEPTION
(JANUARY 10, 1996) THROUGH NOVEMBER 30, 2000 (UNAUDITED)

                                (U.S. Dollars)
                                    Date of
                                   Inception    Three Months Ended
                                    Through      November 30,
                                 November 30,
                                     2000         2000       1999
Revenues                        $           $              $
                                      -           -            -

Expenses
Consulting Fees                   40,500      34,500           -
Professional Fees                 37,733      11,400           -
Organization Costs                11,049           -           -
Territory Fee                     10,000           -
Transfer Agent Fees                8,050       1,015           -
General and Administrative         6,189       3,879           -
Marketing                          5,600       5,600           -
Total Expenses                    19,121      56,394           -
Net Loss for the Period         $           $           $
                                 (119,121)    (56,394)         -
Weighted Average of Common     11,728,848  18,999,133  10,999,133
Shares Outstanding

Net  Loss  per Common  Share-
Basic and Diluted               $(0.010)     $(0.003)   $ (0.000)

   The accompanying notes are an integral part of this financial statement.
                See Accountants' Review Report

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999 AND FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10, 1996) THROUGH NOVEMBER 30, 2000 (UNAUDITED)

                                            (U.S. Dollars)

                                   Date of Inception
                                       Through           Three Months Ended
                                     November 30,          November 30,
                                        2000             2000        1999

Cash Flows from Operating Activities

Net Loss for the Period              $(119,121)         $(56,394)   $     -

Adjustments:
Contributed Services                    15,000             9,000           -

Changes in Assets and Liabilities:
Marketing Rights                        (17,217)                -          -
Deposits                                (22,292)          (22,292)         -
Accounts Payable                         13,950             7,105          -
Due to Director                          10,055            10,055          -
Due to Stockholders                      81,700            52,817          -

Net  Cash Flows from Operating         (37,925)               291          -
Activities

Cash Flows from Investing                    -                  -          -
Activities

Cash Flows from Financing Activities
Paid-In Capital                          27,217                 -         -
Proceeds from Common Stock               10,999                 -         -

Net  Cash Flows from Financing           38,216                 -         -
Activities

Net  Increase in Cash and Cash              291              291          -
Equivalents

Cash  and  Cash Equivalents  -                -                -          -
Beginning of Period

Cash  and  Cash Equivalents  -
End of Period                      $        291          $   291          -

  The accompanying notes are an integral part of this financial statement.
                 See Accountants' Review Report

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                         Date ofInception
                                         Through          Three Months Ended
                                         November 30,        November 30,
                                           2000            2000      1999
Acquisition of Marketing Contracts
      Assets Purchased                 $ 1,025,217        $        $
                                                              -        -

Less:  Purchase Price Financed via
   Payable to 1421209 Ontario Limited   (1,000,000)           -        -

Less:  Purchase Price Paid via              (8,000)           -        -
        Stock Issuance

Cash Paid - Non-Refundable Deposit      $ 17,217           $   -    $  -

  The accompanying notes are an integral part of this financial statement.
                  See Accountants'  Review  Report

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


NOTES TO FINANCIAL STATEMENTS


Note A -       Basis of Presentation

      The condensed financial statements of Ozolutions,Inc.(the"Company") included herein have been prepared by the Company, without audit,
      pursuant to the rules and regulations  of the    Securities  and
      Exchange  Commission  (the "SEC").   Certain  information   and
      footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's
      Form 10SB, and other reports filed with the SEC.

      The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to
      present fairly   the financial position,  results   of
      operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periodsinclude non recurring expenses
      associated with  the Company's registration  with     the
      Securities and Exchange Commission and costs incurred to raise capital and acquisitions of patents and trademarks. Certain financial information thatis not required for interim financial reporting purposes has been omitted.

Note B - Other Matters
         Deposits

      During the three months ended November 30, 2000, the Company deposited $22,292 with vendors to purchase twenty five (25) OzoTitan Water Treatment Systems.

      Additional Capital Contribution
      During  the three  months ended  November  30,  2000,  the
      Company received an additional  capital  contribution  of $9,000
      in the  form  of services contributed by   a    stockholder.

      Going Concern
      The  Company's financial statements  have   been   presented
      on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities
      in the normal  course of    business. The   Company reported
      net losses of $119,121 for the period from date of inception (January 10,1996) through November 30, 2000. As a result there is a retained deficit of $119,121 at November 30, 2000.

      The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

        At the present time Ozolutions, Inc., is in the development stage and does not provide any product or service.
We intend to be an international marketer and distributor of water purification systems using ozone technology. The markets we will target are Mexico, the Caribbean Zone, and Ontario, Canada.

     Ozolutions acquired distribution rights to Hankin products from 1421209 Ontario Limited for 8,000,000 shares of Ozolutions common stock, or approximately 42% of the outstanding shares, $17,217 (CDN$25,000) paid at closing, and an additional $1,000,000 payable in installments.

     Ozolutions was originally  required  to   make a payment of
$550,000 to 1421209 Ontario    Limited no later than November 21,
2000, as part of the purchase  price for the distribution rights
it acquired from 1421209 Ontario  Limited,  but   this   payment
deadline was extended in November 2000 to June 30, 2001, to provide Ozolutions additional time to commence operations and raise capital. Additional payments of $250,000 and $200,000 are due no later than August 30, 2001 and September 30, 2001. There was no affiliation between 1421209 Ontario Limited and Ozolutions prior to the purchase of the distribution rights.

     There is no assurance that we will be able to generate sufficient revenue from operations within a time frame that will allow for timely payment of our obligations to 1421209 Ontario Limited. If this occurs, we will seek financing from outside sources to make these payments, but we have not identified any sources of financing, and there is no assurance any financing will be available on terms acceptable to Ozolutions. If we are unable to locate financing, Ozolutions will seek an extension of our payment obligations from 1421209 Ontario Limited. We have already obtained one extension from 1421209 Ontario Limited, but there is no assurance that 1421209 Ontario Limited will grant us
another extension  should we request it.   Failure to make our
June 2001 payment to 1421209 Ontario Limited as required under our purchase agreement would give rise to a claim against Ozolutions, which could result in a loss of our marketing rights and effectively terminate our business.

     1421209 Ontario Limited has agreed to loan to Ozolutions up to $300,000 at our option to provide financing for our operations at the time 1421209 Ontario Limited receives its first payment of $550,000 from us under the purchase agreement for the distribution rights to Hankin products. The loan will be represented by a note due in two years bearing interest at an annual rate of 6.5% and payable quarterly in arrears.

     Until Ozolutions receives outside financing to fund its capital commitments, its operations will be limited to those that can be effected through its officers, directors and consultants. These persons, except for Edward G. Deans and Ronald L. Larocque & Associates, have verbally agreed to defer payment of compensation from Ozolutions until revenue generated from sales of product and financing from outside sources provides sufficient working capital to fund operations and payment of their compensation. From June 1 through November 30, 2000,
D. Brian Robertson and Joseph Cira, both stockholders of Ozolutions, advanced $78,367 and $3,333, respectively, to Ozolutions to cover administrative expenses and an intial deposit of $22,292 made by Ozolutions for the purchase of 25 OzoTitan water treatment systems.
The advances do not bear interest and no payment terms have been set by the parties. This individual has indicated verbally his willingness to make further advances in the future as required to fund administrative operating costs. These advances are the sole source of capital to fund thes costs. However, there is no written or fixed obligation to make further advances, so there is no assurance that Ozolutions will have capital to fund its operations over the next 12 months.

  Under distribution agreements with Hankin, product is shipped by Hankin against purchase orders we place either directly to the end user or dealer or to us for delivery to the end user or dealer. Accordingly, we do not require any significant amount of capital for inventory or facilities required to maintain and distribute inventory.

     Based solely on Management's evaluation of the potential market, Ozolutions believes 125 OzoTitan units can be sold in Ontario by the end of April 2001. In January and February 2001 we plan on taking delivery of the first 25 units, which will be sold and delivered directly to consumers and to our independent dealers for their initial inventory. An additional 100 units have been ordered for delivery in the first four months of 2001 against purchase orders from our independent dealers. If we have significantly over estimated the potential market for the OzoTitan, our need for capital could increase by as much as $170,000 to purchase and hold in inventory the OzoTitan units ordered.

     From the date of inception (January 10, 1996) through November 30, 2000, Ozolutions has not generated any revenue from the sale of water treatment systems. Total expenses during the period were $119,121, consisting of consulting and professional fees totaling $78,233, organization costs of $11,049, a territory fee pertaining to our marketing rights of $10,000, marketing costs of $5,600, transfer agent fees of $8,050, and general and administrative expenses of $6,189. As a result, Ozolutions recognized a net loss from inception through November 30, 2000 of $119,121.

      Ozolutions believes its general, selling and administrative expenses during the 12-month period following the date it can obtain additional financing of at least $300,000 will be $255,000. Approximately $75,000 will be used for marketing and sales expenses, including:

      *    production of printed sales materials,
      *    advertising in industry publications,
      *    travel expenses associated with advancing proposed
           projects in Mexico and the Caribbean Zone, and
      *    travel expenses associated with establishing dealers
           in Ontario.

      Approximately $102,0000 will be used to make payments under consulting contracts with Edward G. Deans and Ronald L. Larocque & Associates, who
have assisted Ozolutions in formulating marketing plans and will assist in implementing those plans.  The remaining $78,000 is the estimated cost of clerical and management staff and facilities required to operate over
the  next year.   This  increase  in general, selling and administrative
expenses will be attributable to implementation of our marketing plans for Hankin ozone products.

Forward-Looking Statements

      All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that Ozolutions expects or anticipates will or may occur in the future, including such things as expansion and growth of its operations and other such matters are forwardlooking statements. Any one or a combination of factors could materially affect Ozolutions' operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of products, and conditions in the capital markets. Forward-looking statements made by Ozolutions are based on knowledge of its business and the environment in which it operates as of the date of this report. Because of the factors listed above, as well as other factors beyond its control, actual results may differ from those in the forward-looking statements.

                        PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

None.

Reports on Form 8-K

None

      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              OZOLUTIONS, INC.
Date:  January 11, 2001       By: /s/ Max Weissengruber, President