Form 10QSB/A
period 2000-11-30
OZOLUTIONS INC
filed 2001-02-06
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

                         Amendment No. 1

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

                           FORM 10-QSB
                        OZOLUTIONS, INC.

                              INDEX
                                                                 Page

PART I.   Item 1. Financial Information                             3

          Independent Accountants' Report                           3

          Balance  Sheets  at  November  30,   2000                 4
          (Restated) (Unaudited) and August 31, 2000 (Restated)

          Statements of Changes in Stockholders'                    5
           Equity (Deficit) for the Three Months Ended
           November 30, 2000 (Restated) and 1999 and for the Period from Date of Inception
           (January 10, 1996) through November 30, 2000
           (Restated) (Unaudited)

          Statements of Operations for the Three Months Ended       7
           November 30, 2000 (Restated) and 1999
           and for the Period from Date of Inception
           (January 10, 1996) through November 30, 2000
           (Restated) (Unaudited)

          Statements of Cash Flows for the Three Months Ended       8
           November 30, 2000 (Restated) and 1999 and for the
           Period from Date of Inception (January 10, 1996) through November 30, 2000 (Restated) (Unaudited)

          Notes to Financial Statements                            10

          Item   2.  Management's  Discussion and Analysis or      11
          Plan of Operation

PART II.  Other Information                                        13

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

      As discussed in Note D, the financial statements have been restated to give effect to amortization expense recorded on marketing contracts.


/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
  January 10, 2001

OZOLUTIONS, INC.
(A DEVELOPMENT STATE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


BALANCE SHEETS

                                                     (U.S. Dollars)
                                               (Restated)  	   (Restated)
                                               (Unaudited)
                                           				November 30,    August 31,
                                                  2000            2000

ASSETS

Cash and Cash Equivalents
                                               $      291   $       -
Marketing Rights, Net of Accumulated              959,958     998,969
Amortization
Deposits                                           22,292           -

Total Assets
                                               $  982,181   $ 998,969

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable
                                               $   13,950   $   6,845
Due to 1421209 Ontario Limited - Due Within       800,000     800,000
One Year
Due to Director                                    10,055           -
Due to Stockholders                                81,700      28,883

Total Current Liabilities                         905,705     835,728

Other Liabilities
Due to 1421209 Ontario Limited - Due After One    200,000     200,000
Year

Total Liabilities                               1,105,705   1,035,728

Stockholders' Equity (Deficit)
Common Stock:  $.001 Par; 50,000,000 Shares
Authorized                                         18,999      18,999
     18,999,133 Issued and Outstanding
Additional Paid-In Capital                         42,217      33,217
Deficit Accumulated During Development Stage    (184,740)    (88,975)

Total Stockholders' Equity (Deficit)            (123,524)    (36,759)

Total Liabilities and Stockholders' Equity     $  982,181  $  998,969
(Deficit)


     The accompanying notes are an integral part of this financialstatement.
                        See Accountants' Review Report

OZOLUTIONS, INC.
(A DEVELOPMENT STATE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 (RESTATED) AND 1999 AND FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10, 1996) THROUGH NOVEMBER 30, 2000 (RESTATED) (UNAUDITED)

                                         (U.S. Dollars)
                                                         	                 Deficit
                                                           	             Accumulated     Total
                                          	 	               Additional     During     Stockholders'
                        	     Number       Par      Common    Paid-In    Development     Equity
                            of Shares     Value      Stock    Capital       Stage      (Deficit)
Balance - January 10,1996           -    $    -    $     -   $      -    $        -   $        -
10, 1996

January 11, 1996
Common Stock Issued in
Exchange for Expenses
Paid by Stockholders       10,999,133     0.001     10,999          -             -       10,999

Net Loss for the Period             -         -          -          -       (11,049)     (11,049)

Balance- August 31, 1999   10,999,133     0.001     10,999          -       (11,049)         (50)

Net Loss for the Period             -         -          -          -             -            -

Balance - November 3, 1999 10,999,133     0.001     10,999          -       (11,049)         (50)

June 21, 2000
Common Stock issued as
partial consideration for
acquisition of marketing
contracts                   8,000,000     0.001      8,000          -             -        8,000

Cash Contribution of
Capital                             -         -          -     17,217             -       17,217

Territory Fee Paid
by Stockholder on
Behalf of the Corporation           -         -          -     10,000             -       10,000

Consulting Services
Contributed by Stockholders         -         -          -      6,000             -        6,000

Net Loss for the Period             -         -          -          -       (51,678)     (51,678)

Balance-August 31, 2000    18,999,133    $0.001    $18,999    $33,217      $(62,727)    $(10,511)

    The accompanying notes are an integral part of this financialstatement.
                        See Accountants' Review Report

OZOLUTIONS, INC.
(A DEVELOPMENT STATE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 (RESTATED) AND 1999 AND FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10, 1996) THROUGH NOVEMBER 30, 2000 (RESTATED) (UNAUDITED) - continued

                                             (U.S. Dollars)


                                                                     Deficit
                                                                    Accumulated     Total
                                                          Additional   During    Stockholders'
                               Number      Par    Common   Paid-In  Development     Equity
                              of Shares   Value    Stock   Capital     Stage       (Deficit)
Balance - August 31, 2000    18,999,133   $0.001  $18,999  $33,217  $ (88,975)  $ (36,759)

Consulting Services
Contributed by Stockholder            -        -        -    9,000          -       9,000

Net Loss for the Period
 - Restated                           -        -        -        -    (95,765)    (95,765)

Balance - November 30,
 2000 - Restated             18,999,133   $0.001  $18,999  $42,217  $(184,740)  $(123,524)




    The accompanying notes are an integral part of this financialstatement.
                        See Accountants' Review Report

OZOLUTIONS, INC.
(A DEVELOPMENT STATE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 (RESTATED) AND 1999 AND FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10, 1996) THROUGH NOVEMBER 30, 2000 (RESTATED) (UNAUDITED)

                                (U.S. Dollars)

                                    Date of
                                   Inception    Three Months Ended
                                    Through        November 30,
                                 November 30,
                                     2000         2000         1999
                                  (Restated)   (Restated)

Revenues                        	 $        -     $     -     $      -


Expenses
Amortization of Marketing              65,619      39,371
Contracts
Consulting Fees                        40,500      34,500           -
Professional Fees                      37,733      11,400           -
Organization Costs                     11,049           -           -
Territory Fee                          10,000           -
Transfer Agent Fees                     8,050       1,015           -
General and Administrative              6,189       3,879           -
Marketing                               5,600       5,600           -

Total Expenses                        184,740      95,765           -

Net Loss for the Period             $(184,740)   $(95,765)      $   -



Weighted Average of Common
Shares Outstanding                 11,728,848  18,999,133  10,999,133

Net Loss per Common Share -
Basic and Diluted                   $  (0.01)  $   (0.00)   $ (0.000)




    The accompanying notes are an integral part of this financial statement.
                        See Accountants' Review Report

OZOLUTIONS, INC.
(A DEVELOPMENT STATE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 (RESTATED) AND 1999 AND FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10, 1996) THROUGH NOVEMBER 30, 2000 (RESTATED) (UNAUDITED)

                                            (U.S. Dollars)

                                     Date of
                                    Inception     Three Months Ended
                                     Through         November 30,
                                   November 30,
                                       2000         2000         1999
                                    (Restated)   (Restated)

Cash Flows from Operating
Activities

Net Loss for the Period              $(184,740)  $ (95,765)  $     -

Adjustments:
Contributed Services                     15,000      9,000         -
Amortization of Marketing contracts      65,619     39,371         -

Changes in Assets and Liabilities:
Marketing Rights                        (17,217)         -         -
Deposits                                (22,292)   (22,292)        -
Accounts Payable                         13,950      7,105         -
Due to Director                          10,055     10,055         -
Due to Stockholders                      81,700     52,817         -

Net Cash Flows from Operating
Activities                              (37,925)       291         -

Cash Flows from Investing Activities          -          -         -

Cash Flows from Financing Activities
Paid-In Capital                          27,217          -         -
Proceeds from Common Stock               10,999          -         -

Net Cash Flows from Financing
 Activities                              38,216          -         -

Net Increase in Cash and Cash
 Equivalents                                291        291         -

Cash and Cash Equivalents -
Beginning of Period                           -          -         -

Cash and Cash Equivalents -
End of Period                      $        291     $  291         -



    The accompanying notes are an integral part of this financialstatement.
                        See Accountants' Review Report

OZOLUTIONS, INC.
(A DEVELOPMENT STATE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

                                          Date of
                                         Inception      Three Months
                                          Through          Ended
                                         November 30,    November 30,
                                           2000        2000       1999

Acquisition of Marketing Contracts
            Assets Purchased            $ 1,025,217   $     -    $    -

Less:  Purchase Price Financed via
 Payable to 1421209 Ontario Limited      (1,000,000)        -         -

Less:  Purchase Price Paid via
 Stock Issuance                              (8,000)        -         -

Cash Paid - Non-Refundable Deposit      $    17,217         -         -




    The accompanying notes are an integral part of this financialstatement.
                        See Accountants' Review Report

OZOLUTIONS, INC.
(A DEVELOPMENT STATE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada

NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation
      The condensed financial statements of Ozolutions, Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10SB, and other reports filed with the SEC.

      The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's registration with the Securities and Exchange Commission and costs incurred to raise capital and acquisitions of patents and trademarks. Certain financial information that is not required for interim financial reporting purposes has been omitted.

Note B-Other Matters
      Deposits
      During the three months ended November 30, 2000, the Company deposited $22,292 with vendors to purchase twenty-five (25) OzoTitan Water Treatment Systems.

      Additional Capital Contribution
      During  the  three  months ended  November  30,  2000,  the
      Company  received  an  additional capital  contribution  of
      $9,000   in   the  form  of  services  contributed   by   a
      stockholder.

      Going Concern
      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $119,121 for the period from date of inception (January 10, 1996) through November 30, 2000. As a result there is a retained deficit of $119,121 at November 30, 2000.

      The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada

NOTES TO FINANCIAL STATEMENTS

Note C -Marketing Rights
      Marketing   rights  represent  the  exclusive   rights   to
      distribute  "Hankin  Atlas  Ozone  Systems"  acquired  from
      1421209 Ontario Limited.  Contracts are recorded at cost.

      The aggregate purchase price for the marketing rights has been allocated to the three territories based upon the estimated net revenue of each of the territories as follows:

                                                  2000

      Ontario Territory                   $    798,644
      Mexico Territory                         150,912
      Caribbean Territory                       75,661

      Total Marketing Contracts            $ 1,025,217

      Less: Accumulated Amortization            65,619

      Net Marketing Contracts             $    959,598

     Contracts for the Ontario, Canada and Caribbean territories are being amortized over the remainder of their useful lives of nine years which represents the contractual terms of three years plus two automatic renewal extensions of three years each. The contract for the Mexico territory is being amortized over the remainder of its initial contract term of three years. Renewal provisions of two, three year terms in the Mexico contract were not included in the amortization period, since the renewal was contingent upon the Company achieving approximately $666,000 (U.S) of sales during each term of the contract, which is uncertain as of the dated of the financial statements.

     The  remaining contractual lives at the date of  acquisition
     (June 21, 2000) upon which amortization expense is being charged to operations is as follows:

               Ontario Territory  102 Months
               Caribbean Territory  105 Months
               Mexico Territory  33 Months

     Amortization expense amounted to $39,371 and $-0 for the three months ended November 30, 2000 and 1999, respectively.

     Impairment of Marketing Rights
     The Company adopted the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.
               Continued

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada

NOTES TO FINANCIAL STATEMENTS

Note C-Marketing Rights - continued

     Impairment of Marketing Rights - continued

     The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 2000.

Note D - Restatement
     The financial statements have been restated to adjust for the allocation of the aggregate purchase price of marketing rights to each of the territorial contracts. Accordingly, amortization expense has been recorded in the accompanying financial statements based upon the remaining useful lives.

     A summary of the effect of the retroactive restatements for the three months ended November 30, 2000 and 1999 and stockholders' equity (Deficit) at November 30, 2000 is as follows:

                                                            Stock holders'
                                                                Equity
                                  		      Net Income (Loss)    (Deficit)
                                    	  		 2000       1999    November 30, 2000

As Originally Reported            		  $ (56,394)  $    ---    $ (119,121)

Amortization of Marketing Rights        (39,371)       ---       (65,619)

As Restated                       		  $ (95,675)  $    ---    $ (184,740)

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

        Under a loan agreement dated June 21, 2000, 1421209 Ontario Limited has agreed to loan to Ozolutions up to $300,000 at our option to provide financing for our operations at the time 1421209 Ontario Limited receives its first payment of $550,000 from us under the purchase agreement for the distribution rights to Hankin products. The loan will be represented by a note due in two years bearing interest at an annual rate of 6.5% and payable quarterly in arrears.

        Until Ozolutions receives outside financing to fund its capital commitments, its operations will be limited to those that can be effected through its officers, directors and consultants. These persons, except for Edward G. Deans and Ronald L. Larocque & Associates, have verbally agreed to defer payment of compensation from Ozolutions until revenue generated from sales of product and financing from outside sources provides sufficient working capital to fund operations and payment of their compensation. Only Max Weissengruber, an officer and director, is accruing and deferring compensation at the rate of $3,000 per month. For the three months ended November 30, 2000, the amount of deferred compensation is $9,000. From June 1 through November 30, 2000, D. Brian Robertson and Joseph Cira, both stockholders of Ozolutions, advanced $78,367 and $3,333, respectively, to Ozolutions to cover administrative expenses and an intial deposit of $22,292 made by Ozolutions for the purchase of 25 OzoTitan water treatment systems. The advances do not bear interest and no payment terms have been set by the parties. These individuals have indicated verbally their willingness to make further advances in the future as required to fund administrative operating costs. These advances are the sole source of capital to fund thes costs. However, there is no written or fixed obligation to make further advances, so there is no assurance that Ozolutions will have capital to fund its operations over the next 12 months.

     Under distribution agreements with Hankin, product is shipped by Hankin against purchase orders we place either directly to the end user or dealer or to us for delivery to the end user or dealer. Accordingly, we do not require any significant amount of capital for inventory or facilities required to maintain and distribute inventory.

        Based solely on Management's evaluation of the potential market, Ozolutions believes 125 OzoTitan units can be sold in Ontario by the end of April 2001. In January and February 2001 we will purchase and take delivery of the first 25 units, which will be sold and delivered directly to consumers and to our independent dealers for their initial inventory so that product will be immediately available for delivery to our first buyers. An additional 100 units have been ordered for delivery in the first four months of 2001. We placed the order for 125 units to ensure that product would be manufactured and available on a timely basis for delivery to customers and dealers in the first part of 2001, which we believe will contribute to a successful kick-off of our sales effort. We intend to arrange for payment and delivery of the 100 units against purchase orders from our independent dealers. If we have significantly over-estimated the potential market for the OzoTitan and assuming only 20% of the units ordered are sold, we will be required to purchase the remaining units in the first order of product and hold them in inventory and our need for capital could increase by as much as $170,000 to purchase and hold the OzoTitan units ordered.

        From the date of inception (January 10, 1996) through November 30, 2000, Ozolutions has not generated any revenue from the sale of water treatment systems. Total expenses during the period were $184,740, consisting of consulting and professional fees totaling $78,233, amortization of marketing contracts of $65,619, organization costs of $11,049, a territory fee pertaining to our marketing rights of $10,000, marketing costs of $5,600, transfer agent fees of $8,050, and general and administrative expenses of $6,189. As a result, Ozolutions recognized a net loss from inception through November 30, 2000 of $184,740.

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

Forward-Looking Statements

     All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that Ozolutions expects or anticipates will or may occur in the future, including such things as expansion and growth of its operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect Ozolutions' operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of products, and conditions in the capital markets. Forward-looking statements made by Ozolutions are based on knowledge of its business and the environment in which it operates as of the date of this report. Because of the factors listed above, as well as other factors beyond its control, actual results may differ from those in the forward-looking statements.

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

None.

Reports on Form 8-K

None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OZOLUTIONS, INC.


Date: February 3, 2001             By:/s/ Max Weissengruber, President