Form 10QSB
period 2001-02-28
OZOLUTIONS INC
filed 2001-04-12
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required  to  be  filed by Sections 12,  13,  or  15(d)  of  the
Exchange Act subsequent to the distribution of securities  under
a plan confirmed by a court.  Yes  [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At
April 10, 2001, there were 18,999,133 shares of common stock outstanding.

                           FORM 10-QSB
                        OZOLUTIONS, INC.

                              INDEX
                                                       Page

PART I.   Item 1. Financial Information                   3

          Balance Sheets at February 28, 2001             3
          (Unaudited) and August 31, 2000

          Statements of Changes in Stockholders'          4
          Equity (Deficit) for the Three Months
          and Six Months Ended February 28, 2001
          and 2000 and for the Period from
          Date of Inception (January 10, 1996)
          through February 28, 2001 (Unaudited)

          Statements of Operations for the Three          6
          Months Ended February 28, 2001 and 2000, and for the Period from Date of Inception
          (January 10, 1996) through February 28,
          2001 (Unaudited)

          Statements of Operations for the Six            7
          Months Ended February 28, 2001 and
          2000 (Unaudited)

          Statements of Cash Flows for the Six            8
          Months Ended February 28, 2001 and 2000, and for the Period from Date of Inception
          (January 10, 1996) through February 28,
          2001 (Unaudited)

          Notes to Financial Statements                  10

          Item 2. Management's Discussion and            13
          Analysis or Plan of Operation

PART II.  Other Information                              15

Signatures                                               16

                                PART I.
                     Item 1. Financial Information

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada

BALANCE SHEETS

                                                          (U.S. Dollars)

                                                    (Unaudited)
                                                    February 28,   August 31,
                                                       2001          2000

ASSETS

Cash and Cash Equivalents                            $   1,532     $       -
Marketing Rights, Net of Accumulated Amortization      920,226       998,969
Deposits                                                22,292             -

Total Assets                                         $ 944,050     $ 998,969

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                                     $  25,795     $   6,845
Due to 1421209 Ontario Limited - Due Within One Year   800,000       800,000
Due to Director                                         14,741             -
Due to Stockholders                                    109,543        28,883

Total Current Liabilities                              950,079       835,728

Other Liabilities
Due to 1421209 Ontario Limited - Due After One Year    200,000       200,000

Total Liabilities                                    1,150,079     1,035,728

Stockholders' Equity (Deficit)
Common Stock: $.001 Par; 50,000,000 Shares
   Authorized, 18,999,133 Issued and Outstanding        18,999        18,999

Additional Paid-In Capital                              57,217        33,217
Deficit Accumulated During Development Stage          (282,245)      (88,975)

Total Stockholders' Equity (Deficit)                  (206,029)      (36,759)

Total Liabilities and Stockholders' Equity (Deficit) $ 944,050     $ 998,969

The accompanying notes are an integral part of this financial statement.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 2001 AND 2000 AND FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10, 1996) THROUGH FEBRUARY 28, 2001 (UNAUDITED)

                                                                (U.S. Dollars)
                                                                                 Deficit
                                                                               Accumulated    Total
                                                                   Additional    During    Stockholders'
                                    Number        Par     Common     Paid-In   Development    Equity
                                  of Shares      Value     Stock     Capital      Stage     (Deficit)
Balance - January 10, 1996                 -   $     -   $      -   $      -   $       -    $       -

January 11, 1996
Common  Stock Issued in
Exchange for Expenses Paid by
Stockholders                      10,999,133     0.001     10,999          -           -       10,999

Net Loss for the Period                    -         -          -          -     (11,049)     (11,049)

Balance - August 31, 1999         10,999,133     0.001     10,999          -     (11,049)         (50)

Net Loss for the Period                    -         -          -          -           -            -

Balance - November 30, 1999       10,999,133     0.001     10,999          -     (11,049)         (50)

June 21, 2000
Common Stock issued as partial
consideration for acquisition
of marketing contracts             8,000,000     0.001      8,000          -           -        8,000

Cash Contribution of Capital               -         -          -     17,217           -       17,217

Territory Fee Paid by
Stockholder on Behalf of the
Corporation                                -         -          -     10,000           -       10,000

Consulting Services Contributed
by Officers/Directors                      -         -          -      6,000           -        6,000

Net Loss for the Period                    -         -          -          -     (77,926)     (77,926)

Balance - August 31, 2000         18,999,133   $ 0.001   $ 18,999   $ 33,217   $ (88,975)   $ (36,759)

The accompanying notes are an integral part of this financial statement.

                                                             - continued -

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 2001 AND 2000 AND FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10, 1996) THROUGH FEBRUARY 28, 2001 (UNAUDITED) - continued

                                                                (U.S. Dollars)
                                                                                 Deficit
                                                                               Accumulated    Total
                                                                   Additional    During    Stockholders'
                                    Number        Par     Common     Paid-In   Development    Equity
                                  of Shares      Value     Stock     Capital      Stage     (Deficit)
Balance - August 31, 2000         18,999,133   $ 0.001   $ 18,999   $ 33,217   $ (88,975)   $ (36,759)

Consulting Services Contributed
by Officers/Directors                      -         -          -      9,000           -        9,000

Net Loss for the Period                    -         -          -          -     (95,765)     (95,765)

Balance - November 30, 2000       18,999,133     0.001     18,999     42,217    (184,740)    (123,524)

Consulting Services Contributed
by Officers/Consultants                    -         -          -     15,000           -       15,000

Net Loss for the Period                    -         -          -          -     (97,505)     (97,505)

Balance - February 28, 2001       18,999,133   $ 0.001   $ 18,999   $ 57,217   $(282,245)   $(206,029)

The accompanying notes are an integral part of this financial statement.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND 2000 AND FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10, 1996) THROUGH FEBRUARY 28, 2001 (UNAUDITED)

                                 (U.S. Dollars)
                                       Date
                                   of Inception
                                      Through     Three Months Ended
                                    February 28,      February 28,
                                       2001         2001        2000

Revenues                             $       -   $       -   $        -

Expenses
Amortization of Marketing Contracts    104,991      39,372            -
Contracts
Consulting Fees                         75,000      34,500            -
Professional Fees                       43,843       6,110            -
Organization Costs                      11,049           -            -
Territory Fee                           10,000           -            -
Transfer Agent Fees                     16,605       8,555            -
General and Administrative               8,276       2,087            -
Marketing                               12,481       6,881            -

Total Expenses                         282,245      97,505            -

Net Loss for the Period              $(282,245)  $ (97,505)  $        -

Weighted Average of Common Shares
Outstanding                                      18,999,133  10,999,133

Net Loss per Common Share - Basic
and Diluted                                      $     (.01) $   (0.000)


The accompanying notes are an integral part of this financial statement.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND 2000

                                                 Six Months Ended
                                                   February 28,
                                                 2001         2000

Revenues                                      $        -   $        -

Expenses
Amortization of Marketing Contracts               78,743            -
Contracts
Consulting Fees                                   69,000            -
Professional Fees                                 17,510            -
Organization Costs                                     -            -
Territory Fee                                          -            -
Transfer Agent Fees                                9,570            -
General and Administrative                         5,966            -
Marketing                                         12,481            -

Total Expenses                                   193,270            -

Net Loss for the Period                       $ (193,270)  $        -


Weighted Average of Common Shares              18,999,133  10,999,133
Outstanding

Net Loss per Common Share - Basic
and Diluted                                   $    (0.01)  $   (0.000)


The accompanying notes are an integral part of this financial statement.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND 2000 AND FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10,
1996) THROUGH FEBRUARY 28, 2001 (UNAUDITED)

                                                 (U.S. Dollars)

                                            Date of
                                           Inception    Six Months Ended
                                            Through       February 28,
                                          February 28,
                                              2001       2001       2000

Cash Flows from Operating Activities

Net Loss for the Period                    $(282,245) $(193,270)  $     -

Adjustments:
Contributed Services                          30,000     24,000         -
Amortization of Marketing Contracts          104,991     78,743         -

Changes in Assets and Liabilities:
Marketing Rights                             (17,217)         -         -
Deposits                                     (22,292)   (22,292)        -
Accounts Payable                              25,795     18,950         -
Due to Director                               14,741     14,741         -
Due to Stockholders                          109,543     80,660         -

Net Cash Flows from Operating Activities     (36,684)      1,532        -

Cash Flows from Investing Activities               -           -        -

Cash Flows from Financing Activities
Paid-In Capital                               27,217           -        -
Proceeds from Common Stock                    10,999           -        -

Net Cash Flows from Financing Activities      38,216           -        -

Net Increase in Cash and Cash Equivalents      1,532       1,532        -

Cash and Cash Equivalents - Beginning of           -           -        -
Period

Cash and Cash Equivalents - End of Period  $   1,532  $    1,532  $     -

The accompanying notes are an integral part of this financial statement.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                            Date of
                                           Inception    Six Months Ended
                                            Through       February 28,
                                          February 28,
                                              2001       2001       2000

Acquisition of Marketing Contracts
            Assets Purchased              $ 1,025,217   $     -   $      -

Less:  Purchase Price Financed via
       Payable to 1421209 Ontario Limited  (1,000,000)        -          -

Less:  Purchase Price Paid via Stock
       Issuance                                (8,000)        -          -

Cash Paid - Non-Refundable Deposit        $    17,217   $     -   $      -

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

Note B - Other Matters
      Deposits
      During the six months ended February 28, 2001, the Company deposited $22,292 with vendors to purchase twenty-five
      (25) Ozone Titan Water Purification Systems.

      Additional Capital Contribution
      During the six months ended February 28, 2001, the Company received an additional capital contribution of $18,000 in the form of services contributed by an officer. In addition, one consultant contributed capital in the form of services which amounted to $6,000.

      Going Concern
      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $282,245 for the period from date of inception (January 10, 1996) through February 28, 2001. As a result there is a retained deficit of $282,245 at February 28, 2001.

      The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


NOTES TO FINANCIAL STATEMENTS


Note C - Marketing Rights
      Marketing   rights  represent  the  exclusive   rights   to
      distribute  "Hankin  Atlas  Ozone  Systems"  acquired  from
      1421209 Ontario Limited.  Contracts are recorded at cost.

      The aggregate purchase price for the marketing rights has been allocated to the three territories based upon the estimated net revenue of each of the territories as follows:

                                                             2001

       Ontario Territory                             $    798,644
       Mexico Territory                                   150,912
       Caribbean Territory                                 75,661

       Total Marketing Contracts                     $  1,025,217
       Less:  Accumulated Amortization                    104,991

       Net Marketing Contracts                       $    920,226

      Contracts for the Ontario, Canada and Caribbean territories are being amortized over the remainder of their useful lives of nine years which represents the contractual terms of three years plus two automatic renewal extensions of three years each. The contract for the Mexico territory is being amortized over the remainder of its initial contract term of three years. Renewal provisions of two, three year terms in the Mexico contract were not included in the amortization period, since the renewal was contingent upon the Company achieving approximately $666,000 (U.S.) of sales during each term of the contract, which is uncertain as of the date of the financial statements.

      The  remaining contractual lives at the date of acquisition
      (June 21, 2000) upon which amortization expense is being charged to operations is as follows:

       Ontario Territory                               102 Months
       Mexico Territory                                 33 Months
       Caribbean Territory                             105 Months

      Amortization expense amounted to $78,743 and $-0- for the six months ended February 28, 2001 and 2000, respectively.


                                                         - continued -

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


NOTES TO FINANCIAL STATEMENTS


Note C - Marketing Rights - continued

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

      The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

     At the present time, Ozolutions Inc. is in the development stage and does not provide any product or service. We intend to be an international marketer and distributor of water purification systems using ozone technology. The markets we will target are Mexico, the Caribbean Zone, and Ontario, Canada.

     Ozolutions acquired the distribution rights to Hankin products from 1421209 Ontario Limited for 8,000,000 shares of Ozolutions common stock or approximately 42% of the outstanding shares, $17,217 paid at closing, and an additional $1,000,000 payable in installments.

     Ozolutions was originally required to make a payment of $550,000 to 1421209 Ontario Limited no later than November 21, 2000, as part of the purchase price for the distribution rights it acquired from 1421209 Ontario Limited, but this payment deadline was extended in November 2000 to June 30, 2001 to provide Ozolutions additional time to commence operations and raise capital. Additional payments of $250,000 and $200,000 are due no later than August 31, 2001 and September 30,2001. There was no affiliation between 1421209 Ontario Limited and Ozolutions prior to the purchase of the distribution rights.

     We expected to make our first sales of the OzoTitan (now called the EntrOzone) in April, 2001, but delivery of the first water treatment units has been delayed due to continued upgrading of the EntrOzone unit to incorporate additional multi-barrier protection against water borne contaminants. Delivery of initial units is now expected by the end of April 2001.

     There is no assurance that we will be able to generate sufficient revenue from operations within a time frame that will allow for timely payment of our obligations to 1421209 Ontario Limited. If this occurs, we will seek financing from outside sources to make these payments, but we have not finalized any sources of financing and there is no assurance any financing will be available on terms acceptable to Ozolutions. If we are unable to locate financing, Ozolutions will seek an extension of our payment obligations from 1421209 Ontario Limited, but there is no assurance that 1421209 Ontario Limited will grant us another extension should we request it. Failure to make our June 2001 payment to 1421209 Ontario Limited as required under our purchase agreement would give rise to a claim against Ozolutions that could result in a loss of our marketing rights and effectively terminate our business.

     1421209 Ontario Limited has agreed to lend to Ozolutions up to $300,000 at our option to provide financing for our operations at the time 1421209 Ontario Limited receives its first payment of $550,000 from Ozolutions under the purchase agreement for the distribution rights to Hankin products. The loan will be represented by a note due in two years bearing interest at an annual rate of 6.5% and payable quarterly in arrears.

     Until Ozolutions receives outside financing to fund its capital commitments, its operations will be limited to those that can be effected through its officers, directors and consultants. These persons, except for Edward G. Deans have verbally agreed to defer payment of compensation from Ozolutions until revenue generated from sales of product and financing from outside sources provides sufficient working capital to fund operations and payment of their compensation. From June 2000 through February 2001, D. Brian Robertson, Joseph Cira, and Lou Shefsky, stockholders of Ozolutions, advanced $88,494, $3,333, and $17,717 respectively to Ozolutions to cover sales and administrative expenses and an initial deposit of $22,292 made by Ozolutions for the purchase of 25 EntrOzone water treatment systems. Max Weissengruber, President and a Director, has also advanced $14,741 to Ozolutions. These advances do not bear interest and the parties have not set repayment terms. These individuals have verbally indicated their willingness to make further advances in the future as may be required to fund ongoing sales and administrative operating costs. These advances are the sole source of capital to fund operational costs. However, there is no written or fixed obligation to make further advances, so there is no assurance that Ozolutions will have the capital resources to fund its operations over the next 12 months.

     Under distribution agreements with Hankin, product is shipped by Hankin against purchase orders we place either directly to the end user or dealer or to us for delivery to the end user or dealer. Accordingly, we do not require any significant amount of capital for inventory or facilities required to maintain and distribute inventory.

     Based solely on Managements evaluation of the potential market, Ozolutions believes that 125 EntrOzone units can be sold in Ontario by the end of June 2001. We plan on taking delivery of the first 25 units in April and May and these units will be sold directly to consumers and our independent dealers for their initial inventory. An additional 100 units have been ordered for delivery by June 30, 2001, against purchase orders from independent dealers. If we have significantly over estimated the potential market for the EntrOzone, our need for additional capital could increase by as much as $170,000 to acquire and hold that inventory of EntrOzone units.

     From the date of its inception, on January 10, 1996, through February 28, 2001, Ozolutions has not generated any revenue from the sale of water treatment systems. Total expenses from September 1, 2000 to February 28,2001, were $193,270. This total includes consulting and professional fees of $86,510, amortization of marketing rights of $78,743, $9,570 in transfer agent fees, marketing costs of $12,481, and general and administrative expenses of $5,966. As a result, Ozolutions recognized a net loss for the six months ending February 28, 2001 of $193,270.

     Ozolutions believes its general, selling and administrative expenses during the 12-month period following the date it can obtain additional financing of at least $300,000 will be $255,000. Approximately $87,000 will be used for marketing and sales expenses including:

     *    production of printed sales materials

     *    advertising in industry publications

     * travel expenses associated with advancing proposed projects in Mexico and the Caribbean Zone

     * travel expenses associated with establishing an Ontario dealer network

     Approximately $90,000 will be used to make payments under a consulting contract with Edward G. Deans who has assisted Ozolutions in formulating marketing plans and will assist in their implementation. The remaining $78,000 is the estimated cost of clerical and management staff and facilities required to operate over the next year.

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

                               OZOLUTIONS, INC.

Date: April 10, 2001           By: /s/Max Weissengruber, President