Form 10QSB
period 2001-05-31
OZOLUTIONS INC
filed 2001-07-11
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2001

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

                           FORM 10-QSB
                        OZOLUTIONS, INC.

                              INDEX
                                                                   Page

PART I.   Item 1. Financial Information                             3

          Balance Sheets at May 31, 2001                            3
          (Unaudited) and August 31, 2000

          Statements of Changes in Stockholders'                    4
          Equity (Deficit) for the Three Months and Nine Months
          Ended May 31, 2001 and 2000 and for the
          Period from Date of Inception (January 10, 1996) through May 31, 2001 (Unaudited)

          Statements of Operations for the Three                    6
          Months Ended May 31, 2001 and 2000, and for the Period from Date of Inception (January 10,
          1996) through May 31, 2001 (Unaudited)

          Statements of Operations for the Nine                     7
          Months Ended May 31, 2001 and 2000 (Unaudited)

          Statements of Cash Flows for the Nine                     8
          Months Ended May 31, 2001 and 2000, and for the
          Period from Date of Inception (January 10, 1996) through May 31, 2001 (Unaudited)

          Notes to Financial Statements                            10

          Item   2.  Management's  Discussion   and                13
          Analysis or Plan of Operation

PART II.  Other Information                                        15

Signatures                                                         15

                             PART I.
                  Item 1. Financial Information

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada

BALANCE SHEETS

                                                   (U.S. Dollars)
                                               (Unaudited)
                                                May 31,   August 31,
                                                  2001       2000

ASSETS

Cash and Cash Equivalents                     $        60  $        -
Marketing Rights, Net of Accumulated
  Amortization                                    880,854     998,969
Deposits                                           56,292           -

Total Assets                                  $   937,206   $ 998,969

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                              $    23,801   $   6,845
Deferred Revenue                                   33,000           -
Due to 1421209 Ontario Limited - Due Within
 One Year                                       1,000,000     800,000
Due to Director                                    54,503           -
Due to Stockholders                               110,935      28,883

Total Current Liabilities                       1,222,239     835,728

Other Liabilities
Due to 1421209 Ontario Limited - Due
 After One Year                                         -     200,000

Total Liabilities                               1,222,239   1,035,728

Stockholders' Equity (Deficit)
Common Stock:  $.001 Par; 50,000,000 Shares
 Authorized 18,999,133 Issued and Outstanding      18,999      18,999
Additional Paid-In Capital                         66,217      33,217
Deficit Accumulated During Development Stage    (370,249)    (88,975)

Total Stockholders' Equity (Deficit)            (285,033)    (36,759)

Total Liabilities and Stockholders' Equity    $  937,206  $  998,969
(Deficit)

  The accompanying notes are an integral part of this financial statement.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario,
Canada

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE MONTHS AND NINE MONTHS ENDED May 31, 2001 AND 2000 AND FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10, 1996) THROUGH May 31, 2001 (UNAUDITED)

                                         (U.S. Dollars)
                                                                                  Deficit
                                                                                Accumulated     Total
                                                                     Additional   During    Stockholders'
                                    Number        Par      Common      Paid-In  Development    Equity
                                  of Shares      Value      Stock      Capital     Stage      (Deficit)
Balance - January 10, 1996                 -   $     -   $      -   $       -   $       -   $         -

January 11, 1996
Common Stock Issued in
 Exchange for Expenses Paid by
 Stockholders                     10,999,133     0.001     10,999           -           -        10,999

Net Loss for the Period                    -         -          -           -     (11,049)      (11,049)


Balance - August 31, 1999         10,999,133     0.001     10,999           -     (11,049)        (50)

Net Loss for the Period                    -         -          -           -           -           -

Balance - November 30, 1999       10,999,133     0.001     10,999           -     (11,049)        (50)

June 21, 2000
Common Stock issued as partial
 consideration for acquisition
 of marketing contracts            8,000,000     0.001      8,000           -           -       8,000

Cash Contribution  of Captial              -         -          -      17,217           -      17,217

Territory Fee Paid by Stockholder
 on Behalf of the Corporation              -         -          -      10,000           -      10,000

Consulting Services Contributed
 by Officers/Directors                     -         -          -       6,000           -       6,000

Net Loss for the Period                    -         -          -           -     (77,926)    (77,926)

Balance - August 31, 2000         18,999,133   $ 0.001   $ 18,999   $  33,217   $ (88,975)  $ (36,759)

  The accompanying notes are an integral part of this financial statement.
                                              -continued-

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE MONTHS AND NINE MONTHS ENDED MAY 31, 2001 AND 2000 AND FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10, 1996) THROUGH MAY 31, 2001 (UNAUDITED) - continued

                                         (U.S. Dollars)

                                                                               Deficit
                                                                             Accumulated     Total
                                                                  Additional   During    Stockholders'
                                   Number       Par     Common     Paid-In   Development    Equity
                                 of Shares     Value     Stock     Capital      Stage      (Deficit)
Balance - August 31, 2000       18,999,133   $ 0.001   $ 18,999   $ 33,217   $  (88,975)  $ (36,759)


Consulting Services Contributed
 by Officer/Directors                    -         -          -      9,000            -       9,000

Net Loss for the Period                  -         -          -          -      (95,765)    (95,765)

Balance - November 30, 2000     18,999,133     0.001     18,999     42,217     (184,740)   (123,524)

Consulting Services Contributed
 by Officers/Consultants                 -         -          -     15,000            -      15,000

Net Loss for the Period                  -         -          -          -      (97,505)    (97,505)

Balance - February 28, 2001     18,999,133     0.001     18,999     57,217     (282,245)   (206,029)

Consulting Services Contributed
 by Officer/Consultants                  -         -          -      9,000            -       9,000

Net Loss for the Period                  -         -          -          -      (88,004)    (88,004)

Balance - May 31, 2001          18,999,133  $  0.001   $ 18,999   $ 66,217   $ (370,249)  $(285,033)

  The accompanying notes are an integral part of this financial statement.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE
COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000 AND FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10, 1996) THROUGH MAY 31, 2001 (UNAUDITED)

                                 (U.S. Dollars)

                                    Date of
                                   Inception    Three Months Ended
                                    Through           May 31,
                                    May 31,
                                     2001        2001        2000

Revenues                         $        -   $         -  $         -

Expenses
Amortization of Marketing           144,363        39,372            -
Contracts
Consulting Fees                     103,376        28,376            -
Professional Fees                    49,743         5,900            -
Organization Costs                   11,049             -            -
Territory Fee                        10,000             -            -
Transfer Agent Fees                  20,161         3,556            -
General and Administrative           13,322         5,046            -
Marketing                            18,235         5,754            -

Total Expenses                      370,249        88,004            -

Net Loss for the Period           $(370,249)   $   (88,004) $         -

Weighted Average of Common                      18,999,133   10,999,133
Shares Outstanding

Net Loss per Common Share -
 Basic and Diluted                              $   (.005)  $    (0.000)

  The accompanying notes are an integral part of this financial statement.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE
COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


STATEMENTS  OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31,  2001  AND
2000

                                                 Nine Months Ended
                                                      May 31,
                                                 2001        2000

Revenues                                 $         -   $            -

Expenses
Amortization of Marketing Contracts          118,116                -
Consulting Fees                               98,938                -
Professional Fees                             23,410                -
Organization Costs                                 -                -
Territory Fee                                      -                -
Transfer Agent Fees                           13,126                -
General and Administrative                     9,449                -
Marketing                                     18,237                -

Total Expenses                               281,276                -

Net Loss for the Period                   $ (281,276)  $            -

Weighted Average of Common                18,999,133       10,999,133
Shares Outstanding

Net Loss per Common Share -
Basic and Diluted                         $   (0.015)  $       (0.000)

  The accompanying notes are an integral part of this financial statement.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MAY 31, 2001 AND 2000 AND FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10, 1996) THROUGH MAY 31, 2001 (UNAUDITED)

                                            (U.S. Dollars)

                                           Date of
                                          Inception   Nine Months Ended
                                           Through         May 31,
                                           May 31,
                                            2001        2001      2000

Cash Flows from Operating Activities

Net Loss for the Period                   $(370,249) $(281,275)  $    -

Adjustments:
Contributed Services                         39,000     33,000        -
Amortization of Marketing Contracts         144,363    118,116        -

Changes in Assets and Liabilities:
Marketing Rights                            (17,217)         -        -
Deposits                                    (55,655)   (55,655)       -
Accounts Payable                             23,801     16,956        -
Deferred Revenue                             32,363     32,363        -
Due to Director                              54,503     54,503        -
Due to Stockholders                         110,935     82,052        -

Net Cash Flows from Operating  Activities   (38,156)         60       -

Cash Flows from Investing Activities              -          -        -

Cash Flows from Financing Activities
Paid-In Capital                              27,217          -        -
Proceeds from Common Stock                   10,999          -        -

Net Cash Flows from Financing Activities     38,216          -        -

Net Increase in Cash and Cash Equivalents        60         60        -
Cash and Cash Equivalents - Beginning of
 Period                                           -          -        -

Cash and Cash Equivalents -  End of
 Period                                 $        60   $     60  $     -

  The accompanying notes are an integral part of this financial statement.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario, Canada


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

                                         Date of
                                        Inception     Nine Months
                                         Through         Ended
                                         May 31,        May 31,
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

Note B -       Other Matters
      Deposits
      During the nine months ended May 31, 2001, the Company deposited $22,292 with vendors to purchase twenty-five
      (25) Ozone Titan Water Purification Systems, and deposited $34,000 with vendors to purchase thirty-one (31) EntrOzone Water Purification Systems.

      Additional Capital Contribution
      During the nine months ended May 31, 2001, the Company received an additional capital contribution of $27,000 in the form of services contributed by an officer. In addition, one consultant contributed capital in the form of services which amounted to $6,000.

      Going Concern
      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $370,249 for the period from date of inception (January 10, 1996) through May 31, 2001. As a result there is a retained deficit of $370,249 at May 31, 2001.

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

      The aggregate purchase price for the marketing rights has been allocated to the three territories based upon the estimated net revenue of each of the territories as follows:

                                                             2001

       Ontario Territory                               $  798,644
       Mexico Territory                                   150,912
       Caribbean Territory                                 75,661

       Total Marketing Contracts                       $1,025,217
       Less:  Accumulated Amortization                    144,363

       Net Marketing Contracts                         $  880,854

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

      The  remaining contractual lives at the date of acquisition
      (June 21, 2000) upon which amortization expense is being charged to operations is as follows:

       Ontario Territory                               102 Months
       Mexico Territory                                 33 Months
       Caribbean Territory                             105 Months

      Amortization expense amounted to $118,116 and $-0- for the nine months ended May 31, 2001 and 2000, respectively.


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

Note D -       Advisory Agreements
                 On  June  5,  2001,  the  Company  entered  into
      advisory agreements with the firms of David Michael LLC and Feng Shui Consulting, Inc. The purpose of the advisory agreements is to assist the Company in effecting the purchase of businesses and assets relative to its business and growth strategy, acquisition of other operations or businesses, general business and financial consulting, and the introduction of the Company to public relations firms and consultants and others that may assist the Company in its plans. For the services described in their respective agreements, the advisors will each be issued shares of Ozolutions, Inc. on the following schedule: June 5, 2001 - 400,000 shares; September 5, 2001
      - 200,000 shares; December 5, 2001 - 200,000 shares; March 5, 2002 - 150,000 shares.

Note E -  Stock Options
      In June of 2001, the Board of Directors approved the issuance of 325,000 options for common stock to the three directors and senior officers of the Company.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                            OPERATION

Plan of Operation

     Ozolutions Inc. is an international marketer and distributor of water purification systems using ozone technology. The markets we are primarily targeting are Mexico, the Caribbean
Zone, and Ontario, Canada.

     Ozolutions acquired the distribution rights to Hankin products from 1421209 Ontario Limited for 8,000,000 shares of Ozolutions common stock $17,217 paid at closing, and an additional $1,000,000 payable in installments.

     Ozolutions was originally required to make a payment of $550,000 to 1421209 Ontario Limited no later than November 21, 2000, as part of the purchase price for the distribution rights it acquired from 1421209 Ontario Limited, but this payment deadline was extended in November 2000 to June 30, 2001 to provide Ozolutions additional time to commence operations and raise capital. Additional payments of $250,000 and $200,000 are due no later than August 31, 2001 and September 30,2001. Ozolutions has not made the payment due June 30, 2001. Under the terms of the agreement, Ozolutions has a 30-day grace period to make the payment. We are attempting to raise capital privately to make the required payment by the end of July 2001, but there is no assurance we will be successful in this effort. There was no affiliation between 1421209 Ontario Limited and Ozolutions prior to the purchase of the distribution rights.

     We have sold 56 EntrOzone units in May 2001, but delivery of the first water treatment units has been delayed due to continued upgrading of the EntrOzone unit to incorporate additional multi-barrier protection against water borne contaminants. Delivery of initial units is now expected by the end of July 2001. Field testing of the enhanced model of the EntrOzone is underway, nine more units are in production. Full production will commence in August 2001.

     There is no assurance that we will be able to generate sufficient revenue from operations within a time frame that will allow for timely payment of our obligations to 1421209 Ontario Limited. If we are unable to locate financing, Ozolutions will seek an extension of our payment obligations from 1421209 Ontario Limited, but there is no assurance that 1421209 Ontario Limited will grant us another extension should we request it. Failure to make our June 2001 payment to 1421209 Ontario Limited as required under our purchase agreement would give rise to a claim against Ozolutions that could result in a loss of our marketing rights and effectively terminate our business. We expect to negotiate a further extension if required and have authorized a private placement to raise capital to complete the required payments and provide operating capital.

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

     Until Ozolutions receives outside financing to fund its capital commitments, its operations will be limited to those that can be effected through its officers, directors and consultants. These persons, except for Edward G. Deans have verbally agreed to defer payment of compensation from Ozolutions until revenue generated from sales of product and financing from outside sources provides sufficient working capital to fund operations and payment of their compensation. From June 2000 through May 31, 2001, D. Brian Robertson, Joseph Cira, and Lou Shefsky, stockholders of Ozolutions, advanced $ 89,843, $3,333, and
$17,717, respectively, to Ozolutions to cover sales and administrative expenses and an initial deposit of $22,292 made by Ozolutions for the purchase of 25 EntrOzone water treatment systems. Max Weissengruber, President and a Director, has also advanced $54,503 to Ozolutions. These advances do not bear interest and the parties have not set repayment terms. These individuals have verbally indicated their willingness to make further advances in the future as may be required to fund ongoing sales and administrative operating costs. These advances are the sole source of capital to fund operational costs. However, there is no written or fixed obligation to make further advances, so there is no assurance that Ozolutions will have the capital resources to fund its operations over the next 12 months.

     Under distribution agreements with Hankin, product is shipped by Hankin against purchase orders we place either directly to the end user or dealer or to us for delivery to the end user or dealer. Accordingly, we do not require any significant amount of capital for inventory or facilities required to maintain and distribute inventory.

     Based on Management's evaluation of the potential market and an initial dealer order and deposit of $34,000 for 31 units, Ozolutions projects that 2,400 EntrOzone units can be sold in Ontario by the end of 2001. We plan on taking delivery of the first 31 units in August, which units have been sold directly to one dealer. Other independent dealers will be acquiring their initial inventory once Hankin commences delivery of units. An additional 25 units have been ordered for delivery by August 2001 for direct customer sales.

     From the date of its inception, on January 10, 1996, through May 31 2001, Ozolutions has not generated any revenue from the sale of water treatment systems. Total expenses from September 1, 2000 to May 31,2001, were $281,275. This total includes consulting and professional fees of $123,910, amortization of marketing rights of $118,115 and $13,126 in transfer agent fees. As a result, Ozolutions recognized a net loss for the nine months ending May 31, 2001 of $281,275. Ozolutions believes its general, selling and administrative expenses during the 12-month period following the date it can obtain additional financing will be $ 255,000. Approximately $87,000 will be used for marketing and sales expenses including:

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

                                   OZOLUTIONS, INC.

Date:  July 9, 2001                By: /s/ Max Weissengruber,
                                   President