Form 10KSB
period 2001-08-31
OZOLUTIONS INC
filed 2001-11-29
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities Exchange Act of 1934 for the fiscal year ended  August
31, 2001, or

[ ]   Transition report pursuant to section 13 or 15(d)  of
the Securities Exchange act of 1934 for the transition  period
from    to

                 Commission File No.  000-31343

                         OZOLUTIONS INC.
   (Name of Small Business Issuer as specified in its charter)

           Delaware                         98-0229321
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

 30 Denver Crescent, Suite 200, Toronto, Ontario, Canada M2J 1G8
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (416) 490-0254

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                 Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year:  $-0-.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on November 12, 2001, was $28,288,223.

As of November 12, 2001, the Registrant had outstanding
19,799,133 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                3

2.   Description of Properties                              8

3.   Legal Proceedings                                      8

4.   Submission of Matters to a Vote of Security Holders    9

Part II

5.   Market for Common Equity and Related Stockholder       9
     Matters

6.   Management's Discussion and Analysis of Financial      10
     Condition and Results of Operations

7.   Financial Statements                                   12

8.   Changes in and Disagreements with Accountants          12
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control   13
     Persons; Compliance with Section 16(a) of the
     Exchange Act

10.  Executive Compensation                                 14

11.  Security Ownership of Certain Beneficial Owners and    15
     Management

12.  Certain Relationships and Related Transactions         17

13.  Exhibits and Reports on Form 8-K                       17

Signatures                                                  19

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

Our Company

     Ozolutions Inc., a Delaware corporation, is a development stage company engaged in the business of distributing ozone and activated water treatment systems. Ozone water treatment systems are based on ozonation, which is the treatment of water with ozone gas to purify the water. Ozone systems include an ozone generator that applies an electrical discharge to oxygen or ambient air to produce ozone, and a transfer system for injecting the ozone into a water stream to oxidize or purify the water. Activated systems use water flow over ceramic balls to generate from the resulting friction an electric charge in the water.
This activated water is believed to facilitate the removal of scale build-up in water pipes, enhance the operation of water purification systems by softening the outside surface of microorganisms, and has other potential benefits.

     We are in the development stage, in that we have yet to generate significant revenue from operations. We had a net loss of $542,419 for the year ended August 31, 2001. Ozolutions has no history of profitable operations on which to base a judgment regarding our future operations. Our operations and resulting cash flows are subject to all of the risks inherent in an emerging business enterprise, which has not achieved profitability. There can be no assurance that product sales made by us in the future will be at volumes and prices sufficient for us to achieve and maintain profitable operations.

     Ozolutions' offices are located at 30 Denver Crescent, Suite
200, Toronto, Ontario, Canada M2J 1G8, where our telephone number is (416) 490-0254.

Hankin Products

     Ozolutions has an exclusive distributorship agreement with Hankin Atlas Ozone Systems, Ltd., which allows us to market and sell the complete range of Hankin water treatment products in Mexico and the Caribbean Zone. In addition, Ozolutions has an exclusive agreement to market in the Province of Ontario, Canada, a new compact ozone power generator called the EntrOzone, which can be used by consumers and smaller commercial and institutional customers to purify water.

     Hankin offers a variety of medium to large size ozone process equipment for use in treating water for recreational, industrial, municipal and other commercial applications. These would include swimming and wave pool facilities, treatment of industrial effluent, treatment of cooling tower water, municipal water treatment, purification of drinking water, and bottled water purification. The equipment consists of modules or component parts that can be configured to meet the specific treatment needs of the customer. In unusual applications, Hankin can design custom systems for the customer. The price for ozone process systems range from $27,000 for medium-sized systems to $200,000 for larger systems.

     The EntrOzone is a smaller, self-contained ozone process system designed by Hankin for the consumer market. It incorporates the latest electronics and semi-conductor technology integrated with a dielectric assembly to provide a low-cost, high efficiency ozone generator. Perhaps the most significant feature of the EntrOzone is its great versatility. Due to its size, weight and energy consumption, it is well suited to a number of small ozone treatment applications, including:

  * Small bottled water systems
  * Cooling water treatment
  * Laboratory use
  * Ultra pure water
  * Residential/cottage use

     The EntrOzone comes cabinet mounted with connections in the rear of the unit. Controls are front panel mounted for easy access. Electrical components are maintained at a cool operating temperature by a cabinet mounted fan. Tubing and fittings in contact with ozonated gas are constructed of glass, 316 stainless steel or Teflon.

     Manufacturing of the EntrOzone has been out-sourced, but not sold, by Hankin to an independent manufacturer. 1421209 Ontario Limited acquired a right of first refusal to purchase the manufacturing rights on the same terms and conditions offered by a prospective purchaser in the event Hankin ever decides to sell the manufacturing rights. This first right of refusal was assigned to Ozolutions when we acquired the marketing rights to the EntrOzone in Ontario. We have not received any indication that Hankin ever intends to sell the manufacturing rights, so we cannot predict whether we would ever be in a position to exercise this first right of refusal.

     Under our distribution agreements with Hankin for Mexico and the Caribbean Zone, we receive a commission for completed sales. In Ontario we are entitled to purchase from Hankin the EntrOzone and related products at Hankin's established prices, which are no higher than prices to other distributors, and we resell the product to end users at a mark-up.

     We began our marketing efforts in Mexico and the Caribbean Zone in July 2000, and have identified eight potential water treatment projects in Mexico. The Mexican state of Chihuahua has three new water projects and two wastewater treatment projects proposed for development. As proposed, a significant portion of the projects would consist of ozone water treatment systems. Pemex Refinacion, the Mexican petroleum agency, has proposed three cooling tower installations for refineries that incorporate ozone water treatment systems. The current schedule is to collect field data and specifications for the projects, so that bids for the projects can be submitted in February or March 2002. Although we are unaware of any other bidders, there is always the possibility that other companies will submit competitive bids for the ozone treatment components of these projects, so there is no assurance that one or more of the project contracts will be awarded to the Hankin products we offer. We have yet to realize any revenue from the sale of water treatment systems, but we expect we will complete sales of our first systems before the end of 2002. A system is sold when the water treatment unit is delivered and billed.

     We have ordered 25 EntrOzones for delivery in January and February 2002, at a cost to us of $1,667 per unit, or a total of $41,675. These units will be resold to our dealers at $2,800 per unit for their initial inventory. The suggested retail price for the EntrOzone is $3,933. When we place an order with Hankin, we pay 50% of the total invoice price with the balance due net 30 days after delivery. We believe we can obtain delivery of units within 30 days of order, so we plan on placing orders for product against orders we receive from our dealers and customers we sell to directly. Dealers and customers are required to pay 50% of the invoice price at the time of ordering with the balance due on the date of delivery. No units will be ordered for a dealer or customer unless Ozolutions receives the initial deposit, and units will only be delivered against payment of the remaining purchase price.

     The EntrOzone carries a one year warranty from Hankin against defects in material and workmanship. Defective units can be returned to Ozolutions for warranty repairs by Hankin or for replacement.

     Ozolutions acquired marketing rights to Hankin products from 1421209 Ontario Limited, a Canadian corporation, in June 2000.
We acquired the marketing rights for 8,000,000 shares of Ozolutions common stock, or approximately 42% of the outstanding shares, a non-refundable payment of $17,217 (CDN$25,000) made at closing, and an additional $1,000,000 payable in installments commencing in November 2000. In November 2000, Ozolutions and 1421209 Ontario Limited agreed to an extension for the installment payments scheduled as follows:

     * $550,000 on the earlier of 90 days following the establishment of a public market in Ozolutions common stock or June 30, 2001;

     * $250,000 on the earlier of 150 days following the establishment of a public market in Ozolutions common stock or August 30, 2001; and

     * $200,000 on the earlier of 180 days following the establishment of a public market in Ozolutions common stock or September 30, 2001.

     We have yet to generate significant revenue from operations and there is no assurance we will generate significant revenue from operations prior to the end of June 2002. Consequently, Ozolutions is seeking financing from outside sources to make the payment of $1,000,000 now due to 1421209 Ontario Limited, or negotiate with 1421209 Ontario Limited a further extension on the payment. We have not identified any potential sources of financing and have no written agreement with 1421209 Ontario Limited that it will extend the payment obligation, although we have a verbal understanding that 1421209 Ontario Limited will work with us, provided Ozolutions makes future payments on a regular and progressive basis. Failure to make the payments due is a default under the purchase contract for the marketing rights that could result in a claim against Ozolutions and a loss of our marketing rights to Hankin products.

     The marketing rights we acquired were valued for financial reporting purposes at $1,025,217, which includes the non-refundable payment made at closing in the amount of $17,217, the $1,000,000 installment obligation, and a value of $8,000 assigned to the common stock issued, which is the total par value for 8,000,000 shares.

     In Mexico and the Caribbean Zone (countries located in or bordering on the Caribbean Ocean with the exception of Mexico and
Cuba) Ozolutions is entitled to market on an exclusive basis medium to large size Hankin ozone generating equipment systems used for water treatment in various applications. We can also distribute in Mexico and the Caribbean Zone the smaller EntrOzone, but we have not developed any marketing plans for the EntrOzone in these territories and do not expect we will do so prior to the end of 2001. Each distribution agreement is for a term of three years and is renewable for two additional three-year terms. In order to obtain renewal of our exclusive marketing rights in Mexico only, we must obtain at least CDN$1,000,000 (approximately USD$666,666 based on current exchange rates) of sales in each three-year term of the agreement. Due to this condition in the distribution contract for Mexico, we have focused on marketing Hankin products in Mexico and expect we will continue to do so through the first six months of 2002. We are required to use our best efforts to procure orders in the territories and to maintain a sales force in each territory. Each order or contract for purchase of a Hankin system must be submitted to Hankin for final pricing and approval, and we receive a commission on the final contract price, excluding any portion of the price attributable to consulting, engineering and design services provided by Hankin and post installation maintenance and repair. Our commission is

   *      10% of the first CDN$100,000 of the contract price
          (approximately USD$66,666 based on current exchange rates),

   *      7.5%  of  the  next  CDN$100,000  (approximately
          USD$66,666 based on current exchange rates),

   *      6%   of   the  next  CDN$300,000  (approximately
          USD$200,000 based on current exchange rates),

   *      2%   of   the  next  CDN$500,000  (approximately
          USD$333,333 based on current exchange rates), and

   *    1% of any remaining amount.

     A territory fee of CDN$50,000 (USD$33,333) was required to secure the marketing rights in Mexico. Of this fee, CDN$15,000
(USD$10,000) has been paid and the balance is payable out of 10% of our commission earned on product sales.

     In Ontario, Canada, Ozolutions is the exclusive distributor for Hankin's Point of Use and Point of Entry water treatment units, which are referred to as the EntrOzone, and related products. We do not hold marketing rights for any of the larger Hankin systems in Ontario. The distribution agreement for this smaller system covering Ontario is for a term of three years and is renewable for two additional three-year terms without minimum sale requirements. We are required to use our best efforts to procure orders in the territories and to maintain a sales force for that purpose. Under the agreement we purchase the EntrOzone and related products from Hankin at published prices to all distributors and, if there are no published prices, at prices no higher than those charged other distributors. We expect to resell the product to our dealers at a mark-up of approximately 68% of our cost, or a price of approximately $2,800 based on our current cost of $1,667.

ELCE Products

     ELCE International's water activation systems use water flow over ceramic balls to generate, from the resulting friction, an electric charge in the water. This activated water is believed by ELEC to facilitate the removal of scale build-up in water pipes and enhance the operation of water purification systems by softening the outside surface of microorganisms. ELCE products are also believed to enhance plant productivity and improve growth and uniformity in fish and shrimp farming. Ozolutions has a non-exclusive distributorship agreement with ELCE International to market its products in Mexico and Caribbean markets including Costa Rica, Panama, Ecuador and Jamaica. Ozolutions works with existing contacts and agents already promoting Hankin ozone technology, since these are non-competitive product lines. ELCE products have a commercial, industrial focus whereas Hankin offers products with a more institutional/municipal /public health orientation. We acquired our distribution rights in August 2001, and are in the process of formulating a marketing strategy for the products.

Marketing Strategy

     Ozolutions intends to market Hankin and ELEC systems in Mexico and the Caribbean Zone primarily to national, state, and local governmental units and municipalities as a solution for their water treatment needs. These marketing efforts will be undertaken primarily by management and through independent contractors and consultants. We are now establishing our independent contractors in Mexico and the Caribbean Zone and are pursuing directly contacts with government officials responsible for water projects. These efforts have resulted in the identification of sales opportunities in food processing, water bottling, hotels, hospitals, and industrial cooling towers. Mexico and the Caribbean Zone represent new markets for Hankin where it has not previously sold its large and medium size water treatment systems. Our marketing rights give us the opportunity to develop these markets for Hankin.

     Historically, ozone based water treatment products were only available to medium and larger sized municipal, industrial and institutional users. The EntrOzone, which is a new product developed by Hankin, has the potential to increase greatly the number of units sold because it opens the market to consumers and smaller commercial and institutional customers. We have entered into dealer agreements with ten dealers for the EntrOzone, and are seeking an additional five dealers. Our objective is to have dealers ready to offer the EntrOzone in the first quarter of 2002 to take advantage of the beginning of the construction season in the spring of 2002.

Competition

     Hankin products compete with similar products manufactured by other multi-national companies, many of which have greater financial and marketing resources than Ozolutions. Ozonia, PCI Wedeco, Vivendi/US Filter and Mitsubishi are the major competitors that offer medium and large size ozone water treatment systems similar to the systems offered by Hankin.
These companies are pursuing the market for water treatment solutions in areas such as Mexico and the Caribbean Zone where there is a growing need for water treatment facilities, but we have found no evidence that these companies have captured a significant portion of the market for water treatment systems.
We believe we can compete with these companies based on price and product performance.

     The market for smaller water treatment systems in Ontario is fragmented with a large number of companies offering systems with differing technologies. The different technologies used in available systems include filtration through active carbon or other substances, distillation, ultra violet treatment, and reverse osmosis. We have found no evidence that any one technology has a significantly greater market share than the other. Only one company, OzoMax, offers a product similar to the EntrOzone. The OzoMax is manufactured in China in the form of a core units with add on components that must be purchased to make the product functional, while the EntrOzone comes complete as a fully integrated unit. Based solely on its own examination of the products, management of Ozolutions believes the EntrOzone is superior in materials and workmanship to the OzoMax. Ozolutions has not found any evidence that there is an established dealer or service network for the OzoMax in Ontario. We believe we can compete with other small water treatment systems on the basis of price and product performance.

Government Regulation

     Ozolutions sales activity in various countries may be subject to local business licensing requirements, to the extent such requirements exist in a given country. We do not believe these licensing requirements represent a significant barrier to our distribution business. Generally, on sale of Hankin products in various countries Hankin is responsible for complying with any import and installation regulations applicable to the systems sold. The adoption of NAFTA several years ago has removed any significant barriers to the importation of Hankin products in the countries where we are pursuing our sales efforts.

Employees

     As of August 31, 2001, Ozolutions employed a total of three persons, including two executives and one clerical employee. None of the its employees is represented by a labor union. Ozolutions has experienced no work stoppages and believes that its relations with its employees are good.

About Ozolutions

     Ozolutions was formed as a Delaware corporation in January 1996 under the name "Unipak Process, Inc." as a subsidiary of Aban Hytek, Inc. ("AHI"). It received certain assets of AHI for its stock and the stock was spun-off to the stockholders of AHI in connection with a business reorganization between AHI and an unrelated party.

     In October 1999, Ozolutions changed its name to Rico Resources 1999, Inc., in connection with its plan at that time to engage in the business of developing a gold mining prospect in Costa Rica. Following further study and evaluation of the prospect, management determined that the estimated yield of gold from the prospect would not be sufficient based on prevailing gold prices to cover extraction costs and produce an acceptable profit. Consequently, this business endeavor was abandoned.

     In June 2000, Ozolutions acquired marketing rights to products of Hankin Atlas Ozone Systems Limited, a Canadian corporation, from 1421209 Ontario Limited, a Canadian corporation. In connection with the acquisition, we changed our name to Ozolutions Inc.

               ITEM 2.  DESCRIPTION OF PROPERTIES

     Ozolutions uses approximately 400 square feet of office space at 30 Denver Crescent, Suite 200, Toronto, Ontario, Canada M2J 1G8, provided by Max Weissengruber, one of its officers and directors, at no charge. We believe this space will be adequate for our needs for at least the next 12 months.

     Ozolutions has a verbal understanding with an unaffiliated person, Graham Lintell, whom we expect to employ in 2002 to assist in managing our Ontario dealer group, to use, as needed, 1,000 square feet of warehouse space to store EntrOzone units that are not shipped directly to end users or dealers. We expect the cost of this temporary storage space will be approximately $500 per month. If for any reason this arrangement is not effected, we believe there is a substantial amount of warehouse space available at reasonable rates in the Toronto area that can meet our needs.

                   ITEM 3.  LEGAL PROCEEDINGS

    Ozolutions is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against Ozolutions have been threatened.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fiscal quarter ended of August 31, 2001.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market and Stockholder Information

     The common stock of Ozolutions trades in the over-the-counter market under the symbol "OZLU." Trading in our common stock commenced in June 2001. The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Fiscal Quarter Ended      High Bid ($)           Low Bid ($)

August 31, 2001             3.35                  0.50

    Since its inception, no dividends have been paid on our common stock. Ozolutions intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

    At August 31, 2001, there were approximately 1,574 holders of record of our Common Stock.

Recent Sales of Securities

     In June 2001, we issued options to purchase common stock of Ozolutions to our officers and directors in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering. The following table shows the number of options issued to each person and the exercise price and expiration date of the options.

Name                Number of       Exercise   Expirat
                    options           Price      ion

Max Weissengruber   175,000           $1.00     June 2003
James A. Clemenger  100,000           $1.00     June 2003
Dennis Caplice       50,000           $1.00     June 2003


The option issued to Dennis Caplice expired following his resignation from the board of directors.

     In June 2001, we issued 400,000 shares of common stock as compensation valued at $64,000 to David Michael, LLC, for services to be rendered under a consulting agreement in connection with business and financial development and advice. Ozolutions believes David Michael, LLC, to be a sophisticated investor with access to all information pertaining to the business and financial condition of Ozolutions. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933 in transactions by an issuer not involving a public offering. No commissions were paid to any person in connection with the transaction.

     In June 2001, we issued 400,000 shares of common stock as compensation valued at $64,000 to Feng Shui Consulting, Inc., for services to be rendered under a consulting agreement in connection with business and financial development and advice. Ozolutions believes Feng Shui Consulting, Inc., to be a sophisticated investor with access to all information pertaining to the business and financial condition of Ozolutions. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933 in transactions by an issuer not involving a public offering. No commissions were paid to any person in connection with the transaction.

    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                            OPERATION

     Ozolutions is an international marketer and distributor of water purification systems using ozone technology. The markets we are primarily targeting are Mexico, the Caribbean Zone, and Ontario, Canada.

     Ozolutions acquired the distribution rights to Hankin products from 1421209 Ontario Limited for 8,000,000 shares of Ozolutions common stock $17,217 paid at closing, and an additional $1,000,000 payable in installments. There was no affiliation between 1421209 Ontario Limited and Ozolutions prior to the purchase of the distribution rights.

     Ozolutions was originally required to make a payment of $550,000 to 1421209 Ontario Limited no later than November 21, 2000, as part of the purchase price for the distribution rights it acquired from 1421209 Ontario Limited, but this payment deadline was extended in November 2000 to June 30, 2001 to provide Ozolutions additional time to commence operations and raise capital. Additional payments of $250,000 and $200,000 were due no later than August 31, 2001 and September 30,2001. Ozolutions has not made the required payments. 1421209 Ontario Limited has verbally agreed to extend the time for payment so long as Ozolutions will make payments on a regular and progressive basis. There is no assurance that we will be able to generate sufficient revenue from operations or raise capital within a time frame that will allow for payment of our obligations to 1421209 Ontario Limited within a time period it will find acceptable. If we are unable to generate sufficient revenue or locate financing, there is no assurance that 1421209 Ontario Limited will continue to grant us an extension of our payment obligation. Failure to make our payment to 1421209 Ontario Limited due under our purchase agreement would give rise to a claim against Ozolutions that could result in a loss of our marketing rights, which would adversely affect our business. We are now pursuing private financing options to complete the required payments and provide operating capital. 1421209 Ontario Limited had agreed to lend to Ozolutions up to $300,000 at our option to provide financing for our operations at the time 1421209 Ontario Limited receives its first payment of $550,000 from Ozolutions under the purchase agreement for the distribution rights to Hankin products. However, since we failed to make our required payments under the purchase agreement, this option is not currently being pursued.

     We orders for 56 EntrOzone units, but Hankin has delayed delivery of the water treatment units because of design and development work believed by Hankin to be required by environmental regulatory emphasis on multi-barrier treatment systems. The EntrOzone unit now includes ozone treatment, ultra violet treatment, and a filtration system, which combined offer protection against the widest possible range of contaminants. Delivery of initial production units is now expected in January 2002. Full production is scheduled to commence in February or March of 2002.

     In August 2001, we entered into a distribution agreement with ELCE International Inc., which holds the world-wide distribution rights to an industrial and commercial water activation treatment system manufactured in Japan. This is a non-exclusive distribution agreement for Mexico and the Caribbean, including Costa Rica, Panama. Ecuador and Jamaica. We are not required to pay a licensing fee for these territories and receive a 30 percent discount off ELCE list price and require a 50 percent deposit on signing with the balance payable on installation. Depending on the size and nature of the proposed application, installed prices can vary from $3,500 up to $300,000.

     Until Ozolutions receives outside financing to fund its capital commitments, its operations will be limited to those that can be effected through its officers, directors and consultants. These persons have verbally agreed to defer payment of compensation from Ozolutions until revenue generated from sales of product and financing from outside sources provides sufficient working capital to fund operations and payment of their compensation. From June 2000 through May 31, 2001, D. Brian Robertson, Joseph Cira, and Lou Shefsky, stockholders of Ozolutions, advanced $98,798, $7,333, and $17,717, respectively, to Ozolutions to cover sales and administrative expenses and an initial deposit of $22,292 made by Ozolutions for the purchase of 25 EntrOzone water treatment systems. Max Weissengruber, President and a Director, has also advanced $72,317 to Ozolutions. These advances do not bear interest and the parties have not set repayment terms. These individuals have verbally indicated their willingness to make further advances in the future as may be required to fund ongoing sales and administrative operating costs. These advances are currently the sole source of capital to fund operational costs. However, there is no written or fixed obligation to make further advances, so there is no assurance that Ozolutions will have the capital resources to fund its operations over the next 12 months.

     Under distribution agreements with Hankin and ELCE International, product is shipped by both suppliers against purchase orders we place either directly to the end user or dealers. Accordingly, we do not require any significant amount of capital for inventory or facilities required to maintain and distribute inventory.

     Based on Management's evaluation of the potential market, Ozolutions projects that 2,400 EntrOzone units can be sold in Ontario by the end of 2002. We plan making delivery of the first 31 EntrOzone units in January and February 2002, which units have been sold directly to one dealer. Other independent dealers will be acquiring their initial inventory once Hankin regular production commences. An additional 25 units have been ordered for delivery by March 2002 for direct customer sales.

     From the date of its inception, on January 10, 1996, through August 31 2001, Ozolutions has not generated any revenue from the sale of water treatment systems. Total expenses for the fiscal years ended August 31, 2001 and 2000, were $542,419 and $77,926, respectively. These totals include: consulting and professional fees of $302,844 in fiscal year 2001 and $32,333 in 2000;
amortization of marketing rights of $157,484 in fiscal year 2001 and $26,248 in 2000; and, general and administrative expenses, fees and interest expense of $82,091 in fiscal year 2001, and $19,345 in 2000. The substantial increase in expenses from 2000 to 2001 is a result of Ozolutions acquiring its marketing rights to Hankin products in June 2000 near the end of the fiscal year on August 31, 2000, so that much of the expense of developing the business was incurred in fiscal year 2001. As a result, Ozolutions recognized a net loss for the fiscal year ended August 31, 2001, of $542,419, compared to a net loss of $77,926 for fiscal year 2000. Consulting and professional fees include $128,000, which is the value of a total of 800,000 shares of common stock issued to David Michael, LLC, and Feng Shui

Consulting, Inc., for services under consulting contracts entered into in June 2001 that were cancelled in September 2001, for non-performance.

     Ozolutions believes its general, selling and administrative expenses during fiscal year 2002 will be approximately $250,000, of which $172,000 will be used for marketing and sales expenses including:

     *    production of printed sales and marketing materials

     *    advertising, promotion and trade show participation

     * travel expenses associated with advancing current and proposed projects in Mexico and the Caribbean Zone

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

                  ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of Ozolutions appear at the end of this report beginning with the Index to Financial Statements on page 20.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                            PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                  Age  Positions (1)                      Since

Max Weissengruber     63   President and Director            April 2000
James A. Clemenger    45   Secretary,Treasurer and Director  April 2000
Douglas R. Robertson  63   Director                          July 2001

     All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors. We have an audit committee and do not expect to form any other board committees until our operations increase. The following is information on the business experience of each director and officer.

     Max Weissengruber has been a Managing Partner and sole owner of Acris Partners of Toronto, Ontario since May 1993. Acris Partners is a marketing and communications consulting firm engaged in the business of conducting employee surveys and developing marketing communications materials and customized training packages. Annual revenues for Acris partners over the four year period ended December 31, 1999, have averaged $60,000 per year. Mr. Weissengruber began Acris Partners after retiring from the position of Director of Marketing of Wilson Learning Systems, a worldwide provider of strategic business development planning and employee training program services. He started with Wilson Learning Systems in November 1987, and was responsible for developing programs for a number of clients, including General Motors and IBM Hong Kong.

     James A. Clemenger has been employed as an executive officer by Ozolutions since April 2000. From November 1999 to April 2000, Mr. Clemenger was employed as a Sales Manager for Dynamex of Toronto, Ontario, where he was responsible for marketing sales programs for Postal Promotions, a specialized high priority courier service based in Toronto. From May 1997 to October 1999, he provided consulting services to MacLeod Trading Inc. on Latin America trading opportunities and development of product distribution strategies. Mr. Clemenger was Consul and Trade Commissioner for the Colombian Government trade Bureau in Toronto form June 1991 through October 1996 where he was responsible for promoting expansion of Colombian goods and services exports to Canada. He earned a Masters of Business Administration from the University of Western Ontario in 1995.

     Douglas R. Robertson has served as general manager of MTL Trading of Toronto, Ontario since May 2001. MTL Trading is engaged in the business of buying and selling meat and poultry products. For over five years prior to May 2001, Mr. Robertson was the president and owner of Robertson Foods of Toronto, Ontario, a company engaged in the business of exporting pork, beef and poultry.

Section 16(a) Filing Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of Ozolutions and persons who own more than ten percent of a registered class of Ozolutions' equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to Ozolutions. Based on the copies of filings received by Ozolutions during the most recent fiscal year, the directors, officers, and beneficial owners of more than ten percent of the equity securities of Ozolutions registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

                ITEM 10.  EXECUTIVE COMPENSATION

Annual Compensation

    The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Ozolutions for the prior fiscal years ended August 31, 2001, 2000, and 1999, of those persons who were either the chief executive officer during the last completed fiscal year or one of the other four most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded US$100,000.


                                                      Annual
                                                   Compensation
Name and Principal Position              Year        Salary ($)

Max Weissengruber, President (1)         2001         36,000
                                         2000          3,000
                                         1999            -0-

     No executive compensation was paid to any officer of Ozolutions during the year ended August 31, 2001. Each of the current executive officers has agreed to defer any compensation until Ozolutions obtains sufficient capital from operations or outside sources to cover compensation expenses. Since July 1, 2000, Max Weissengruber has devoted substantially all of his time to getting the business of Ozolutions started, and he has agreed to defer compensation of $3,000 per month for his services, which began to accrue at July 1, 2000. James A. Clemenger has not devoted any material amount of time to the business of Ozolutions, and we do not expect his time commitment to us will change until our business develops and we begin recognizing revenue from sales of Hankin products. Officers and directors are reimbursed for travel expenses incurred in connection with Ozolutions' business.

Stock Options

     The following table sets forth certain information with respect to grants of stock options during the fiscal year ended
August 31, 2001, to the Named Executive Officers.


                                % of Total
                                 Number of     Options/SARs
                                 Securities     Granted to
                                 Underlying    Employees in      Exercise or    Expiration
Name and Principal Position   Options Granted   Fiscal Year   Base Price ($/Sh)    Date
Max Weissengruber                 175,000           53.8            $1.00        June 2003
  President

     James A. Clemenger, an officer and director, also received an option to purchase 100,000 shares at an exercise price of $1.00 per share that expires in June 2003. A similar option for 50,000 shares was issued to Dennis Caplice, a former director, which has since expired without being exercised.

     The following table sets forth certain information with respect to unexercised options held by the Named Executive
Officers.  No outstanding options held by the Named Executive
Officers were exercised in the fiscal year ended August 31, 2001.


                                 Number of Securities         Value of Unexercised
                           Underlying Unexercised Options      In-the-Money Options
                                  at Fiscal YearEnd (#)      At Fiscal Year End ($)(1)
Name and Principal Position   Exercisable/ Unexercisable    Exercisable/ Unexercisable
Max Weissengruber                      175,000/ -0-                 $8,750/ -0-
  President
  Executive Officer


(1) This value is determined on the basis of the difference between the fair market value of the securities underlying the options and the exercise price at August 31, 2001. The fair market value of Ozolutions' common stock at August 31, 2001, is determined by the last sale price on that date, which was $1.05 per share.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                         AND MANAGEMENT

     The following table sets forth as of November 12, 2001, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Ozolutions, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of Ozolutions, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                               Amount and Nature of Beneficial
                                          Ownership

                                   Common           Percent
Name and Address                   Shares          of Class

1421209 Ontario Limited (1)      6,000,000           30.3
Carl Lavoie
134 Melrose Avenue
Toronto, Ontario CN M5M 1Y7

Max Weissengruber (2)(3)          175,000             0.9
30 Denver Crescent, Suite 200
Toronto, Ontario, CN M2J 1G8

James A. Clemenger (2)(3)         100,000             0.5
53 Duggan Avenue
Toronto, Ontario, CN M4V 1Y1

Douglas R. Robertson                -0-               -0-
52189 Castlestone Court
Mississauga, Ontario  CN  L5B 1X9

All Executive officers and        275,000             1.4
Directors as a Group (3 persons)
________________________________

(1) Carl Lavoie is the sole owner of 1421209 Ontario Limited. Accordingly, Mr. Lavoie may be deemed to have voting and investment control over the 8,000,000 shares of common stock held of record by 1421209 Ontario Limited. From 1991 to the present, Mr. Lavoie has served as a Director of Financial Services with CB Richard Ellis Limited of Toronto, Ontario, where he has provided commercial mortgage and real estate transaction development and consulting services.

(2) These persons are all of the directors and executive officers of Ozolutions.

(3) The figures for each of these persons represent only options to purchase common shares that are vested or will vest within 60 days from the date as of which information is presented in the table. These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his options, and percentage ownership of all officers and directors as a group assuming all purchase rights held by such individuals are exercised.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 2000, Ozolutions acquired marketing rights to products of Hankin Atlas Ozone Systems Ltd., a Canadian corporation, from 1421209 Ontario Limited, a Canadian corporation. At the time of the transaction 1421209 Ontario Limited was not affiliated with Ozolutions. We acquired the marketing rights for 8,000,000 shares of Ozolutions common stock, or approximately 42% of the outstanding shares, $17,217
(CDN$25,000) paid at closing, and an additional $1,000,000 payable in installments during 2001. We have not made the required payments. We have no written agreement with 1421209 Ontario Limited that it will extend the payment obligation, although we have a verbal understanding that 1421209 Ontario Limited will work with us, provided Ozolutions makes future payments on a regular and progressive basis. Failure to make the payments due is a default under the purchase contract for the marketing rights that could result in a claim against Ozolutions and a loss of our marketing rights to Hankin products.

     As a negotiated element of the transaction, 1421209 Ontario Limited agreed to loan to Ozolutions up to $300,000, at our option, to provide financing for our operations at the time 1421209 Ontario Limited receives its first payment of $550,000 from us under the purchase agreement. The loan will be represented by a note due in two years bearing interest at an annual rate of 6.5% and payable quarterly in arrears. However, since we failed to make our required payments under the purchase agreement, this option is not currently being pursued.

     Ozolutions uses approximately 400 square feet of office space provided by Max Weissengruber, one of its officers and directors, at no charge. Ozolutions is of the opinion that the value of the space provided is not material to Ozolutions or its financial condition.

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     Copies of the following documents are included as exhibits to this report.

 SEC Ref.   Title of Document                         Location
    No.

    3.1     Certificate of Incorporation, as  amended     *
            October 22, 1999 and April 12, 2000

    3.2     By-Laws                                       *

   10.1     Asset  Purchase Agreement dated June  21,     *
            2000, between 1421209 Ontario Limited and
            Ozolutions Inc.

   10.2     Addendum A dated November 7, 2000,  to        *
            Asset Purchase  Agreement  dated  June  21,
            2000, between 1421209 Ontario Limited and
            Ozolutions Inc.

   10.3     Assignment of Contract for Hankin product     *
            distribution rights in Mexico between Hankin
            Atlas Ozone systems Ltd.,  1421209  Ontario
            Limited  and Ozolutions Inc.

   10.4     Assignment   of   Contract   for   Hankin     *
            product distribution rights  in the Caribbean
            Zone  between Hankin Atlas Ozone  systems Ltd.,
            1421209  Ontario Limited and Ozolutions Inc.

   10.5     Assignment   of   Contract   for   Hankin     *
            product distribution rights in Ontario between
            Hankin Atlas Ozone systems Ltd.,  1421209
            Ontario  Limited  and Ozolutions Inc.


   10.6     Loan   Agreement  dated  June  21,   2000     *
            between 1421209 Ontario Limited and Ozolutions
            Inc.

   10.7     Consulting  Agreement between  Ozolutions     *
            Inc. and Edward G. Deans

   10.8     Consulting  Agreement between  Ozolutions     *
            Inc. and R.L. Larocque & Associates

   10.9     Form of Ozolutions Dealer Agreement           *

   10.10    Distribution    Agreement    with    ELEC   This filing
            International Dated August 18, 2001

   10.11    Form   of  Option  Agreement  issued   to   This filing
            Directors

   10.12    Advisory  Agreement with  David  Michael,   This filing
            LLC Dated June 5, 2001

   10.13    Termination Letter for Advisory Agreement   This filing
            with David  Michael,  LLC, dated  September
            26, 2001

   10.14    Advisory Agreement with Feng Shui           This filing
            Consulting, Inc., Dated June 5, 2001

   10.15    Termination Letter for Advisory Agreement   This filing
            with Feng  Shui  Consulting,  Inc.,  dated
            September 26, 2001

* These exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, as amended by Amendment
No.'s 1, 2, 3, 4, and 5 thereto, filed with the Securities and
Exchange Commission.

FORM 8-K FILINGS

     No reports on Form 8-K were filed during the fiscal quarter ended August 31, 2001.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Ozolutions Inc.


Date: November 28, 2001   By: /s/ Max Weissengruber, President and
                                  Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: November 28, 2001    /s/ Max Weissengruber, Director


Dated: November 28, 2001    /s/ James A. Clemenger, Director


Dated: November 28, 2001    /s/ Douglas R. Robertson, Director

                         OZOLUTIONS INC.

                      Financial Statements

                    August 31, 2001 and 2000

                              INDEX

                                                         Page

Independent Auditors' Report                               21

Balance Sheets at August 31,                               22
2001 and 2000

Statements of Changes in Stockholders'                     23
  Deficit for the Period from the Date of
  Inception (January 10, 1996) through
  August 31, 2001

Statements of Operations for the Two                       25
  Years Ending August 31, 2001 and 2000
  and for the Period from the Date of
  Inception (January 10, 1996) through
  August 31, 2001

Statements of Cash Flows for the Two                       26
  Years Ending August 31, 2001 and 2000
  and for the Period from the Date of
  Inception (January 10, 1996) through
  August 31, 2001

Notes to Financial Statements                              28

                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Stockholders
Ozolutions, Inc.
Toronto, Ontario Canada


       We have audited the accompanying balance sheets of Ozolutions, Inc. (A Development Stage Company) (A Delaware Corporation) as of August 31, 2001 and 2000, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended August 31, 2001 and for the period from the date of inception (January 10, 1996) through August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We  conducted  our  audits  in  accordance  with  auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ozolutions, Inc. (A Development Stage Company) (A Delaware Corporation) as of August 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2001 and for the period from the date of inception (January 10, 1996) through August 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming Ozolutions, Inc. (A Development Stage Company) (A Delaware Corporation) will continue as a going concern. As more fully described in Note H, the Company has incurred losses that have resulted in a retained deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Company, llp

Rotenberg & Company, llp
Rochester, New York
  October 26, 2001

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

BALANCE SHEETS

                                               (U.S. Dollars)

August 31,
                                                 2001       2000

ASSETS

Current Assets
Cash and Cash Equivalents                     $      -     $        -

Other Assets
Marketing Rights, Net of Accumulated
  Amortization                                  841,485       998,969
  Deposits                                       56,292             -

Total Assets                                 $  897,777    $  998,969

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable                             $   40,711    $    6,845
Deferred Revenue                                 34,000             -
Due to 1421209 Ontario Limited - Due Within
  One Year                                    1,000,000       800,000
Due to Director                                  72,317             -
Due to Stockholders                             123,848        28,883

Total Current Liabilities                     1,270,876       835,728

Other Liabilities
Due to 1421209 Ontario Limited - Due After
   One Year                                           -       200,000

Total Liabilities                             1,270,876     1,035,728

Stockholders' Deficit
Common Stock:  $.001 Par; 50,000,000 Shares
  Authorized; 19,799,133 and
  18,999,133 Issued and Outstanding as
  of August 31, 2001 and 2000, respectively.     19,799        18,999
Additional Paid-In Capital                      238,496        33,217
Deficit Accumulated During Development Stage   (631,394)      (88,975)

Total Stockholders' Deficit                    (373,099)      (36,759)

Total Liabilities and Stockholders' Deficit   $ 897,777    $  998,969

The accompanying notes are an integral part of this financial statement.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10, 1996)
   THROUGH AUGUST 31, 2001 AND 2000

<CAPTION)

                                                  (U.S. Dollars)
                                                                        Deficit
                                                                      Accumulated
                                                          Additional    During        Total
                                  Number       Common      Paid-In    Development  Stockholders'
                                of Shares      Stock       Capital       Stage       Deficit
Balance - January 10, 1996              -    $      -    $       -    $       -    $        -

Common Stock Issued in
 Exchange for
 Expenses Paid by
 Shareholders                  10,999,133       10,999           -            -        10,999

Common Stock Issued as
 Partial Consideration
 for Acquisition of
 Marketing Rights               8,000,000        8,000           -            -         8,000

Cash Contribution of Capital            -            -      17,217            -        17,217

Territory Fee Paid by
 Shareholder on
 Behalf of the
 Corporation                            -            -      10,000            -        10,000

Consulting Services
 Contributed by
 Officers/Directors
                                        -            -       6,000            -         6,000

Net Loss                                -            -           -      (88,975)      (88,975)


Balance - August 31, 2000      18,999,133    $  18,999    $ 33,217    $ (88,975)   $  (36,759)

                                                       -continued -
The accompanying notes are an integral part of this financial statement.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10, 1996)
   THROUGH AUGUST 31, 2001 AND 2000 - continued

                                                  (U.S. Dollars)

                                                                       Deficit
                                                                     Accumulated
                                                         Additional    During         Total
                                Number        Common      Paid-In    Development  Stockholders'
                               of Shares      Stock       Capital       Stage        Deficit
Balance - August 31, 2000      18,999,133    $ 18,999    $ 33,217    $ (88,975)   $  (36,759)

Consulting Services
Contributed by

Officers/Directors/Consultants          -           -      42,000            -        42,000

Shares Issued to Advisors in
 in Exchange for
 Services                         800,000         800     127,200            -       128,000

Stock Options Granted-
 Compensation for
 Services Rendered                      -           -      20,429            -        20,429

Capital Contribution -
 Interest Expense                      -            -      15,650            -        15,650

Net Loss                               -            -           -     (542,419)     (542,419)

Balance - August 31, 2001     19,799,133    $  19,799    $238,496    $(631,394)  $  (373,099)


The accompanying notes are an integral part of this financial statement.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


STATEMENTS OF OPERATIONS

                                           (U.S. Dollars)
                                  Period from
                               Date of Inception
                              (January 10, 1996)    Years Ended August 31,
                                    Through
                                August 31, 2001      2001            2000

Revenues                         $         -    $         -    $         -

Expenses
Amortization of Marketing Rights     183,732        157,484         26,248
Consulting Fees                      266,000        260,000          6,000
Organization Costs                    11,049              -              -
Professional Fees                     69,177         42,844         26,333
Territory Fee                         29,765         19,765         10,000
Transfer Agent Fees                   21,136         14,101          7,035
General and Administrative            34,885         32,575          2,310
Interest Expense                      15,650         15,650              -

Total Expenses                       631,394        542,419         77,926

Loss Before Provision for Taxes     (631,394)      (542,419)       (77,926)

Provision for Taxes                        -              -              -

Net Loss for the Period          $  (631,394)   $  (542,419)   $   (77,926)

Weighted Average Number of
  Common Shares Outstanding -
  Basic and Diluted               12,729,555     19,192,010     12,572,903

Loss Per Common Share -
  Basic and Diluted              $     (0.05)   $     (0.03)   $     (0.01)


The accompanying notes are an integral part of this financial statement.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CASH FLOWS

                                           (U.S. Dollars)
                                     Period From
                                  Date of Inception
                                 (January 10, 1996)    Years Ended August 31,
                                       Through
                                  August 31, 2001       2001          2000

Cash Flows from Operating Activities

Net Loss for the Period            $  (631,394)   $   (542,419)   $  (77,926)

Non-Cash Adjustments:
Amortization of Marketing Rights       183,733         157,485        26,248
Contributed Services                    48,000          42,000         6,000
Shares Issued to Advisors              128,000         128,000             -
Compensation Expense                    20,429          20,429             -
Interest on Loans                       15,650          15,650             -
Organization Costs                      10,999               -             -
Territory Fee Paid by Shareholder       10,000               -        10,000

Changes in Assets and
Liabilities:
Deposits                               (56,291)        (56,291)            -
Accounts Payable                        40,711          33,866         6,845
Deferred Revenue                        34,000          34,000             -
Due to Director                         72,317          72,317             -
Due to Stockholders                    123,848          94,965        28,833

Net Cash Flows
   from Operating Activities                 -               -             -

Cash Flows from Investing Activities
Acquistion of Marketing Rights         (17,217)              -       (17,217)

Cash Flows from Financing Activities
Contribution by Stockholder             17,217               -        17,217

Net Increase in
   Cash and Cash Equivalents                 -               -             -

Cash and Cash Equivalents -
   Beginning of Period                       -               -             -

Cash and Cash Equivalents -
   End of Period                    $        -    $          -    $        -

                                            -continued -

The accompanying notes are an integral part of this financial statement.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


STATEMENTS OF CASH FLOWS -
continued

                                           (U.S. Dollars)
                                  Period From
                               Date of Inception
                              (January 10, 1996)     Years Ended August 31,
                                    Through
                                August 31, 2001      2001          2000

Supplemental Disclosures

Interest Paid                      $        -    $       -    $         -
Income Taxes Paid                  $        -    $       -    $         -


Non-Cash Investing and Financing
Activities

Acquisition of Marketing
 Contracts                         $ 1,025,217    $      -    $ 1,025,217
Less: Purchase Price Financed
 via Note Payable to 1421209
 Ontario Limited                   (1,000,000)           -     (1,000,000)

Less: Purchase Price Paid via
 Issuance of Common Stock              (8,000)           -         (8,000)

Total Cash Paid                    $   17,217     $      -    $    17,217

The accompanying notes are an integral part of this financial statement.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS

Note A -       The Company
      The Company was incorporated under the laws of the State of Delaware on January 10, 1996 as Unipack Process, Inc. The name of the Company was changed to Rico Resources 1999, Inc. on October 22, 1999. On April 12, 2000, the Board of Directors filed a
      Certificate of Amendment with the Secretary of the State of Delaware changing the name to Ozolutions, Inc. On April 12, 2000, the Board of Directors amended the articles of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares of $.001 par value common stock. The Company's principal office is located in Toronto, Ontario Canada.

      Scope of Business
      At the present time the Company is in the development stage and does not provide any product or service. The Company intends to be an international marketer and distributor of water purification systems using ozone technology. The markets the Company will target are Mexico, Caribbean, and Ontario Canada.

Note B -       Summary of Significant Accounting Policies
      Method of Accounting
      The   Company  maintains  its  books  and  prepares  its  financial statements on the accrual basis of accounting.

      Development Stage
      The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services. The Company prepares its financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises."

      Cash and Cash Equivalents
      Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

      Loss Per Common Share
      Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," by dividing income available to common stockholders by weighted average number of common shares outstanding for each period.

      Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results can differ from those estimates.

      Organizational Expenses
      Organizational expenses represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the Company. Organizational costs are expensed as incurred pursuant to Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities".
                                                           - continued -

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS

Note B -       Summary of Significant Accounting Policies - continued
      Income Taxes
      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," using the asset and liability approach, which require recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

      Marketing Rights
      Marketing rights represent the exclusive rights to distribute the products of Hankin Atlas Ozone Systems, Ltd. acquired from 1421209 Ontario Limited. Contracts are recorded at cost and are amortized over their useful lives.

      Impairment of Marketing Rights
      The   Company   adopted  the  Statement  of  Financial   Accounting
      Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

      The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 2001 or 2000.

Note C -       Marketing Rights
      The Company purchased the exclusive marketing rights to distribute the products of Hankin Atlas Ozone Systems, Ltd. in Canada and Mexico from 1421209 Ontario Limited. The acquisition occurred on June 21, 2000 in which Ozolutions, Inc. received the rights to begin distributing Hankin Atlas Ozone System, Ltd. products and became obligated to 1421209 Ontario Limited for the purchase price described below.

      The original payment terms (subsequently amended on November 7, 2000) were for $1,017,217, and the issuance of 8,000,000 common shares of Ozolutions, Inc. The $17,217 was a non-refundable payment paid to 1421209 Ontario Limited in June 2000. The sum of $550,000 and the delivery of 8,000,000 common shares of stock were payable on or before the 60th day following the qualification for trading of the Ozolutions, Inc. common shares on a recognized United States Securities Exchange, but in no case later than November 21, 2000. The sum of $250,000 was payable on or before the 150th day following the qualification for trading of the Ozolutions, Inc. common shares on a recognized United States Securities Exchange, but in no case later than April 21, 2001. The remainder of the purchase price of $200,000 was payable on or before the 180th day following the qualification for trading of the Ozolutions, Inc. common shares on a recognized United States Securities Exchange, but in no case later than April21, 2001.
                                                          - continued -

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS

Note C -       Marketing Rights - continued

      On November 7, 2000 the agreement was amended to extend the original due dates of the purchase price installments to allow Ozolutions additional time to raise capital and to further business operations. The revised due dates of the installments are as follows:

      The sum of $550,000 was payable on or before the 90th day following the qualification for trading of Ozolutions, Inc. common shares on a recognized United States Securities Exchange but in no case later than June 30, 2001, and the delivery of 8,000,000 common shares of stock were payable on or before the 30th day following the qualification for trading of the Ozolutions, Inc. common shares on a recognized United States Securities Exchange, but in no case later than April 30, 2001. The sum of $250,000 was payable on or before the 150th day following the qualification for trading of the Ozolutions, Inc. common shares on a recognized United States Securities Exchange, but in no case later than August 30, 2001. The remainder of the purchase price of $200,000 is payable on or before the 180th day following the qualification for trading of the Ozolutions, Inc. common shares on a recognized United States Securities Exchange, but in no case later than September 30, 2001.

      In November 2000, the 8,000,000 shares of common stock were delivered to 1421209 Ontario Limited.

      None of the three cash payments were paid to 1421209 Ontario Limited as required. The loan is technically in default as of August 31, 2001. 1421209 Ontario Limited has the right to demand full payment if any payment is in default and remains so for thirty days or to make the agreement null and void. It is 1421209 Ontario Limited's intent to work with the Company in extending these payment terms.

      The aggregate purchase price for the marketing rights has been allocated to the three territories based upon the estimated net revenue of each of the territories as follows:

       August 31,                                  2001         2000

       Ontario Territory                   $    798,644   $   798,644
       Mexico Territory                         150,912       150,912
       Caribbean Territory                       75,661        75,661

       Total Marketing Contracts           $  1,025,217   $ 1,025,217

       Less: Accumulated Amortization           183,732        26,248

       Net Marketing Contracts             $    841,485   $   998,969

      Contracts for the Ontario Canada and Caribbean territories are being amortized over the remainder of their useful lives of nine years which represents the contractual terms of three years plus two automatic renewal extensions of three years each. The contract for the Mexico territory is being amortized over the remainder of its initial contract term of three years. Renewal provisions of two three year terms in the Mexico contract were not included in the amortization period since the renewal was contingent upon the company achieving approximately $666,000 of sales during each term of the contract, which is uncertain as of the date of the financial statements.
                                                          - continued -

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS

Note C -       Marketing Rights - continued

      The remaining contractual lives at the date of acquisition (June 21, 2000) upon which amortization expense is being charged to operations is as follows:

          Ontario Territory                       102 Months
          Caribbean Territory                     105 Months
          Mexico Territory                         33 Months

      Amortization expense amounted to $157,484, $26,248, and $183,732 for the periods ended August 31, 2001, 2000 and the period from date of inception (January 10, 1996) through August 31, 2001, respectively.

Note D - Deposits
      The   Company  deposited  $56,000  with  vendors  to  purchase   56
      EntrOzone Water Purification Systems.

Note E - Stockholders' Equity
      Initial Capitalization
      The Company had most of its organizational costs paid by the shareholders. The shareholders paid $10,999 for these services for which they received 10,999,133 shares of the Company's common stock. The value assigned to the shares was $.001 per share. In addition, certain stockholders made a cash contribution of $27,217 which was used as the down payment on the purchase of the marketing rights and territory fees. The cash contributions have been recorded as additional paid-in capital in the accompanying financial statements.

      Shares  Issued  in  Connection with the Purchase of  the  Marketing
      Contracts
      The Company approved and issued in book form 8,000,000 shares of common stock in June 2000 as part of the purchase of the business. See Note C for details. The value assigned to the shares was $.001. The shares were subsequently delivered in November 2000.

Note F -       Consulting and Advisory Agreements
      The Company signed a consulting agreement on July 1, 2000. The consulting services consist of managerial services, advising on production, distribution, sales and promotion, labor negotiations, contract negotiations, financial services, and such other consulting services as the Company and consultant agree upon. The agreement is in effect September 1, 2000 through August 31, 2003 with an annual fee of $90,000. The agreement was cancelled on August 31, 2001.

      The Company entered into a consulting agreement on May 5, 2000, which consists of the development of sales, marketing and application of technology for the use of ozone related technologies. The agreement is for a term of one year commencing September 1, 2000 with an annual fee of $12,000. The agreement was cancelled on February 28, 2001.
                                                          - continued -

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS

Note F -       Consulting and Advisory Agreements - continued

      On June 5, 2001, the Company entered into advisory agreements with the firms of David Michael LLC and Feng Shui Consulting, Inc. The purpose of the advisory agreements is to assist the Company in effecting the purchase of businesses and assets relative to its business and growth strategy, acquisition of other operations or businesses, general business and financial consulting, and the introduction of the Company to public relations firms and consultants and others that may assist the Company in its plans. For the services described in their respective agreements, the advisors will each be issued shares of Ozolutions, Inc. common stock on the following schedule: June 5, 2001 - 400,000 shares;
      September  5,  2001 - 200,000 shares; December 5,  2001  -  200,000 shares; March 5, 2002 - 150,000 shares. The agreements were subsequently cancelled on September 26, 2001, and are currently being renegotiated. On June 5, 2001, 400,000 shares were issued to each of the firms. The Company has charged operations in the amount of $128,000 for the fair value of the services rendered. A fair value of the common stock awarded could not be determined at the date of the award as the stock had not begun trading. The
      September 5, 2001 shares were not issued and, due to the agreements being renegotiated, no additional shares will be issued.

Note G -       Related Party Transactions
      Certain disbursements of Ozolutions, Inc. have been paid by a director of the Company, therefore a Due to Director account has been set up. The balance at August 31, 2001 and 2000 is $72,317 and $-0-, respectively. The amount due is non-interest bearing and contains no formal repayment terms. The Company has imputed interest at the prime rate plus 1% and charged operations with an offsetting credit to additional paid-in capital.

      Certain disbursements of Ozolutions, Inc. have been paid by certain stockholders, therefore a Due to Stockholders account has been set up. The balance at August 31, 2001 and 2000 is $123,848 and $28,883, respectively. The amount due is non-interest bearing and contains no formal repayment terms. The Company has imputed interest at the prime rate plus 1% and charged operations with an offsetting credit to additional paid-in capital.

      The Company purchased marketing rights from and has outstanding debt with 1421209 Ontario Limited, a company which owns 30% of the outstanding stock of Ozolutions, Inc. at August 31, 2001.

      The Company signed a loan agreement on June 21, 2000 with 1421209 Ontario Limited (A Related Party) for $300,000. The proceeds will be made available to the Company at its option for use as working capital during the start up phase of the operation. The proceeds become available to the company upon 1421209 Ontario Limited receiving the first installment of $550,000 of the purchase price of the marketing rights. No amounts were outstanding under this agreement as of August 31, 2001 or 2000. The loan is payable quarterly in arrears with an interest rate of 6.5% per annum, and is payable in full in two years from the date the money is advanced.

      The  Company used office space in a facility owned by a stockholder
      at  no  cost.   The  estimated fair rental of the office  space  is
      deemed immaterial to the financial statements.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS

Note H -       Going Concern
      The  Company's  financial statements have  been  presented  on  the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $621,394 from the period of inception (January 10, 1996) through August31, 2001. As a result there is a retained deficit of $621,394 at August 31, 2001.

      The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note I -       Stock Options
      On June 5, 2001, the Board of Directors approved a share option agreement for directors, senior officers and key employees of the Company.

      Directors
      On June 5, 2001, the Company granted stock options for 325,000 shares to three directors of the Company. The options vest immediately and have a duration of two years. The options were granted at exercise prices that were below the fair value of the common stock at the date of grant. Accordingly, the Company recognized compensation expense of $20,049 as a charge against operations during 2001 for the difference between the fair value and the exercise price of the common stock at the date of grant.

      Stock option transactions for the year ending August 31, 2001 are summarized as follows:

                                      Weighted
                                      Exercise  Outstanding  Exercisable
                                       Price

    Outstanding at September 1, 2000  $    -            -          -
    Granted                             1.00      325,000    325,000
    Exercised                              -            -          -
    Forfeited/Expired                   1.00      (50,000)   (50,000)

    Outstanding at August 31, 2001    $ 1.00      275,000     275,000

      The following table summarizes information about fixed stock options outstanding:

               Options Outstanding            Options Exercisable

         Shares     Weighted    Weighted      Shares      Weighted
         under      Average      Average       under      Average
         Option    Remaining    Exercise      Option      Exercise
                      Life        Price                    Price

        275,000       1.76       $ 1.00       275,000      $ 1.00

                                                          - continued -

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS

Note I -       Stock Options - continued

      Directors - continued

      As permitted under Statement of Financial Accounting Standards No.123 ("SFAS 123") "Accounting for Stock-Based Compensation", the Company measures stock-based compensation cost as the excess of the quoted market price of the Company's common stock at the date of the grant over the amount the employee must pay for the stock. However, SFAS 123 requires disclosure of pro forma net income
      (loss) and pro forma net income (loss) per share as if the fair value-based method had been applied in measuring compensation cost for the stock-based awards granted.

      Reported and pro forma net loss and loss per share amounts are set forth below:

                                    Period From
                                  Date of Inception
                                 (January 10, 1996)
                                       Through       August 31,   August 31,
                                August 31, 2001        2001        2000

       Net Loss as Reported        $ (631,394)   $  (542,419)   $  (77,926)
       Net Loss Pro Forma          $ (895,815)   $  (806,840)   $  (77,926)

       Loss Per Share - Diluted    $     (.05)   $      (.03)   $     (.01)
       Loss Per Share -Pro Forma   $     (.07)   $      (.04)   $     (.01)

      The weighted average fair value per option at the date of grant for options granted during fiscal 2001 was $1.08.

      The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

       August 31,                                             2001

       Risk Free Interest Rate                                 4.15%
       Expected Life                                         2 Years
       Expected Market Volatility                                 7%
       Expected Dividend Yield                                    0%

      Forfeitures are recognized as they occur.

Note J -       Income Taxes
      At  August  31,  2001  and  2000,  the  Company  had  approximately
      $631,000 and $89,000, respectively, of net operating losses available for Federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2011. The Company has fully reserved for any future tax benefits from the net operating loss carry forwards since it has not generated any revenues to date. The Company has no other material deferred tax assets or liabilities for the periods presented.

OZOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS

Note K -       Fair Value of Financial Instruments
      The fair value of cash and cash equivalents, deposits and accounts payable, approximated book value at August 31, 2001 and 2000
      because  their  maturity  is  generally  less  than  one  year   in
      duration.

      The fair value of due to 1421209 Ontario Limited, due to director and due to stockholders could not be obtained without incurring excessive costs as they have no readily determinable market price.