Form 10QSB
period 2001-11-30
OZOLUTIONS INC
filed 2002-01-14
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At
November 30, 2001, there were 20,001,033 shares of common stock outstanding.

                           FORM 10-QSB
                        OZOLUTIONS, INC.

                              INDEX
                                                                 Page

PART I.   Item 1. Financial Information                            3

          Independent Accountants' Report                          3

          Balance  Sheets  at  November  30,   2001                4
          (Unaudited)and August 31, 2001

          Statements of Changes in Stockholders'                   5
          Deficit for the Three Months Ended November 30,
          2001 and 2000 and for the Period from Date of Inception(January 10, 1996) through November 30,
          2001 (Unaudited)

          Statements of Operations for the Three                   7
          Months Ended November 30, 2001 and 2000 and for the
          Period from Date of Inception (January 10, 1996) through November 30, 2001 (Unaudited)

          Statements of Cash Flows for the Three                   8
          Months Ended November 30, 2001 and 2000 and for the
          Period from Date of Inception (January 10, 1996) through November 30, 2001 (Unaudited)

          Notes to Financial Statements                           10

          Item   2.  Management's  Discussion   and               13
          Analysis or Plan of Operation

PART II.  Other Information                                       15

Signatures
                                                      15

                 INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
  and Stockholders
Ozolutions Inc.
Toronto, Ontario Canada


       We have reviewed the accompanying balance sheet of Ozolutions Inc. (A Development Stage Company) (A Delaware Corporation) as of November 30, 2001, and the related statements of operations and changes in stockholders' deficit and cash flows for the three months ended November 30, 2001 and 2000 and for the period from date of inception (January 10, 1996) through November 30, 2001. All information included in these financial statements is the responsibility of the management of Ozolutions Inc.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with the accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet (presented herein) of Ozolutions Inc. as of August 31, 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated October 26, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of August 31, 2001 is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.

      The accompanying financial statements have been prepared assuming Ozolutions Inc. (A Development Stage Company) (A Delaware Corporation) will continue as a going concern. As more fully described in Note E, the Company has incurred losses that have resulted in a retained deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., llp
Rotenberg & Co., llp
Rochester, New York
  January 4, 2002

OZOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

BALANCE SHEETS
                                                   (U.S. Dollars)

                                                (Unaudited)
                                                November 30,      August 31,
                                                    2001           2001

ASSETS

Current Assets
Cash and Cash Equivalents                        $    53,181    $        -

Other Assets
Prepaid Expenses                                       1,299             -
Marketing Rights, Net of Accumulated
    Amortization                                     802,114       841,485
Deposits                                              58,492        56,292

Total Assets                                     $   915,086    $  897,777

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable                                 $    57,649    $   40,711
Deferred Revenue                                      34,000        34,000
Due to 1421209 Ontario Limited-Due
   Within One Year                                 1,000,000     1,000,000
Due to Director                                       71,976        72,317
Due to Stockholders                                   93,298       123,848

Total Liabilities                                  1,256,923     1,270,876

Stockholders' Deficit
Common Stock:  $.001 Par; 50,000,000 Shares
               Authorized; 20,001,033 and
               19,799,133 Issued and Outstanding
               as of November 30, 2001 and August
               31, 2001, Respectively.                20,001        19,799
Additional Paid-In Capital                           342,445       238,496
Deficit Accumulated During Development Stage        (704,283)     (631,394)

Total Stockholders' Deficit                         (341,837)     (373,099)

Total Liabilities and Stockholders' Deficit     $    915,086    $  897,777

     The accompanying notes are an integral part of this financial statement.

                     See Accountants Review Report

OZOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000 AND FOR THE PERIOD FROM DATE OF
INCEPTION (JANUARY 10, 1996) THROUGH NOVEMBER 30, 2001 (UNAUDITED)


                                                                     (U.S. Dollars)
                                                                                                 Deficit
                                                                                               Accumulated
                                                                                   Additional    During          Total
                                                          Number         Common     Paid-In    Development   Stockholders'
                                                        of Shares        Stock      Capital       Stage         Deficit
Balance - January 10, 1996                                      -    $        -    $      -    $        -    $       -

Common Stock Issued in Exchange for Expenses Paid by
   Shareholders                                        10,999,133        10,999           -             -       10,999
Common Stock Issued as Partial Consideration for
   Acquisition of Marketing Rights                      8,000,000         8,000           -             -        8,000
Cash Contribution of Capital                                    -             -      17,217             -       17,217
Territory Fee Paid by Shareholder on Behalf of
    the Corporation                                             -             -      10,000             -       10,000
Consulting Services Contributed by Officers/Directors           -             -       6,000             -        6,000
Net Loss                                                        -             -           -       (88,975)     (88,975)

Balance - August 31, 2000                              18,999,133        18,999      33,217       (88,975)     (36,759)

Consulting Services Contributed by Officers/Directors           -             -       9,000             -        9,000
Net Loss for the quarter                                        -             -           -       (95,765)     (95,765)

Balance - November 30, 2000 (Unaudited)                18,999,133    $   18,999    $ 42,217    $ (184,740)   $(123,524)

    The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report

OZOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000 AND FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10, 1996) THROUGH NOVEMBER 30, 2001 (UNAUDITED) - continued

                                                                     (U.S. Dollars)
                                                                                                 Deficit
                                                                                               Accumulated
                                                                                   Additional    During          Total
                                                          Number         Common     Paid-In    Development   Stockholders'
                                                        of Shares        Stock      Capital       Stage         Deficit
Balance - November 30, 2000 (Unaudited)                18,999,133     $  18,999     $ 42,217    $ (184,740)    $ (123,524)

Consulting Services Contributed by
   Officers/Directors/ Consultants                              -             -       33,000             -         33,000
Shares Issued to Advisors in Exchange for Services        800,000           800      127,200             -        128,000
Stock Options Granted - Compensation for Services
    Rendered                                                    -             -       20,429             -         20,429
Capital Contribution - Interest Expense                         -             -       15,650             -         15,650
Net Loss                                                        -             -            -      (446,654)      (446,654)

Balance - August 31, 2001                              19,799,133        19,799      238,496      (631,394)      (373,099)

Consulting Services Contributed by
    Officers/Directors/Consultants                              -             -        6,000             -          6,000
Shares Issued under Stock Purchase Agreement              201,900           202       95,057             -         95,259
Capital Contribution - Interest Expense                         -             -        2,892             -          2,892
Net Loss                                                        -             -            -       (72,889)       (72,889)

Balance - November 30, 2001 (Unaudited)                20,001,033     $  20,001     $342,445    $ (704,283)    $ (341,837)

    The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report

OZOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF OPERATIONS

                                            (U.S. Dollars)
                                  Period from
                               Date of Inception
                               (January 10, 1996)       Three Months Ended
                                   Through                November 30,
                              November 30, 2001    (Unaudited)     (Unaudited)
                                   (Unaudited)         2001            2000
Revenues                          $         -    $           -    $          -

Expenses
Amortization of Marketing Rights      223,103           39,371          39,371
Consulting Fees                       286,758           20,758          34,500
Organization Costs                     11,049                -               -
Territory Fee                          15,333            5,333               -
General and Administrative            149,498            4,535          21,894
Interest Expense                       18,542            2,892               -

Total Expenses                        704,283           72,889          95,765

Loss Before Provision for Taxes      (704,283)         (72,889)        (95,765)

Provision for Taxes                         -                -               -

Net Loss for the Period           $   (704,283)   $    (72,889)   $    (95,765)

Weighted Average Number of
  Common Shares Outstanding -
  Basic and Diluted                  13,027,356     19,846,452      18,999,133

Loss Per Common Share -
  Basic and Diluted                $      (0.05)   $     (0.00)   $      (0.00)

       The accompanying notes are an integral part of this financial statement.

                       See Accountants Review Report

OZOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CASH FLOWS

                                                     (U.S. Dollars)
                                        Period From
                                     Date of Inception
                                    (January 10, 1996)      Three Months Ended
                                         Through               November 30,
                                    November 30, 2001  (Unaudited)    (Unaudited)
                                       (Unaudited)         2001          2000
Cash Flows from Operating Activities

Net Loss for the Period                $ (704,283)    $  (72,889)   $  (95,765)

Non-Cash Adjustments:
Amortization of Marketing Rights          223,103         39,371        39,371
Contributed Services                       54,000          6,000         9,000
Shares Issued to Advisors                 128,000              -             -
Compensation Expense                       20,429              -             -
Interest on Loans                          18,542          2,892             -
Organization Costs                         10,999              -             -
Territory Fee Paid by Shareholder          10,000              -             -

Changes in Assets and
Liabilities:
Prepaid Expenses                            (1,299)       (1,299)            -
Deposits                                   (58,492)       (2,200)      (22,292)
Accounts Payable                            57,649        16,938         7,105
Deferred Revenue                            34,000             -             -
Due to Director                             71,976          (341)       10,055
Due to Stockholders                         93,298       (30,550)       52,817

Net Cash Flows from Operating Activities   (42,078)      (42,078)          291

Cash Flows from Investing Activities
Acquisition of Marketing Rights            (17,217)            -             -

Cash Flows from Financing Activities
Contribution by Stockholder                 17,217             -             -
Proceeds from Stock Purchase Agreement      95,259        95,259             -

Cash Flows from Financing Activities       112,476        95,259             -

Net Increase in Cash and Cash Equivalents   53,181        53,181           291

Cash and Cash Equivalents-
   Beginning of Period                           -             -             -

Cash and Cash Equivalents-End of Period   $ 53,181    $   53,181     $     291

                                                         -continued -
       The accompanying notes are an integral part of this financial statement.

                       See Accountants Review Report

OZOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


STATEMENTS OF CASH FLOWS -
continued

                                                 (U.S. Dollars)
                                       Period From
                                    Date of Inception
                                   (January 10, 1996)     Three Months Ended
                                        Through              November 30,
                                   November 30, 2001   (Unaudited)   (Unaudited)
                                      (Unaudited)         2001          2000
Supplemental Disclosures

Interest Paid                         $         -      $       -    $      -
Income Taxes Paid                     $         -      $       -    $      -


Non-Cash Investing and Financing
  Activities

Acquisition of Marketing Contracts    $ 1,025,217      $       -    $       -
Less: Purchase Price Financed via
      Note Payable to 1421209
      Ontario Limited                  (1,000,000)             -            -
Less: Purchase Price Paid via
      Issuance of Common Stock             (8,000)             -            -

Total Cash Paid                        $   17,217      $       -     $      -


       The accompanying notes are an integral part of this financial statement.

                       See Accountants Review Report

OZOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS


Note A -       Basis of Presentation
      The condensed financial statements of Ozolutions Inc. (the "Company") included herein have been prepared by the
      Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10KSB, and other reports filed with the SEC.

      The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comaparable interim periods include non-recurring expenses associated with the Company's registration with the Securities and Exchange Commission and costs incurred to raise capital. Certain financial information that is not required for interim financial reporting purposes has been omitted.

Note B -       Marketing Rights
      The Company purchased the exclusive marketing rights to distribute the products of "Hankin Ozone Systems, LTD" products in Canada and Mexico from 1421209 Ontario Limited. The acquisition occurred on June 21, 2000 in which Ozolutions Inc. received the rights to begin distributing the products of Hankin Ozone Systems, LTD and became obligated to 1421209 Ontario Limited for the purchase price described below.

      The   original  payment  terms  (subsequently  amended   on
      November 7, 2000) were for $1,017,217, and the issuance of 8,000,000 common shares of Ozolutions Inc. The $17,217 was a  non-refundable payment paid to 1421209  Ontario  Limited
      in  June  2000.   The sum of $550,000 and the  delivery  of
      8,000,000 common shares of stock were payable on or  before the  60th  day following the qualification for  trading  of the Ozolutions Inc. common shares on a recognized United States Securities Exchange, but in no case later than November 21, 2000. The sum of $250,000 was payable on or before the 150th day following the qualification for
      trading  of  the  Ozolutions  Inc.  common  shares   on   a
      recognized United States Securities Exchange, but in no case later than April 21, 2001. The remainder of the purchase price of $200,000 was payable on or before the 180th day following the qualification for trading of the Ozolutions, Inc. common shares on a recognized United States Securities Exchange, but in no case later than April 21, 2001.
                                                          - continued -

 OZOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS

Note B -       Marketing Rights - continued

      On November 7, 2000 the agreement was amended to extend the original due dates of the purchase price installments to allow Ozolutions additional time to raise capital and to further business operations. The revised due dates of the installments are as follows:

      The sum of $550,000 was payable on or before the 90th day following the qualification for trading of Ozolutions Inc. common shares on a recognized United States Securities Exchange but in no case later than June 30, 2001, and the delivery of 8,000,000 common shares of stock were payable on or before the 30th day following the qualification for trading of the Ozolutions Inc. common shares on a recognized United States Securities Exchange, but in no case later than April 30, 2001. The sum of $250,000 was payable on or before the 150th day following the qualification for trading of the Ozolutions Inc. common shares on a recognized United States Securities Exchange, but in no case later than August 30, 2001. The remainder of the purchase price of $200,000 is payable on or before the 180th day following the qualification for trading of the Ozolutions Inc. common shares on a recognized United States Securities Exchange, but in no case later than September 30, 2001.

      In November 2000, the 8,000,000 shares of common stock were delivered to 1421209 Ontario Limited.

      None of the three cash payments were paid to 1421209 Ontario Limited as required. The loan is technically in default as of November 30, 2001. 1421209 Ontario Limited has the right to demand full payment if any payment is in default and remains so for thirty days or to make the agreement null and void. The Company is currently negotiating with 1421209 Ontario Limited to modify the terms and amount of the payments due.

Note C -         Consulting and Advisory Agreements
      On June 5, 2001, the Company entered into advisory agreements with the firms of David Michael LLC and Feng Shui Consulting, Inc. The purpose of the advisory agreements is to assist the Company in effecting the purchase of businesses and assets relative to its business and growth strategy, acquisition of other operations or businesses, general business and financial consulting, and the introduction of the Company to public relations firms and consultants and others that may assist the Company in its plans. For the services described in their respective agreements, the advisors will each be issued shares of Ozolutions, Inc. common stock on the following schedule:
      June  5, 2001 - 400,000 shares; September 5, 2001 - 200,000 shares; December 5, 2001 - 200,000 shares; March 5, 2002 - 150,000 shares. The agreements were subsequently cancelled on September 26, 2001. The contracts have been reinstated with both companies. The payment terms are currently under negotiation. On June 5, 2001, 400,000 shares were issued to each of the firms. The Company charged operations in 2001 in the amount of $128,000 for the fair value of the services rendered. A fair value of the common stock awarded could not be determined at the date of the award as the stock had not begun trading. No additional shares have been issued to date. It is expected that under the new agreements the remaining shares of 550,000 each will be issued by August 31, 2002.

OZOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS


Note D -       Stock Purchase Agreement
      The Company entered into a Stock Purchase Agreement on October 1, 2001 with First Chartered Capital Corporation, Inc. ("First Chartered"). First Chartered purchases stock of the Company for 30% of the market value on the date of purchase. Through November 30, 2001, 201,900 shares have been purchased by First Chartered with the Company receiving $95,259.

Note E -       Going Concern
      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $704,283 from the period of inception (January 10, 1996) through November 30, 2001. As a result there is a retained deficit of $704,283 at November 30, 2001.

      The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                            OPERATION

Plan of Operation

     Ozolutions Inc. is an international marketer and distributor of water purification systems using two distinctive water treatment technologies -- ozonation and activated water. The strategy for both technologies is based on a "chemical free" approach to water treatment to capitalize on growing regulatory and public resistance to the continued introduction of persistent chemicals into the environment. The markets we are primarily targeting are Mexico, the Caribbean Zone, including Panama, Costa Rica, Jamaica and Ecuador as well as Ontario Canada.

     In June 2000, Ozolutions acquired the distribution rights to Hankin products from 1421209 Ontario Limited for 8,000,000 shares of Ozolutions common stock, $17,217 cash paid at closing, and an additional $1,000,000 payable in installments.

     Ozolutions was originally required to make a payment of $550,000 to 1421209 Ontario Limited no later than November 21, 2000. In November 2000, Ozolutions was granted an extension to June 30, 2001 in order to provide Ozolutions additional time to commence operations and raise capital. Additional payments of $250,000 and $200,000 were due no later than August 31, 2001 and September 30, 2001, respectively.

     Ozolutions has not made any of these required payments. We are currently attempting to raise capital privately to meet our asset purchase obligations and working capital requirements. Under a Stock Purchase Agreement with First Chartered Capital Corporation Inc., First Capital has purchased 201,900 restricted common shares for $95,259 as of November 30, 2001. Concurrently, we are working to renegotiate the Agreement with 1421209 Ontario Limited modifying the terms and amount of the payments for the distribution rights acquired by Ozolutions.

     There is no assurance we will be successful in this effort nor is there any assurance that we will be able to generate sufficient revenue from operations within a time frame that will allow for timely payment of our obligations to 1421209 Ontario Limited. We expect to conclude our negotiations with 1421209 Ontario Limited in Ozolution's next financial quarter. There was no affiliation between 1421209 Ontario Limited and Ozolutions Inc. prior to the purchase of the distribution rights.

     Failure to make the payments to 1421209 Ontario Limited could result in a default under the purchase contract for the marketing rights and a claim against Ozolutions and a loss of our marketing rights to Hankin products which would adversely affect our business. Ozolutions is actively examining the acquisition of additional water technologies in order to broaden and diversify our product offerings.

     Although 1421209 Ontario Limited has agreed to lend
Ozolutions up to $300,000 at our option to provide financing for our operations, we will not be pursuing that financing option.

     We have orders for 56 EntrOzone units through November 30, 2001, but production and delivery by Hankin Ozone Systems Ltd. of the first EntrOzone water treatment units have been delayed for over a year. However, upgrading of the EntrOzone unit to incorporate additional multi-barrier protection against water borne contaminants is now complete and delivery of initial units is expected by the end of March 2002. Field-testing of the enhanced model of the EntrOzone is underway and 11 units are currently in production.

     In August 2001, we acquired non-exclusive distribution rights to an activated water system from ELCE International for Mexico and Caribbean markets including Costa Rica, Panama, Ecuador and Jamaica. No fees were paid for these rights.

     ELCE's water activation systems use water flow over ceramic balls to generate, from the resulting friction, electrical charges which alter the physical properties of water. The resulting properties of activated water are believed to facilitate the removal of scale build-up in water pipes and are also believed to enhance plant productivity and improve growth, health and uniformity in fish and shrimp farming. Currently, we are conducting ELCE field trials in shrimp hatcheries in Panama and Ecuador, which, if successful, could lead to significant shrimp farm opportunities in Central and South America.

     Until Ozolutions receives outside financing to fund its capital commitments, its operations will be limited to those that can be effected through its officers, directors and consultants. As of November 30, 2001, D. Brian Robertson, Joseph Cira, and Lou Shefsky, stockholders of Ozolutions, have advanced $68,248, $7,333, and $17,717, respectively, to Ozolutions to cover sales and administrative expenses and an initial deposit of $22,292 made by Ozolutions for the purchase of 25 EntrOzone water treatment systems. Max Weissengruber, President and a Director, has also advanced $71,976 to Ozolutions as of November 30, 2001. These advances do not bear interest and the parties have not set repayment terms. These individuals have verbally indicated their willingness to make further advances in the future as may be required to fund ongoing sales and administrative operating costs. These advances and the funds received under the Stock Purchase Agreement are the current sources of capital to fund operational costs. There is no written or fixed obligation to make further advances, so there is no assurance that Ozolutions will have the capital resources to fund its operations over the next 12 months.

     Under distribution agreements with Hankin and ELCE International, product is shipped by Hankin and ELCE International against purchase orders we place either directly to the end user or dealer or to us for delivery to the end user or dealer. Accordingly, we do not require any significant amount of capital for inventory or facilities required to maintain and distribute inventory.

     Independent dealers will be acquiring their initial inventory once Hankin commences delivery of units which is expected towards the end of March 2002.

     From the date of its inception, on January 10, 1996, through November 30, 2001, Ozolutions has not generated any revenue from the sale of water treatment systems.

     Expenses for the first quarter of 2002 decreased by $23,000 to $73,000 from $96,000 in the first quarter of 2001. This decrease is mainly due to a decrease in consulting fees of $14,000 due to consulting agreements from the prior year being cancelled and a decrease in general and administrative expenses of $17,000 mostly due to lower professional fees. This was offset by a territory fee of $5,000 paid to Hankin during the quarter.

     The net loss for the first quarter of 2002 decreased by $23,000 to $73,000 from $96,000 in the first quarter of 2001 due to the factors discussed above.

     Ozolutions believes its general, selling and administrative expenses during the 12-month period following the date it can obtain additional financing will be approximately $300,000. Approximately $200,000 will be used for marketing and sales expenses including:

     *    production of printed sales materials

     *    advertising in industry publications

     * travel expenses associated with advancing proposed projects in Mexico and the Caribbean Zone

     * travel expenses associated with establishing an Ontario dealer network

The remaining $100,000 is the estimated cost of clerical and management staff and facilities required to operate over the next year.

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

Exhibits:  None.

Reports on Form 8-K:  None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            OZOLUTIONS, INC.

Date: January 11, 2001      By: /s/ Max Weissengruber, President