Form 10QSB
period 2002-02-28
OZOLUTIONS INC
filed 2002-04-15
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 28, 2002, there were 21,092,783 shares of common stock outstanding.

                                   FORM 10-QSB
                               OZOLUTIONS, INC.

                                      INDEX
                                                                            Page

PART I.       Item 1. Financial Information                                    3

              Independent Accountants' Report                                  3

              Balance Sheets at February 28, 2002 (Unaudited)                  4
                and August 31, 2001

              Statements of Changes in Stockholders' Deficit 5 for the         5
                Six Months Ended February 28, 2002 and 2001 and for the
                Period from Date of Inception (January  10,  1996)
                through  February 28, 2002 (Unaudited)

              Statements of Operations for the Three Ended                     7
                February 28, 2002 and 2001 and for the Period from Date of Inception (January 10, 1996) through
                February 28, 2002 (Unaudited)

              Statements of Operations for the Six Months                      8
                Ended February 28, 2002 and 2001 (Unaudited)

              Statements of Cash Flows for the Six Months Ended                9
                February 28, 2002 and 2001 and for the Period from Date of Inception (January 10, 1996) through
                February 28, 2002 (Unaudited)

              Notes to Financial Statements                                   11

              Item 2. Management's Discussion and Analysis or                 15
              Plan of Operation

PART II.      Other Information                                               17

Signatures                                                                    18

                                     Part I
                          Item 1. Financial Information



            INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
  and Stockholders
Ozolutions Inc.
Toronto, Ontario Canada

     We have reviewed the accompanying balance sheet of Ozolutions Inc. (A Development Stage Company) (A Delaware Corporation) as of February 28, 2002, the related statements of operations and changes in stockholders' deficit for the three months and six months ended February 28, 2002 and 2001 and for the period from date of inception (January 10, 1996) through February 28, 2002, and the statements of cash flows for the six months ended February 28, 2002 and 2001 and for the period from date of inception (January 10, 1996) through February 28, 2002. All information included in these financial statements is the responsibility of the management of Ozolutions Inc.

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

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with the accounting principles generally accepted in the United States of America.

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


/s/ Rotenberg & Co., LLP


Rotenberg & Co., LLP
Rochester, New York
  April 5, 2002

OZOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

BALANCE SHEETS
================================================================================

                                                                  (U.S. Dollars)

                                                           (Unaudited)
                                                          February 28,    August 31,
                                                              2002           2001
-------------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                                  $    62,891     $      --

Other Assets
Prepaid Expenses                                                93,450            --
Marketing Rights - Net of Accumulated Amortization             993,306       841,485
Deposits                                                        56,292        56,292
-------------------------------------------------------------------------------------

Total Assets                                               $ 1,205,939     $ 897,777
=====================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable                                           $    14,685     $  40,711
Deferred Revenue                                                34,000        34,000
Due to 1421209 Ontario Limited - Due Within One Year         1,000,000     1,000,000
Due to Director                                                 70,902        72,317
Due to Stockholders                                             94,416       123,848
-------------------------------------------------------------------------------------

Total Liabilities                                            1,214,003     1,270,876
-------------------------------------------------------------------------------------

Stockholders' Deficit
Common Stock:     $.001 Par; 50,000,000 Shares Authorized;
                  21,092,783 and 19,799,133 Issued and          21,093        19,799
                  Outstanding as of February 28, 2002 and
                  August 31, 2001, Respectively
Additional Paid-In Capital                                     859,100       238,496
Deficit Accumulated During Development Stage                  (888,257)     (631,394)
-------------------------------------------------------------------------------------
Total Stockholders' Deficit                                     (8,064)     (373,099)
-------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                $ 1,205,939     $ 897,777
=====================================================================================

   The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report

OZOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE SIX MONTHS ENDED FEBRUARY
  28, 2002 AND 2001 AND FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10, 1996) THROUGH FEBRUARY 28, 2002 (UNAUDITED)
================================================================================

                                                                                           (U.S. Dollars)
                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                          Additional  During         Total
                                                                       Number     Common   Paid-In  Development  Stockholders'
                                                                      of Shares    Stock   Capital     Stage        Deficit
-------------------------------------------------------------------------------------------------------------------------------
Balance - January 10, 1996                                                   --  $    --   $    --    $      --      $      --

Common Stock Issued in Exchange for Expenses Paid by Shareholders     10,999,133  10,999        --           --         10,999
Common Stock Issued as Partial Consideration for Acquisition of
  Marketing Rights                                                     8,000,000   8,000        --           --          8,000
Cash Contribution of Capital                                                 --       --    17,217           --         17,217
Territory Fee Paid by Shareholder on Behalf of the Corporation               --       --    10,000           --         10,000
Consulting Services Contributed by Officers/Directors                        --       --     6,000           --          6,000
Net Loss for the Period                                                      --       --        --      (88,975)       (88,975)
-------------------------------------------------------------------------------------------------------------------------------
Balance - August 31, 2000                                             18,999,133  18,999    33,217      (88,975)       (36,759)

Consulting Services Contributed by Officers/Directors                        --       --    24,000           --         24,000
Net Loss for the Period                                                      --       --        --     (193,270)      (193,270)
-------------------------------------------------------------------------------------------------------------------------------
Balance - February 28, 2001 (Unaudited)                               18,999,133 $18,999   $57,217    $(282,245)     $(206,029)
==================================================================================================================================

                                                                   -continued-

   The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report

OZOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE SIX MONTHS ENDED FEBRUARY
  28, 2002 AND 2001 AND FOR THE PERIOD FROM DATE OF INCEPTION (JANUARY 10, 1996) THROUGH FEBRUARY 28, 2002 (UNAUDITED) - continued
================================================================================

                                                                                       (U.S. Dollars)
                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                       Additional  During        Total
                                                                       Number   Common   Paid-In Development  Stockholders'
                                                                    of Shares    Stock   Capital    Stage       Deficit
---------------------------------------------------------------------------------------------------------------------------

Balance - February 28, 2001 (Unaudited)                            18,999,133   $18,999  $57,217  $ (282,245)  $  (206,029)

Consulting Services Contributed by Officers/Directors/Consultants          --       --    18,000          --        18,000
Shares Issued to Advisors in Exchange for Services                    800,000      800   127,200          --       128,000
Stock Options Granted - Compensation for Services Rendered                 --       --    20,429          --        20,429
Capital Contribution - Interest Expense                                    --       --    15,650          --        15,650
Net Loss for the Period                                                    --       --        --    (349,149)     (349,149)
---------------------------------------------------------------------------------------------------------------------------

Balance - August 31, 2001                                          19,799,133   19,799   238,496    (631,394)     (373,099)

Shares Issued and Stock Options Granted as Consideration for
  Acquisition of Marketing Rights                                      25,000       25   237,975          --       238,000
Consulting Services Contributed by Officers/Directors/Consultants          --       --     6,000          --         6,000
Consulting Services Paid by Shareholders on Behalf of Corporation          --       --   135,000          --       135,000
Shares Issued under Stock Purchase Agreement                        1,268,650    1,269   224,559          --       225,828
Stock Options Granted - Compensation for Services Rendered                 --       --    11,750          --        11,750
Capital Contribution - Interest Expense                                    --       --     5,320          --         5,320
Net Loss for the Period                                                    --       --        --    (256,863)     (256,863)
---------------------------------------------------------------------------------------------------------------------------

Balance - February 28, 2002 (Unaudited)                            21,092,783 $ 21,093 $ 859,100  $ (888,257)  $    (8,064)
===========================================================================================================================

   The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report

OZOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                  (U.S. Dollars)
                                                   Period from
                                                     Date of
                                                    Inception      Three Months Ended
                                                   (January 10,       February 28,
                                                      1996)      -----------------------
                                                     Through
                                                   February 28,
                                                       2002      (Unaudited)(Unaudited)
                                                   (Unaudited)      2002       2001
----------------------------------------------------------------------------------------

Revenues                                                 $   --     $   --      $    --
----------------------------------------------------------------------------------------

Expenses
Amortization of Marketing Rights                        269,911     46,808       39,372
Consulting Fees                                         375,888     89,130       34,500
Organization Costs                                       11,049         --           --
Territory Fee                                            15,333         --           --
General and Administrative                              195,106     45,608       23,633
Interest Expense                                         20,970      2,428           --
----------------------------------------------------------------------------------------

Total Expenses                                          888,257    183,974       97,505
----------------------------------------------------------------------------------------

Loss Before Provision for Taxes                        (888,257)  (183,974)     (97,505)

Provision for Taxes                                          --         --           --
----------------------------------------------------------------------------------------

Net Loss for the Period                             $  (888,257) $(183,974)  $  (97,505)

========================================================================================

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                    13,317,091  20,238,231  18,999,133

Loss per Common Share - Basic and Diluted            $    (0.07)  $   (0.01)  $   (0.01)
========================================================================================

   The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report

OZOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF OPERATIONS
================================================================================

                                                                  (U.S. Dollars)
                                                                Six Months Ended
                                                                    February 28,
                                                         -----------------------------
                                                           (Unaudited)   (Unaudited)
                                                              2002           2001
--------------------------------------------------------------------------------------

Revenues                                                         $   --       $    --
--------------------------------------------------------------------------------------

Expenses
Amortization of Marketing Rights                                 86,179        78,743
Consulting Fees                                                 109,888        69,000
Organization Costs                                                   --            --
Territory Fee                                                     5,333            --
General and Administrative                                       50,143        45,527
Interest Expense                                                  5,320            --
--------------------------------------------------------------------------------------

Total Expenses                                                  256,863       193,270
--------------------------------------------------------------------------------------

Loss Before Provision for Taxes                                (256,863)     (193,270)

Provision for Taxes                                                  --            --
--------------------------------------------------------------------------------------

Net Loss for the Period                                     $  (256,863)   $ (193,270)
======================================================================================

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                            20,043,337    18,999,133

Loss per Common Share - Basic and Diluted                   $    (0.01)    $    (0.01)
======================================================================================

   The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report

OZOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CASH FLOWS
================================================================================

                                                        (U.S. Dollars)

                                             Period from
                                               Date of
                                              Inception       Six Months Ended
                                             (January 10,       February 28,
                                                1996)      ------------------------
                                               Through
                                             February 28,  (Unaudited)  (Unaudited)
                                                 2002
                                             (Unaudited)       2002        2001
-----------------------------------------------------------------------------------
Cash Flows from Operating Activities

Net Loss for the Period                        $  (888,257) $  (256,863) $(193,270)

Non-Cash Adjustments:
Amortization of Marketing Rights                   269,911       86,179     78,743
Contributed Services                                54,000        6,000     24,000
Shares Issued to Advisors                          128,000           --         --
Compensation Expense                                32,179       11,750         --
Interest on Loans                                   20,970        5,320         --
Organization Costs                                  10,999           --         --
Territory Fee Paid by Shareholder                   10,000           --         --
Consulting Services Paid by Shareholders           135,000      135,000         --

Changes in Assets and Liabilities:
Prepaid Expenses                                   (93,450)     (93,450)        --
Deposits                                           (56,292)          --    (22,292)
Accounts Payable                                    14,685      (26,026)    18,950
Deferred Revenue                                    34,000           --         --
Due to Director                                     70,902       (1,415)    14,741
Due to Stockholders                                 94,416      (29,432)    80,660
-----------------------------------------------------------------------------------
Net Cash Flows from Operating Activities       $  (162,937)    (162,937)     1,532
-----------------------------------------------------------------------------------
Cash Flows from Investing Activities
Acquisition of Marketing Rights                    (17,217)          --         --
-----------------------------------------------------------------------------------
Cash Flows from Financing Activities
Contribution by Shareholder                         17,217           --         --
Proceeds from Stock Purchase Agreement             225,828      225,828         --
-----------------------------------------------------------------------------------
Net Cash Flows from Financing Activities           243,045      225,828         --
-----------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents           62,891       62,891      1,532

Cash and Cash Equivalents - Beginning of Period         --           --         --
-----------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Period         $ 62,891     $ 62,891    $ 1,532
===================================================================================

                                                                   - continued -

   The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report

OZOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CASH FLOWS - continued
================================================================================

                                                          (U.S. Dollars)
                                               Period From
                                                 Date of
                                              Inception
                                              (January 10,       Six Months Ended
                                                1996)               February 28,
                                                 Through     ---------------------------
                                              February 28,    (Unaudited)   (Unaudited)
                                                 2002
                                               (Unaudited)           2002          2001
----------------------------------------------------------------------------------------

Supplemental Disclosures
========================================================================================

Interest Paid                                   $        --     $      --        $   --
Income Taxes Paid                               $        --     $      --        $   --
========================================================================================

Non-Cash Investing and Financing Activities
========================================================================================

Acquisition of Marketing Rights                 $ 1,263,217     $ 238,000        $   --
Less: Purchase Price Financed via
      Note Payable to 1421209 Ontario
      Limited                                    (1,000,000)           --            --

Less: Purchase Price Paid via
      Issuance of Common Stock                       (8,025)          (25)           --

Less: Purchase Price Paid via
      Granting of Stock Options                    (237,975)     (237,975)           --
----------------------------------------------------------------------------------------

Total Cash Paid                                 $    17,217     $      --        $   --
========================================================================================

   The accompanying notes are an integral part of this financial statement.

                          See Accountants Review Report

OZOLUTIONS INC.
(A Development Stage Company)
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
================================================================================


Note A -Basis of Presentation
     The condensed financial statements of Ozolutions Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB, and other reports filed with the SEC.

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

Note B -Marketing Rights
     Hankin Ozone Systems, LTD
     The Company purchased the exclusive marketing rights to distribute the products of "Hankin Ozone Systems, LTD" in Canada and Mexico from 1421209 Ontario Limited. The acquisition occurred on June 21, 2000 in which Ozolutions Inc. received the rights to begin distributing the products of Hankin Ozone Systems, LTD and became obligated to 1421209 Ontario Limited for the purchase price described below.

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

                                                                   - continued -

OZOLUTIONS INC.
(A Development Stage Company)
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
================================================================================

Note B -Marketing Rights - continued
     On November 7, 2000 the agreement was amended to extend the original due dates of the purchase price installments to allow Ozolutions additional time to raise capital and to further business operations. The revised due dates of the installments are as follows:

     The sum of $550,000 was payable on or before the 90th day following the qualification for trading of Ozolutions Inc. common shares on a recognized United States Securities Exchange but in no case later than June 30, 2001, and the delivery of 8,000,000 common shares of stock were payable on or before the 30th day following the qualification for trading of the Ozolutions Inc. common shares on a recognized United States Securities Exchange, but in no case later than April 30, 2001. The sum of $250,000 was payable on or before the 150th day following the qualification for trading of the Ozolutions Inc. common shares on a recognized United States Securities Exchange, but in no case later than August 31, 2001. The remainder of the purchase price of $200,000 was payable on or before the 180th day following the qualification for trading of the Ozolutions Inc. common shares on a recognized United States Securities Exchange, but in no case later than September 30, 2001.

     In November 2000, the 8,000,000 shares of common stock were delivered to 1421209 Ontario Limited.

     None of the three cash payments were paid to 1421209 Ontario Limited as required. The loan is technically in default as of February 28, 2002. 1421209 Ontario Limited has the right to demand full payment if any payment is in default and remains so for thirty days or to make the agreement null and void. The Company is currently negotiating with 1421209 Ontario Limited to modify the terms and amount of the payments due.

     ELCE International Inc.
     The Company purchased the exclusive marketing rights to distribute the water activator products of "ELCE International Inc." ("ELCE") in Canada from ELCE International Inc. The acquisition occurred on January 15, 2002 in which Ozolutions Inc. received the rights to begin distributing the products of ELCE International Inc. For the rights received, the Company issued 25,000 shares of Ozolutions Inc. common stock and granted options to purchase 500,0000 common shares at $0.50 per share. The options have an one-year term.

     The agreement is for one-year with an automatic renewal for three additional years if all terms of the agreement are fulfilled. Such terms require the purchase of a minimum of 75 units every three months for the first year with a 30% increase in the minimum purchase commitment amount each year. In addition, the Company must hire a technician, appointed by ELCE, for one year for training Company personnel. Monthly salary, lodging, and incidental expenses of the technician are the responsibility of the Company.

OZOLUTIONS, INC.
(A Development Stage Company)
(A Delaware Corporation)
Toronto, Ontario, Canada


NOTES TO FINANCIAL STATEMENTS
================================================================================


Note C -Consulting and Advisory Agreements
     On June 5, 2001, the Company entered into advisory agreements with the firms of David Michael LLC and Feng Shui Consulting, Inc. The purpose of the advisory agreements was to assist the Company in effecting the purchase of businesses and assets relative to its business and growth strategy, acquisition of other operations or businesses, general business and financial consulting, and the introduction of the Company to public relations firms and consultants and others that may assist the Company in its plans. For the services described in their respective agreements, each of the advisors were to be issued shares of Ozolutions Inc. common stock on the following schedule: June 5, 2001 - 400,000 shares; September 5, 2001 - 200,000 shares; December 5, 2001 - 200,000 shares; March 5, 2002 - 150,000 shares. The agreements were subsequently cancelled on February 19, 2002. On June 5, 2001, 400,000 shares were issued to each of the firms. The Company charged operations in 2001 in the amount of $128,000 for the fair value of the services rendered. A fair value of the common stock awarded could not be determined at the date of the award, as the stock had not begun trading. No additional shares will be issued.

     On December 20, 2001, the Company entered into an advisory agreement with inaVest, Inc. The purpose of the agreement is to assist the Company with public relations, communications, and provide general advisory and consulting services. The agreement is for three months with an automatic renewal for an additional three months, unless the Company cancels the agreement during the original three-month term. In exchange for these services, shareholders of the Company transferred ownership of 550,000 shares of Ozolutions Inc. common stock as payment, in lieu of issuing new shares. The Company has charged operations for $56,250 for the fair value of services rendered, recorded, $78,750 as a prepaid for the fair value of future services and charged additional paid-in capital for $135,000.

     On January 11, 2002, the Company entered into a financial consulting and investment banking agreement with Chapman, Spira & Carson LLC. The purpose of the agreement is to assist the Company with general business and financial consulting and obtain equity and debt financing up to $2 million on terms agreeable to the Company. Upon the receipt of the initial financing proceeds, the Company will pay a non-refundable retainer fee of $25,000 and will issue 200,000 shares of Ozolutions, Inc. common stock. In addition, the Company will then begin to pay $5,000 per month for consulting and service fees for the subsequent 24 months. The Company will pay a commission of 7 1/2% on any subsequent financing arrangements and is obligated to issue an additional 1,000,000 shares of Ozolutions, Inc. common stock upon completion of the full $2 million financing. As of February 28, 2002, the Company had paid $3,000 of the $25,000 retainer fee in advance.

Note D -Stock Purchase Agreement
     The Company entered into a Stock Purchase Agreement on October 1, 2001 with First Chartered Capital Corporation, Inc. ("First Chartered"). First Chartered purchases stock of the Company for 30% of the market value on the date of purchase. Through February 28, 2002, 1,268,650 shares have been purchased by First Chartered with the Company receiving $225,828.

OZOLUTIONS INC.
(A Development Stage Company)
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
================================================================================

Note E -Going Concern
     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $888,257 from the period of inception (January 10, 1996) through February 28, 2002. As a result, there is a retained deficit of $888,257 at February 28, 2002.

     The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note F -Subsequent Event
     The Company acquired the exclusive marketing rights to distribute the water activator products of "ELCE International Inc." in Costa Rica from ELCE International Inc. The acquisition occurred on March 1, 2002 in which Ozolutions Inc. received the rights to begin distributing the products of ELCE International Inc. The Company was not required to pay anything for this agreement.

     The agreement is for a one-year term with an automatic renewal for three additional years if all terms are fulfilled. Such terms require the purchase of a minimum of ten units every month for the first year with a 30% increase in the minimum purchase commitment amount each year.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

     Ozolutions Inc. is an international marketer and distributor of water purification systems using two distinctive water treatment technologies --ozonation and activated water. The strategy for both technologies is based on a "chemical free" approach to water treatment to capitalize on growing regulatory and public resistance to the continued introduction of persistent chemicals into the environment. The markets we are primarily targeting are Mexico, the Caribbean Zone, including Panama, Costa Rica, Jamaica and Ecuador as well as Ontario Canada.

     In June 2000, Ozolutions acquired the distribution rights to Hankin Atlas Ozone Systems, Ltd. products from 1421209 Ontario Limited for 8,000,000 shares of Ozolutions common stock, $17,217 cash paid at closing, and an additional $1,000,000 payable in installments.

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

     Ozolutions has not made any of these required payments. We are currently attempting to raise capital privately to meet our asset purchase obligations and working capital requirements. Under a Stock Purchase Agreement with First Chartered Capital Corporation Inc., First Capital has purchased 1,268,650 restricted common shares for $225,828 as of February 28, 2002. During the three months ended February 28, 2002, 1,066,750 of these shares were sold to First Capital at a total price of $130,569, in reliance on the exclusion from registration provided in Regulation S promulgated under the Securities Act of 1933. No commission was paid in connection with this sale.

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

     Failure to make the payments to 1421209 Ontario Limited could result in a default under the purchase contract for the marketing rights and a claim against Ozolutions which could result in a loss of our marketing rights to Hankin products which would adversely affect our business. Ozolutions is actively examining the acquisition of additional water technologies in order to broaden and diversify our product offerings.

     Although 1421209 Ontario Limited has agreed to lend Ozolutions up to $300,000, at our option, to provide financing for our operations, we will not be pursuing that financing option.

     We have orders for 56 EntrOzone units through February 28, 2002, but production and delivery by Hankin Ozone Systems Ltd. of the first EntrOzone water treatment units have been delayed for over a year. However, upgrading of the EntrOzone unit to incorporate additional multi-barrier protection against water borne contaminants is now complete and delivery of initial units is expected by the end of May 2002. Field-testing of the enhanced model of the EntrOzone is underway and 11 units are currently being manufactured.

Acquisition of Distribution rights of ELCE International Inc. Activated Water Products

     In August 2001, we acquired non-exclusive distribution rights to an activated water system from ELCE International Inc. for Mexico and Caribbean markets including Costa Rica, Panama, Ecuador and Jamaica. No fees were paid for these rights.

     In January 2002, we acquired the exclusive ELCE distribution rights for Canada. We issued 25,000 restricted common shares and granted options to purchase 500,000 common shares at $0.50 per share. These securities were issued in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933 or the exclusion from registration under Regulation S. No commission was paid in connection with the transaction. In March of 2002, we obtained exclusive marketing rights for Costa Rica. We are required to purchase a minimum of 105 ELCE units per quarter for this exclusivity.

     ELCE's water activation systems use water flow over ceramic balls to generate, from the resulting friction, electrical charges which alter the physical properties of water. The resulting properties of activated water are believed to facilitate the removal of scale build-up in water pipes and are also believed to enhance plant productivity and improve growth, health and uniformity in fish and shrimp farming. Currently, we are conducting ELCE field trials in shrimp hatcheries in Panama and Ecuador, which, if successful, could lead to significant shrimp farm opportunities in Central and South America. In Canada, we are working with a Canadian distributor with an extensive industrial and commercial customer base and currently have several test installations underway.

     Until Ozolutions receives outside financing to fund its capital commitments, its operations will be limited to those that can be effected through its officers, directors and consultants. These persons have verbally agreed to defer payment of compensation from Ozolutions until revenue generated from sales of product and financing from outside sources provides sufficient working capital to fund operations and payment of their compensation. In addition, they have advanced money to Ozolutions to cover sales and administrative expenses and an initial deposit of $22,292 made by Ozolutions for the purchase of 25 EntrOzone water treatment systems. The amounts outstanding to
D. Brian Robertson, Joseph Cira and Lou Shefsky at February 28, 2002 were $69,366, $7,333 and $17,717, respectively. Max Weissengruber, President and a Director, has also advanced money to Ozolutions to cover expenses. At February 28, 2002, the amount outstanding to him was $70,902. These advances do not bear interest and the parties have not set repayment terms. These individuals have verbally indicated their willingness to make further advances in the future as may be required to fund ongoing sales and administrative operating costs. These advances and the funds received under the Stock Purchase Agreement are the current sources of capital to fund operational costs. There is no written or fixed obligation to make further advances, so there is no assurance that Ozolutions will have the capital resources to fund its operations over the next 12 months.

     Under distribution agreements with Hankin and ELCE, product is shipped by Hankin and ELCE against purchase orders we place either directly to the end user or dealer or to us for delivery to the end user or dealer. Accordingly, we do not require any significant amount of capital for inventory or facilities required to maintain and distribute inventory.

     Independent dealers will be acquiring their initial inventory once Hankin commences delivery of units which is expected towards the end of May 2002.

     From the date of its inception, on January 10, 1996, through February 28, 2002, Ozolutions has not generated any revenue from the sale of water treatment systems.

     Expenses for the first half of fiscal year 2002 increased by $64,000 to $257,000 from $193,000 in fiscal 2001. This increase is mainly due to an increase in consulting fees of $41,000 due to the new investor relations consulting agreement and an increase in amortization for the new ELCE marketing rights.

     The net loss for the first half of fiscal year 2002 increased by $64,000 to $257,000 from $193,000 in fiscal 2001 due to the factors discussed above.

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

                                        OZOLUTIONS, INC.


Date:  April 11, 2002                   By:   /s/   Max Weissengruber, President