Form 10QSB
period 2002-05-31
OZOLUTIONS INC
filed 2002-07-15
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2002

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 31, 2002, there were 25,724,577 shares of common stock outstanding.

                                   FORM 10-QSB
                                OZOLUTIONS, INC.

                                      INDEX
                                                                        Page

PART I.       Item 1. Financial Information                              3

              Independent Accountants' Report                            3

              Balance Sheets at May 31, 2002 (Unaudited)                 4
                and August 31, 2001

              Statements of Changes in Stockholders' Deficit             5
                for the Nine Months Ended May 31, 2002
                and 2001 (Unaudited)

              Statements of Operations for the Three and Nine            6
                Months Ended May 31, 2002 and 2001 (Unaudited)

              Statements of Cash Flows for the Six Months Ended          7
                May 31, 2002 and 2001 (Unaudited)

              Notes to Financial Statements                              9

              Item 2. Management's Discussion and Analysis or           14
              Plan of Operation

PART II.      Other Information                                         17

              Item 1. Legal Proceedings                                 17

              Item 2. Changes in Securities and Use of Proceeds         18

Signatures                                                              18

                                     Part I
                          Item 1. Financial Information



            INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders
Ozolutions Inc.
Toronto, Ontario Canada


     We have reviewed the accompanying balance sheets of Ozolutions Inc. (A Delaware Corporation) as of May 31, 2002, the related statements of operations for the three and nine months ended May 31, 2002 and 2001, and the statements of changes in stockholders' equity (deficit) and cash flows for the nine months ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to such financial statements in order for them to be in conformity with the accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Ozolutions Inc. as of August 31, 2001 (presented herein), and the related statements of changes in stockholders' deficit (presented herein), operations, and cash flows (not presented herein) for the year then ended; and in our report, dated October 26, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of August 31, 2001, and the related statement of stockholders' deficit for the year then ended, is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.

     The accompanying financial statements have been prepared assuming Ozolutions Inc. (A Delaware Corporation) will continue as a going concern. As discussed in Note G to the financial statements, the Company has incurred losses that have resulted in a retained deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  July 2, 2002

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                             (U.S. Dollars)
                                                       (Unaudited)        August
                                                         May 31,            31,
                                                           2002            2001
--------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                               $ 51,755         $   --
Accounts Receivable                                       92,232             --
Other Receivables                                          7,774             --
Inventory                                                 69,150             --
Prepaid Expenses                                          70,000             --
--------------------------------------------------------------------------------
Total Current Assets                                     290,911             --

Other Assets
Marketing Rights - Net of Accumulated Amortization       215,689        841,485
Deposits                                                 108,684         56,292
--------------------------------------------------------------------------------
Total Assets                                           $ 615,284      $ 897,777
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                                         $ 3,850      $  40,711
Deferred Revenue                                          34,000         34,000
Due to 1421209 Ontario Limited - Due Within One Year          --      1,000,000
Due to Director                                           44,828         72,317
Due to Stockholders                                       47,490        123,848
--------------------------------------------------------------------------------
Total Liabilities                                        130,168      1,270,876
--------------------------------------------------------------------------------
Stockholders' Equity (Deficit)
Common Stock:  $.001 Par; 50,000,000 Shares Authorized;
               25,724,577 and 19,799,133 Issued and
               Outstanding, Respectively                  25,724         19,799
Additional Paid-In Capital                             1,304,197        238,496
Accumulated Deficit                                     (844,805)      (631,394)
--------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                     485,116       (373,099)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity (Deficit)   $ 615,284      $ 897,777
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.
                          See Accountants Review Report

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE NINE MONTHS ENDED MAY 31, 2002 AND 2001 (UNAUDITED)
  AND FOR THE YEAR ENDED AUGUST 31, 2001
---------------------------------------------------------------------------------------------------------------------
                                                                               (U.S. Dollars)

                                                                               Additional                    Total
                                                          Number      Common      Paid-In   Accumulated  Stockholders'
                                                       of Shares      Stock       Capital     Deficit   Equity (Deficit)
---------------------------------------------------------------------------------------------------------------------
Balance - August 31, 2000                             18,999,133    $ 18,999    $  33,217     $(88,975)    $(36,759)

Consulting Services Contributed by
Officers/Directors/Consultants                                --          --       33,000           --       33,000
Net Loss for the Period (Unaudited)                           --          --           --     (281,274)    (281,274)
---------------------------------------------------------------------------------------------------------------------
Balance - May 31, 2001 (Unaudited)                    18,999,133      18,999       66,217     (370,249)    (285,033)

Consulting Services Contributed by
Officers/Directors/Consultants                                --          --        9,000           --        9,000
Shares Issued to Advisors in Exchange for Services       800,000         800      127,200           --      128,000
Stock Options Granted - Compensation for Services
  Rendered                                                    --          --       20,429           --       20,429
Capital Contribution - Interest Expense                       --          --       15,650           --       15,650
Net Loss for the Period (Unaudited)                           --          --           --     (261,145)    (261,145)
---------------------------------------------------------------------------------------------------------------------
Balance - August 31, 2001                             19,799,133      19,799      238,496     (631,394)    (373,099)

Shares Issued and Stock Options Granted as
Consideration for
  Acquisition of Marketing Rights                         25,000          25      237,975           --      238,000
Consulting Services Contributed by
Officers/Directors/Consultants                                --          --        6,000           --        6,000
Consulting Services Paid by Shareholders on Behalf
of the Corporation                                            --          --      135,000           --      135,000
Shares Issued to Consultants in Exchange for Services    700,000         700       89,300           --       90,000
Shares Issued under Stock Purchase Agreement           5,200,444       5,200      578,504           --      583,704
Stock Options Granted - Compensation for Services
  Rendered                                                    --          --       11,750           --       11,750
Capital Contribution - Interest Expense                       --          --        7,172           --        7,172
Net Loss for the Period (Unaudited)                           --          --           --     (213,411)    (213,411)
---------------------------------------------------------------------------------------------------------------------
Balance - May 31, 2002 (Unaudited)                    25,724,577    $ 25,724   $1,304,197    $(844,805)   $ 485,116
=====================================================================================================================

    The accompanying notes are an integral part of this financial statement.
                          See Accountants Review Report

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------
                                                  (U.S. Dollars)
                                Three Months Ended May      Nine Months Ended May
                                          31,                        31,
                               --------------------------- --------------------------

                                    2002          2001         2002          2001
-------------------------------------------------------------------------------------
Revenues, Net                    $  89,574       $    --     $  89,574      $    --

Cost of Goods Sold                  62,576            --        62,576           --
-------------------------------------------------------------------------------------
Gross Profit                        26,998            --        26,998           --
-------------------------------------------------------------------------------------
Expenses
Marketing Rights                    64,874        39,372       151,053      118,116
Consulting Fees                    126,260        28,376       236,148       98,938
Territory Fee                           --            --         5,333           --
General and Administrative          27,817        20,256        77,960       64,222
Interest Expense                     1,852            --         7,172           --
-------------------------------------------------------------------------------------
Total Expenses                     220,803        88,004       477,666      281,276
-------------------------------------------------------------------------------------
Loss Before Provision for Taxes   (193,805)      (88,004)     (450,668)    (281,276)

Provision for Taxes                     --            --            --           --
-------------------------------------------------------------------------------------
Loss from Continuing Operations   (193,805)      (88,004)     (450,668)    (281,276)

Extraordinary Items
Gain from Cancellation of
  Marketing Rights Agreement,
  Net of Income Tax of $-0-        237,257            --       237,257           --
-------------------------------------------------------------------------------------
Net Income (Loss) for the
Period                           $  43,452    $  (88,004)   $ (213,411)  $ (281,276)
=====================================================================================
Weighted Average Number of
  Common Shares Outstanding
  - Basic and Diluted           23,323,873    18,999,133    21,148,867   18,999,133
=====================================================================================
Income (Loss) per Common Share
  - Basic and Diluted:
      Loss from Continuing
        Operations               $   (0.01)    $    0.00     $   (0.02)   $   (0.01)
      Extraordinary Items             0.01          0.00          0.01         0.00
-------------------------------------------------------------------------------------
Net Income (Loss)                $    0.00     $    0.00     $   (0.01)   $   (0.01)
=====================================================================================

    The accompanying notes are an integral part of this financial statement.
                          See Accountants Review Report

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------

                                                                 (U.S. Dollars)
Nine Months Ended May 31,                                      2002          2001
-------------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Loss for the Period                                     $(213,411)    $(281,276)

Non-Cash Adjustments:
Amortization of Marketing Rights                              101,053       118,116
Contributed Services                                            6,000        33,000
Shares Issued to Consultants                                   90,000            --
Compensation Expense                                           11,750            --
Interest on Loans                                               7,172            --
Consulting Services Paid by Shareholders                      135,000            --
Gain from Cancellation of Marketing Rights Agreement         (237,257)           --

Changes in Assets and Liabilities:
Accounts Receivable                                           (92,232)           --
Other Receivables                                              (7,774)           --
Inventory                                                     (69,150)           --
Prepaid Expenses                                              (70,000)           --
Deposits                                                      (52,392)      (56,292)
Accounts Payable                                              (36,861)       16,957
Deferred Revenue                                                   --        33,000
-------------------------------------------------------------------------------------
Net Cash Flows from Operating Activities                     (428,102)     (136,495)
-------------------------------------------------------------------------------------
Cash Flows from Investing Activities                               --            --
-------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Due to Director                                               (27,489)       54,503
Due to Stockholders                                           (76,358)       82,052
Proceeds from Stock Purchase Agreement                        583,704            --
-------------------------------------------------------------------------------------
Net Cash Flows from Financing Activities                      479,857       136,555
-------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                      51,755            60

Cash and Cash Equivalents - Beginning of Period                    --            --
-------------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Period                    $ 51,755        $   60
=====================================================================================
                                                                         -continued -

    The accompanying notes are an integral part of this financial statement.
                          See Accountants Review Report

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
-------------------------------------------------------------------------------------
                                                                  (U.S. Dollars)

Nine Months Ended May 31,                                       2002          2001
-------------------------------------------------------------------------------------
Supplemental Disclosures
-------------------------------------------------------------------------------------
Interest Paid                                              $       --         $  --
Income Taxes Paid                                          $       --         $  --
=====================================================================================
Non-Cash Investing and Financing Activities
-------------------------------------------------------------------------------------
Write-Off of Marketing Rights, Net of Accumulated
Amortization                                               $ (762,743)        $  --
Cancellation of Obligation to 1421209 Ontario Limited       1,000,000            --
-------------------------------------------------------------------------------------
Gain from Cancellation of Marketing Rights Agreement       $  237,257         $  --
=====================================================================================
Acquisition of Marketing Rights                            $  238,000         $  --
Purchase Price Paid via Issuance of Common Stock                  (25)           --
Purchase Price Paid via Granting of Stock Options            (237,975)           --
-------------------------------------------------------------------------------------
Total Cash Paid for Marketing Rights                       $       --         $  --
=====================================================================================

    The accompanying notes are an integral part of this financial statement.
                          See Accountants Review Report

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



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

     The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's costs incurred to raise capital and stock options and awards. Certain financial information that is not required for interim financial reporting purposes has been omitted.

        Reclassifications
     Certain amounts in the prior year financial statements have been classified to conform with the current year presentation.

Note B - Revenue Recognition
     Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

Note C - Marketing Rights
         Hankin Ozone Systems, LTD
     The Company purchased the exclusive marketing rights to distribute the products of "Hankin Ozone Systems, LTD" in Canada and Mexico from 1421209 Ontario Limited. The acquisition occurred on June 21, 2000 in which Ozolutions Inc. received the rights to begin distributing the products of Hankin Ozone Systems, LTD and became obligated to 1421209 Ontario Limited for the purchase price described below.

                                                                   - continued -
                                       9

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note C - Marketing Rights - continued

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

     In April 2002, the agreement with 1421209 Ontario Limited was cancelled and the obligation of $1,000,000 to 1421209 Ontario Limited was no longer due. The Company wrote-off the net marketing rights of $762,743 and the outstanding obligation of $1,000,000, and recorded an extraordinary gain from the cancellation of the agreement of $237,257. The Company paid $50,000 directly to Hankin Ozone Systems, LTD for the same marketing rights. The Company recorded the $50,000 payment to Hankin Ozone Systems, LTD as an expense during the three-month period ended May 31, 2002.

                                                                   - continued -
                                       10

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note C - Marketing Rights - continued

     ELCE International Inc.
     The Company purchased the exclusive marketing rights to distribute the water activator products of "ELCE International Inc." ("ELCE") in Canada from ELCE International Inc. The acquisition occurred on January 15, 2002 in which Ozolutions Inc. received the rights to begin distributing the products of ELCE International Inc. For the rights received, the Company issued 25,000 restricted shares of Ozolutions Inc. common stock and granted options to purchase 500,0000 common shares at $0.50 per share. The options have a one-year term.

     The agreement is for one-year with an automatic renewal for three additional years if all terms of the agreement are fulfilled. Such terms require the purchase of a minimum of 75 units every three months for the first year with a 30% increase in the minimum purchase commitment amount each year. In addition, the Company must hire a technician, appointed by ELCE, for one year for training Company personnel. Monthly salary, lodging, and incidental expenses of the technician are the responsibility of the Company. The Company is in compliance with all terms of the agreement as of May 31, 2002.

     The Company acquired the exclusive marketing rights to distribute the water activator products of "ELCE International Inc." in Costa Rica from ELCE International Inc. The acquisition occurred on March 1, 2002 in which Ozolutions Inc. received the rights to begin distributing the products of ELCE
International Inc. The Company was not required to pay anything for this agreement.

     The agreement is for a one-year term with an automatic renewal for three additional years if all terms of the agreement are fulfilled. Such terms require the purchase of a minimum of ten units every month for the first year with a 30% increase in the minimum purchase commitment amount each year. The Company is in compliance with all terms of the agreement as of May 31, 2002.

Note D - Consulting and Advisory Agreements
     On June 5, 2001, the Company entered into advisory agreements with the firms of David Michael LLC and Feng Shui Consulting, Inc. The purpose of the advisory agreements was to assist the Company in effecting the purchase of businesses and assets relative to its business and growth strategy, acquisition of other operations or businesses, general business and financial consulting, and the introduction of the Company to public relations firms and consultants and others that may assist the Company in its plans. For the services described in their respective agreements, each of the advisors were to be issued restricted shares of Ozolutions Inc. common stock on the following schedule:
June 5, 2001 - 400,000 shares; September 5, 2001 - 200,000 shares; December 5, 2001 - 200,000 shares; March 5, 2002 - 150,000 shares. The agreements were subsequently cancelled on February 19, 2002. On June 5, 2001, 400,000 shares were issued to each of the firms. The Company charged operations in 2001 in the amount of $128,000 for the fair value of the services rendered. A fair value of the common stock awarded could not be determined at the date of the award, as the stock had not begun trading. No additional shares will be issued. See additional discussion in Note H.

                                                                   - continued -

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note D - Consulting and Advisory Agreements - continued

     On December 20, 2001, the Company entered into an advisory agreement with inaVest, Inc. The purpose of the agreement is to assist the Company with public relations, communications, and provide general advisory and consulting services. The agreement is for three months with an automatic renewal for an additional three months, unless the Company cancels the agreement during the original three-month term. In exchange for these services, shareholders of the Company transferred ownership of 550,000 shares of Ozolutions Inc. common stock as payment, in lieu of issuing new shares. The Company has charged operations for $135,000 for the fair value of services rendered and charged additional paid-in capital for $135,000. In May 2002, the agreement was mutually cancelled by the Company and inaVest, Inc.

     On January 11, 2002, the Company entered into a financial consulting and investment banking agreement with Chapman, Spira & Carson LLC. The purpose of the agreement is to assist the Company with general business and financial consulting and obtain equity and debt financing up to $2 million on terms agreeable to the Company. Upon the receipt of the initial financing proceeds, the Company will pay a non-refundable retainer fee of $25,000 and will issue 200,000 restricted shares of Ozolutions, Inc. common stock. In addition, the Company will then begin to pay $5,000 per month for consulting and service fees for the subsequent 24 months. The Company will pay a commission of 7 1/2% on any subsequent financing arrangements and is obligated to issue an additional 1,000,000 shares of Ozolutions, Inc. common stock upon completion of the full $2 million financing. As of May 31, 2002, the Company had paid $3,000 of the $25,000 retainer fee in advance. In June 2002, Chapman, Spira & Carson LLC cancelled this agreement. See additional discussion in Note H.

     On March 28, 2002, the Company entered into a strategic business consulting and marketing services agreement with Monique Del Medico in Canada. The purpose of the agreement is to assist the Company with marketing, distribution, and product promotion strategies with industrial, commercial, and institutional customers. The agreement is for nine months, commencing April 1, 2002 and terminating December 31, 2002. In exchange for these services, the Company issued 700,000 shares of Ozolutions Inc. common stock. The Company has charged operations for $20,000 for the fair value of services rendered, recorded $70,000 as a prepaid for the fair value of future services, and charged common stock and additional paid-in-capital for $700 and $89,300, respectively.

Note E - Stock Purchase Agreement
     The Company entered into a Stock Purchase Agreement on October 1, 2001 with First Chartered Capital Corporation, Inc. ("First Chartered"). First Chartered purchases stock of the Company for 30% of the market value on the date of purchase. Through May 31, 2002, 5,200,444 restricted common shares have been purchased by First Chartered with the Company receiving $583,704.

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note F - Proposed Acquisitions
     In May 2002, the Company signed a letter of intent to acquire the assets of Electrical Systems Engineering ("ESE") and 100% of the outstanding common and preferred shares of Specdex Inc. The Company will pay approximately $1,500,000 in cash to acquire the assets of ESE. The Company plans to obtain the necessary advance of funds for the purchase by posting as collateral, or selling to an agreed upon financial institution arranged by Specdex Inc., up to 8,000,000 common shares of the Company. Upon completion of the acquisition of the ESE assets, the Company will issue 4,536,500 restricted common shares to acquire all outstanding common and preferred shares of Specdex Inc. Specdex Inc. will become a wholly owned subsidiary of the Company, with Specdex Inc. fully responsible for managing the ESE division. If the Specdex Inc. acquisition is not completed, the ESE acquisition will revert to Specdex Inc. Upon completion of the Specdex Inc. acquisition, Patent #P190-1 APP 3-60/307,896 (Business Process Modeling of Wholesale Procurement), whose rights are held by William A. Hurley, will be assigned to Specdex Inc. and subsequently assigned to Ozolutions Inc. upon completion of certain compensation to William A. Hurley by Specdex Inc. covered by an existing agreement. Completion of these transactions is subject to a number of contingencies, including, completion of due diligence review of the parties involved, negotiation of definitive agreements between the parties, and arranging for the financing required to pay the consideration for the companies and assets to be acquired.

Note G - Going Concern
     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $844,805 through May 31, 2002. As a result, there is an accumulated deficit of $844,805 at May 31, 2002.

     The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note H - Subsequent Events
     In June 2002, David Michael LLC and Feng Shui Consulting, Inc. filed a suit against the Company for breach of contract for failure to issue additional shares of common stock under the agreements. The Company plans to file a counter claim and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction. Management believes the suit is without merit and intends to vigorously defend its position. Management does not believe the range of loss, if any, cannot be reasonably estimated at this time. Accordingly, no provision for possible loss has been made in these financial statements.

     In June 2002, Chapman, Spira & Carson LLC made a demand for arbitration through the American Arbitration Association as provided in the agreement claming $50,000 in fees, plus nine per cent interest, and 200,0000 shares of the Company's common stock. Management believes the suit is without merit and intends to vigorously defend its position. Due to uncertainties in the arbitration process, management is unable to estimate the potential financial impact of these proceedings. Accordingly, no provision for possible loss has been made in these financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Acquisition of Distribution Rights of Hankin Atlas Ozone Systems, Ltd. Products

     In June 2000, Ozolutions acquired the marketing rights to Hankin Atlas Ozone Systems, Ltd. ("Hankin") products from 1421209 Ontario Limited for 8,000,000 shares of Ozolutions common stock, $17,217 cash paid at closing, and an additional $1,000,000 payable in installments.

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

     Ozolutions did not make any of these required payments. In April 2002, the agreement with 1421209 Ontario Limited was cancelled and the obligation of $1,000,000 was no longer due. The Company wrote off the net marketing rights of $762,743 and the outstanding obligation of $1,000,000 and recorded an extraordinary gain from the cancellation of the agreement of $237,257. There was no affiliation between 1421209 Ontario Limited and Ozolutions Inc. prior to the purchase of the marketing rights.

     In April 2002, Ozolutions paid $50,000 directly to Hankin for the same exclusive marketing rights to its products as outlined in the original agreement with 1421209 Ontario Limited. Ozolutions recorded the payment as expense in the quarter ended May 31, 2002.

     We have orders for 56 EntrOzone units through May 31, 2002, but production and delivery by Hankin of the first EntrOzone water treatment units have been delayed for over a year. However, upgrading of the EntrOzone unit to incorporate additional multi-barrier protection against water borne contaminants is now complete and delivery of initial units is expected soon.

Acquisition of Distribution rights of ELCE International Inc. Activated Water Products

     In August 2001, we acquired non-exclusive distribution rights to an activated water system from ELCE International Inc. ("ELCE") for Mexico and Caribbean markets including Costa Rica, Panama, Ecuador and Jamaica. No fees were paid for these rights.

     In January 2002, we acquired the exclusive ELCE distribution rights for Canada. We issued 25,000 restricted common shares and granted options to purchase 500,000 common shares at $0.50 per share. These securities were issued in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933 or the exclusion from registration under Regulation S. No commission was paid in connection with the transaction. In March 2002, we obtained exclusive marketing rights for Costa Rica. We are required to purchase a minimum of 75

ELCE units in Canada and 30 ELCE units in Costa Rica per quarter for this exclusivity. We have met these minimum purchase requirements through May 31, 2002.

     ELCE's water activation systems use water flowing over ceramic balls to generate electrical charges which alter the physical properties of water. The resulting properties of activated water facilitate the removal of scale build-up in water pipes and enhance plant productivity and improve growth, health and uniformity in fish and shrimp farming. Currently, we are conducting ELCE field trials in shrimp hatcheries in Panama and Ecuador, which, if successful, could lead to significant shrimp farm opportunities in Central and South America. In Canada, we are working with a Canadian distributor with an extensive industrial and commercial customer base and currently have several test installations underway.

     During the third quarter of 2002, Ozolutions recorded their first sales of ELCE products in the amount of $90,000 with a related gross profit of $27,000. Ozolutions is no longer considered a development stage company. In the fourth quarter of 2002, Ozolutions plans to continue to concentrate on marketing and selling the ELCE products.

     We are currently attempting to raise capital privately to meet our working capital requirements. Under a Stock Purchase Agreement with First Chartered
Capital Corporation Inc., First Capital has purchased 5,200,444 restricted common shares for $583,704 as of May 31, 2002. During the three months ended May 31, 2002, 3,931,794 of these shares were sold to First Capital at a total price of $453,135.

     Until Ozolutions receives adequate outside financing to fund its capital commitments, its operations will be limited to those that can be effected under the stock purchase agreement discussed above and through its officers, directors and consultants. These persons have verbally agreed to defer payment of compensation from Ozolutions until revenue generated from sales of product and financing from outside sources provides sufficient working capital to fund operations and payment of their compensation. In addition, they have advanced money to Ozolutions to cover sales and administrative expenses and an initial deposit of $22,292 made by Ozolutions for the purchase of 25 EntrOzone water treatment systems. The amounts outstanding to D. Brian Robertson, Joseph Cira and Lou Shefsky at May 31, 2002, were $22,440, $7,333 and $17,717, respectively. Max Weissengruber, President and a Director, has also advanced money to Ozolutions to cover expenses. At May 31, 2002, the amount outstanding to him was $44,828. These advances do not bear interest and the parties have not set repayment terms. These individuals have verbally indicated their willingness to make further advances in the future as may be required to fund ongoing sales and administrative operating costs. There is no written or fixed obligation to make further advances, so there is no assurance that Ozolutions will have the capital resources to fund its operations over the next 12 months.

     Under distribution agreements with Hankin, product is shipped by Hankin against purchase orders we place either directly to the end user or dealer or to us for delivery to the end user or dealer. Accordingly, we do not require any significant amount of capital for Hankin inventory or facilities required to maintain and distribute inventory.

     We plan to keep ELCE purchases to a minimum and do not anticipate holding large amounts of inventory at any one time. We have arranged for a warehouse facility to store the ELCE inventory at $325 per month.

Proposed Acquisition

     On May 22, 2002, Ozolutions signed a letter of intent to acquire the assets of Electrical Systems Engineering ("ESE") and 100% of the outstanding common and preferred shares of Specdex Inc. Ozolutions will pay approximately $1,500,000 in cash to acquire the assets of ESE. Ozolutions plans to obtain the necessary advance of funds for the purchase by posting as collateral, or selling to an agreed upon financial institution arranged by Specdex Inc., up to 8,000,000 common shares of Ozolutions. Upon completion of the acquisition of the ESE assets, Ozolutions will issue 4,536,500 restricted common shares to acquire all outstanding common and preferred shares of Specdex Inc. Specdex Inc. will become a wholly owned subsidiary of Ozolutions, with Specdex Inc. fully responsible for managing the ESE division. If the Specdex Inc. acquisition is not completed, the ESE acquisition will revert to Specdex Inc. Upon completion of the Specdex Inc. acquisition, Patent #P190-1 APP 3-60/307,896 (Business Process Modeling of Wholesale Procurement), whose rights are held by William A. Hurley, will be assigned to Specdex Inc. and subsequently assigned to Ozolutions Inc. upon completion of certain compensation to William A. Hurley by Specdex Inc. covered by an existing agreement. Completion of these transactions is subject to a number of contingencies, including, completion of due diligence review of the parties involved, negotiation of definitive agreements between the parties, and arranging for the financing required to pay the consideration for the companies and assets to be acquired.

Business Consulting Agreement

     In March 2002, Ozolutions entered into a strategic business consulting and marketing services agreement with Monique Del Medico in Canada. The purpose of the agreement is to assist Ozolutions with marketing, distribution, and product promotion strategies with industrial, commercial, and institutional customers. The agreement is for nine months, commencing on April 1, 2002. In May 2002, Ozolutions issued 700,000 shares under a Form S-8 Registration Statement to Ms. Del Medico as compensation for her services.

Results of Operations

     For the quarter ended May 31, 2002, Ozolutions recorded revenues in the amount of $90,000 for the sale of ELCE products. This represented the first quarter of revenues for Ozolutions. Cost of goods sold for the quarter ended May 31, 2002 was $63,000 related to the sale of the ELCE products.

     Expenses through May 31, 2002 increased by $197,000 to $478,000 from $281,000 in fiscal 2001. This increase is mainly due to an increase in consulting fees of $73,000 due to the investor relations consulting agreements and the new strategic business consulting agreement. In addition, marketing rights expense increased $137,000 due to amortization for the new ELCE marketing rights and the $50,000 paid to Hankin for the Hankin marketing rights.

     The net loss from continuing operations through May 31, 2002 increased by $170,000 to $451,000 from $281,000 in fiscal 2001 due to the factors discussed above.

     During the quarter ended May 31, 2002, an extraordinary gain of $237,000 was recorded related to the cancellation of the marketing rights agreement as discussed above.

     During the quarter ended May 31, 2002, net income of $43,000 was recorded as compared to a loss of $88,000 in the quarter ended May 31, 2001. For the nine months ended May 31, 2002, the net loss decreased by $68,000 to $213,000 from $281,000. These changes are due to the factors discussed above.

     Ozolutions believes its general, selling and administrative expenses during the 12-month period following the date it can obtain additional financing will be approximately $300,000. Approximately $200,000 will be used for marketing and sales expenses including:

      *   production of printed sales materials

      *   advertising in industry publications

      * travel expenses associated with advancing proposed projects in Mexico, the Caribbean Zone and South America

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On June 5, 2001, Ozolutions entered into advisory agreements with the firms of David Michael, LLC, and Feng Shui Consulting, Inc. The purpose of the advisory agreements was to assist Ozolutions in effecting the purchase of businesses and assets relative to its business and growth strategy, acquisition of other operations or businesses, general business and financial consulting, and the introduction of Ozolutions to public relations firms and consultants and others that may assist Ozolutions in its plans. For the services described in their respective agreements, the advisors were to receive shares of Ozolutions, Inc. common stock on the following schedule: June 5, 2001 - 400,000 shares; September 5, 2001 - 200,000 shares; December 5, 2001 - 200,000 shares; March 5, 2002 - 150,000 shares. Pursuant to this schedule, 400,000 shares were issued to each of the consulting firms. The agreements were cancelled by Ozolutions on September 26, 2001, and subsequently efforts were made to renegotiate the agreements without success. In June 2002, David Michael, LLC, and Feng Shui Consulting, Inc., filed a suit in Federal district Court, District of Utah, case number 2:02CV-0538 ST, against Ozolutions for breach of contract for failure to issue additional shares of common stock under the agreements. Ozolutions intends to file an answer, counter claims, and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction. Management believes the suit is without merit and intends to vigorously defend its position. Management does not believe the range of loss, if any, can be reasonably estimated at this time.

     On January 11, 2002, Ozolutions entered into a financial consulting and investment banking agreement with Chapman, Spira & Carson LLC. The purpose of the agreement was to assist Ozolutions with general business and financial consulting and obtain equity and debt financing up to $2 million on terms agreeable to Ozolutions. Ozolutions believes that under the terms of the agreement it was obligated to pay a non-refundable retainer fee of $25,000 and issue 200,000 shares of Ozolutions common stock on the receipt of the initial financing proceeds. In addition, Ozolutions would then become obligated to pay $5,000 per month for consulting and service fees for the subsequent 24 months. Finally, the agreement provides that Ozolutions will pay a commission of 7 1/2% on any subsequent financing arrangements and is obligated to issue an additional 1,000,000 shares of Ozolutions common stock upon completion of the full $2 million financing. As of February 28, 2002, Ozolutions had paid $3,000 of the $25,000 retainer fee in advance. In May 2002, Chapman, Spira & Carson made a claim that $30,000 was then due under the agreement, even though no funds had been raised for Ozolutions. In June 2002, Chapman, Spira & Carson made a demand for arbitration through the American Arbitration Association as provided in the agreement claiming $50,000 in fees, plus nine percent interest, and 200,000 shares of Ozolutions common stock. Management believes the claim is without merit and intends to vigorously defend its position. Due to uncertainties in the arbitration process, management is unable to estimate the potential financial impact of these proceedings.

Item 2.  Changes in Securities and Use of Proceeds

     Ozolutions entered into a Stock Purchase Agreement on October 1, 2001 with First Chartered Capital Corporation, Inc. Under the agreement, First Chartered is entitled to purchase common stock of Ozolutions for 30 percent of the market value on the date of purchase in reliance on the exclusion from registration under Regulation S promulgated under the Securities Act of 1933. Through May 31, 2002, 5,200,444 shares have been purchased by First Chartered with the Company receiving $583,704. During the three months ended May 31, 2002, 3,931,794 of these shares were sold to First Capital at a total price of $453,135.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

SEC Ref. No.    Title of Document                                   Location

10.1            Stock Purchase Agreement with First Chartered       Page E-1
                Capital Corporation, Inc., dated October 1, 2001


Reports on Form 8-K:  None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OZOLUTIONS, INC.


Date:  July 15, 2002                      By: /s/ Max Weissengruber, President