Form 10KSB
period 2002-08-31
OZOLUTIONS INC
filed 2002-11-29
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2002, or

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

The issuer's revenues for its most recent fiscal year:  $134,885.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on November 25, 2002, was $2,761,493.

As of November 25, 2002, the Registrant had outstanding 33,614,926 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   Page

Part I

1. Description of Business                                                 3

2. Description of Properties                                               8

3. Legal Proceedings                                                       8

4.    Submission of Matters to a Vote of Security Holders                  9

Part II

5.    Market for Common Equity and Related Stockholder Matters             9

6.    Management's Discussion and Analysis or Plan of Operation            10

7.    Financial Statements                                                 15

8.    Changes in and Disagreements with Accountants on Accounting and      15
      Financial Disclosure

Part III

9.    Directors, Executive Officers, Promoters and Contro Persons;         15
      Compliance with Section 16(a) of the Exchange Act

10.   Executive Compensation                                               16

11.   Security Ownership of Certain Beneficial Owners and Management       18

12.   Certain Relationships and Related Transactions                       19

13.   Exhibits and Reports on Form 8-K                                     19

14.   Controls and Procedures                                              20

Signatures                                                                 21

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Our Company

     Ozolutions Inc., a Delaware corporation, is a company engaged in the business of distributing ozone and activated water treatment systems. Ozone water treatment systems are based on ozonation, which is the treatment of water with ozone gas to purify the water. Ozone systems include an ozone generator that applies an electrical discharge to oxygen or ambient air to produce ozone, and a transfer system for injecting the ozone into a water stream to oxidize or purify the water. Activated systems use water flow over ceramic granules to generate from the resulting friction an electric charge in the water. This activated water is believed to facilitate the removal of scale build-up in water pipes, enhance the operation of water purification systems by softening the outside surface of microorganisms, and has other potential benefits.

     We have yet to generate significant revenue from operations. Revenues for the year ended August 31, 2002 were $134,885. We had a net loss of $386,422 for the year ended August 31, 2002. Ozolutions has no history of profitable operations on which to base a judgment regarding our future operations. Our operations and resulting cash flows are subject to all of the risks inherent in an emerging business enterprise, which has not achieved profitability. There can be no assurance that product sales made by us in the future will be at volumes and prices sufficient for us to achieve and maintain profitable operations.

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

     The EntrOzone is a smaller, self-contained multi barrier ozone process system which also uses ultra violet and carbon filtration to protect against the widest possible range of contaminents. Designed by Hankin for the consumer market, it incorporates the latest electronics and semi-conductor technology integrated with a dielectric assembly to provide a low-cost, high efficiency ozone generator. Perhaps the most significant feature of the EntrOzone is its great versatility. Due to its size, weight and energy consumption, it is well suited to a number of small ozone treatment applications, including:

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

     We have ordered 25 EntrOzones for delivery expected in the first quarter of 2003. When we place an order with Hankin, we pay 50% of the total invoice price with the balance due net 30 days after delivery. We believe we can obtain delivery of units within 30 days of order, so we plan on placing orders for product against orders we receive from our dealers and customers we sell to directly. Dealers and customers are required to pay 50% of the invoice price at the time of ordering with the balance due on the date of delivery. No units will be ordered for a dealer or customer unless Ozolutions receives the initial deposit, and units will only be delivered against payment of the remaining purchase price.

     The EntrOzone carries a one-year warranty from Hankin against defects in material and workmanship. Defective units can be returned to Ozolutions for warranty repairs by Hankin or for replacement.

     In Ontario, Canada, Ozolutions is the exclusive distributor for Hankin's EntrOzone and related products. We do not hold marketing rights for any of the larger Hankin systems in Ontario. The distribution agreement for this smaller system covering Ontario is for a term of three years and is renewable for two additional three-year terms without minimum sale requirements. We are required to use our best efforts to procure orders in the territory and to maintain a sales force for that purpose. Under the agreement we purchase the EntrOzone and related products from Hankin at published prices to all distributors and, if there are no published prices, at prices no higher than those charged other distributors.

     In Mexico and the Caribbean Zone (countries located in or bordering on the Caribbean Ocean with the exception of Mexico and Cuba) Ozolutions is entitled to market, on an exclusive basis, medium to large size Hankin ozone generating equipment systems used for water treatment in various applications. We can also distribute in Mexico and the Caribbean Zone the smaller EntrOzone, but we have not developed any marketing plans for the EntrOzone in these territories and do not expect we will do so prior to the end of 2003. Each distribution agreement is for a term of three years and is renewable for two additional three-year terms. In order to obtain renewal of our exclusive marketing rights in Mexico only, we must obtain at least CDN$1,000,000 (approximately USD$642,000 based on current exchange rates) of sales in each three-year term of the agreement. Due to this condition in the distribution contract for Mexico, we have focused on marketing Hankin products in Mexico and expect we will continue to do so through the first six months of 2003. We are required to use our best efforts to procure orders in the territories and to maintain a sales force in each territory. Each order or contract for purchase of a Hankin system must be submitted to Hankin for final pricing and approval, and we receive a commission on the final contract price, excluding any portion of the price attributable to consulting, engineering and design services provided by Hankin and post installation maintenance and repair. Our commission is

     * 10% of the first CDN$100,000 of the contract price (approximately USD$64,000 based on current exchange rates),

     * 7.5% of the next CDN$100,000 (approximately USD$64,000 based on current exchange rates),

     * 6% of the next CDN$300,000 (approximately USD$193,000 based on current exchange rates),

     * 2% of the next CDN$500,000 (approximately USD$321,000 based on current exchange rates), and

     * 1% of any remaining amount.

A territory fee of CDN$50,000 (USD$33,333) was required to secure the marketing rights in Mexico. Of this fee, CDN$15,000 (USD$10,000) has been paid and the balance is payable out of 10% of our commission earned on product sales.

ELCE Products

     ELCE International's water activation systems use water flow over ceramic granules to generate, from the resulting friction, an electric charge in the water. This activated water is believed by ELCE to facilitate the removal of scale build-up in water pipes and enhance the operation of water purification systems by softening the outside surface of microorganisms. ELCE products are also believed to enhance plant productivity and improve growth and uniformity in fish and shrimp farming.

     The ELCE water system is a stainless steel container with inlet and outlet pipes. The container holds the ceramic granules, which are made up primarily of natural silica and alumina. When attached to a water source, water forced through the ELCE water system sets the ceramic granules in motion and the interaction of the granules in the water creates a micro-electrolysis effect. This effect on the water leaving the system creates the apparent benefits of:

     * Higher penetrating capability through cell membranes in living organisms and plants;

     * Higher sanitary capability;

     * Deodorizing effect; and

     * Stronger dispersing capability.

     Ozolutions has exclusive distributorship agreements with ELCE International to market its products in Canada and Costa Rica. Ozolutions works with existing contacts and agents already promoting Hankin ozone technology, since these are non-competitive product lines. ELCE products have a commercial, industrial focus whereas Hankin offers products with a more institutional/municipal /public health orientation.

     Our distribution agreement in Canada dated January 15, 2002, grants to us the exclusive right to market the ELCE water system in Canada for a term of one year and is automatically renewed for three years subject to complying with certain terms of the agreement. During the first years, Ozolutions is required to purchase 75 units every three months, and this minimum purchase requirement increases by 30 percent in each subsequent year. We are entitled to purchase each unit at a 40 percent discount from ELCE International's stated prices. We must retain a technician for training purposes at USD$2,000 per month for a term of one year, and retain engineers and other professional consultants appropriate for the sale and installation of ELCE water systems in different industry applications. The agreement contemplates that product will be delivered within 45 days following order. For the marketing rights in Canada, we issued to ELCE International 25,000 shares of the restricted common stock of Ozolutions and options to purchase 500,000 common shares at an exercise price of $0.50 per share. Our distribution agreement for Costa Rica dated March 1, 2002, is similar, except our minimum purchase requirement in the first year is 10 units per month, we are not required to retain a technician for training purposes, and we did not issue any shares of common stock or pay any other consideration for the marketing rights. We have met all purchase requirements as of August 31, 2002.

Marketing Strategy

     Historically, ozone based water treatment products were only available to medium and larger sized municipal, industrial and institutional users. The EntrOzone, which is a new product developed by Hankin, has the potential to increase greatly the number of units sold because it opens the market to consumers and smaller commercial and institutional customers. We are currently looking for dealers for the product. Our objective is to have dealers ready to offer the EntrOzone in the first quarter of 2003 to take advantage of the beginning of the construction season in the spring of 2003.

     Ozolutions intends to market Hankin systems in Mexico and the Caribbean Zone primarily to national, state, and local governmental units and municipalities as a solution for their water treatment needs. These marketing efforts will be undertaken primarily by management and through independent contractors and consultants. We are now establishing our independent contractors in Mexico and the Caribbean Zone and are pursuing directly contacts with government officials responsible for water projects. These efforts have resulted in the identification of sales opportunities in food processing, water bottling, hotels, hospitals, and industrial cooling towers. Mexico and the Caribbean Zone represent new markets for Hankin where it has not previously sold its large and medium size water treatment systems. Our marketing rights give us the opportunity to develop these markets for Hankin.

     We began our marketing efforts in Mexico and the Caribbean Zone in July 2000, and have identified a significant number of potential water treatment projects in Mexico. The Mexican state of Chihuahua has three new water projects and two wastewater treatment projects proposed for development. As proposed, a significant portion of the projects would consist of ozone water treatment systems. Pemex Refinacion, the Mexican petroleum agency, has proposed three cooling tower installations for refineries that incorporate ozone water treatment systems. The current schedule is to collect field data and specifications for the projects, so that bids for the projects can be submitted in February or March 2003. Although we are unaware of any other bidders, there is always the possibility that other companies will submit competitive bids for the ozone treatment components of these projects, so there is no assurance that one or more of the project contracts will be awarded to the Hankin products we offer. We have yet to realize any revenue from the sale of ozone water treatment systems, but we expect we will complete sales of our first systems before the end of 2003. A system is sold when the water treatment unit is delivered and billed. In the Cribbean Zone, several large-scale municipal water treatment proposals have been submitted at the request of local authorities.

     We have aggressively marketed the ELCE water system in Central America and Canada and use the same type of marketing approach as Hankin products. Ozolutions has successfully conducted shrimp larvae and algae tests in Panama. In Peru, we will be installing ELCE units in the ships and factories that service the fishmeal industry. Once further tests have been successfully completed, we intend to make a focused marketing effort in the shrimp and fishmeal industry.

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

     The market for smaller water treatment systems in Ontario is fragmented with a large number of companies offering systems with differing technologies. The different technologies used in available systems include filtration through active carbon or other substances, distillation, ultra violet treatment, and reverse osmosis. We have found no evidence that any one technology has a significantly greater market share than the other. Only one company, OzoMax, offers a product similar to the EntrOzone. The OzoMax is manufactured in China in the form of a core unit with add on components that must be purchased to make the product functional, while the EntrOzone comes complete as a fully integrated unit. Based solely on its own examination of the products, management of Ozolutions believes the EntrOzone is superior in materials and workmanship to the OzoMax. Ozolutions has not found any evidence that there is an established dealer or service network for the OzoMax in Ontario. We believe we can compete with other small water treatment systems on the basis of price and product performance.

Government Regulation

     Ozolutions sales activity in various countries may be subject to local business licensing requirements, to the extent such requirements exist in a given country. We do not believe these licensing requirements represent a significant barrier to our distribution business. Generally, on sale of Hankin or ELCE products in various countries Hankin or ELCE is responsible for complying with any import and installation regulations applicable to the systems sold. The adoption of NAFTA several years ago has removed any significant barriers to the importation of Hankin and ELCE products in the countries where we are pursuing our sales efforts.

Employees

     As of August 31, 2002, Ozolutions utilized a total of up to six consultants including two executives and one part time clerical employee. Ozolutions has experienced no work stoppages and believes that its relations with its consultants are good.

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

                        ITEM 2. DESCRIPTION OF PROPERTIES

     Ozolutions uses approximately 400 square feet of office space at 30 Denver Crescent, Suite 200, Toronto, Ontario, Canada M2J 1G8, provided by Max Weissengruber, one of its officers and directors, at no charge. We believe this space will be adequate for our needs for at least the next 12 months. Ozolutions rents storage space in Toronto on a month-to-month basis for maintaining a limited inventory of product. The cost of this space is USD$325 per month.

                            ITEM 3. LEGAL PROCEEDINGS

     On June 5, 2001, Ozolutions entered into advisory agreements with the firms of David Michael, LLC, and Feng Shui Consulting, Inc. The purpose of the advisory agreements was to assist Ozolutions in effecting the purchase of businesses and assets relative to its business and growth strategy, acquisition of other operations or businesses, general business and financial consulting, and the introduction of Ozolutions to public relations firms and consultants and others that may assist Ozolutions in its plans. For the services described in their respective agreements, the advisors were to receive shares of Ozolutions common stock on the following schedule: June 5, 2001 - 400,000 shares; September 5, 2001 - 200,000 shares; December 5, 2001 - 200,000 shares; March 5, 2002 -
150,000 shares. Pursuant to this schedule, 400,000 shares were issued to each of the consulting firms. The agreements were cancelled by Ozolutions on September 26, 2001, and subsequently efforts were made to renegotiate the agreements without success. In June 2002, David Michael, LLC, and Feng Shui Consulting, Inc., filed a suit in Federal District Court, District of Utah, case number 2:02CV-0538 ST, against Ozolutions for breach of contract for failure to issue additional shares of common stock under the agreements. Ozolutions filed an answer, counter claims, and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction. Management believes the suit is without merit and intends to vigorously defend its position. Management does not believe the range of loss, if any, can be reasonably estimated at this time.

     On January 11, 2002, Ozolutions entered into a financial consulting and investment banking agreement with Chapman, Spira & Carson LLC. The purpose of the agreement was to assist Ozolutions with general business and financial consulting and obtain equity and debt financing up to $2 million on terms agreeable to Ozolutions. Ozolutions believes that under the terms of the agreement it was obligated to pay a non-refundable retainer fee of $25,000 and issue 200,000 shares of Ozolutions common stock on the receipt of the initial financing proceeds. In addition, Ozolutions would then become obligated to pay $5,000 per month for consulting and service fees for the subsequent 24 months. Finally, the agreement provides that Ozolutions would pay a commission of 7 1/2 percent on any subsequent financing arrangements and would be obligated to issue an additional 1,000,000 shares of Ozolutions common stock upon completion of the full $2 million financing. As of February 28, 2002, Ozolutions had paid $3,000 of the $25,000 retainer fee in advance. In May 2002, Chapman, Spira & Carson made a claim that $30,000 was then due under the agreement, even though no funds had been raised for Ozolutions. In June 2002, Chapman, Spira & Carson made a demand for arbitration through the American Arbitration Association as provided in the agreement claiming $50,000 in fees, plus nine percent interest, and 200,000 shares of Ozolutions common stock. Management believes the claim is without merit and intends to vigorously defend its position. Due to uncertainties in the arbitration process, management is unable to estimate the potential financial impact of these proceedings.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fiscal quarter ended August 31, 2002.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market and Stockholder Information

     The common stock of Ozolutions trades in the over-the-counter market under the symbol "OZLU." Trading in our common stock commenced in June 2001. The following table sets forth, for the respective periods indicated, the prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Fiscal Quarter Ended               High Bid ($)               Low Bid ($)

August 31, 2001                       3.35                       0.50
November 30, 2001                     2.40                       0.32
February 28, 2002                     1.00                       0.21
May 31, 2002                          0.76                       0.09
August 31, 2002                       0.30                       0.09

     Since its inception, no dividends have been paid on our common stock. Ozolutions intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

     At August 31, 2002, there were approximately 1,895 holders of record of our Common Stock.

Recent Sales of Securities

     Ozolutions entered into a Stock Purchase Agreement on October 1, 2001 with First Chartered Capital Corporation, Inc. Under the agreement, First Chartered is entitled to purchase common stock of Ozolutions for 30 percent of the market value on the date of purchase in reliance on the exclusion from registration under Regulation S promulgated under the Securities Act of 1933. Through August 31, 2002, 12,209,193 restricted common shares were purchased by First Chartered with Ozolutions receiving $1,030,609. The shares were issued in reliance on the safe harbor exclusion from registration set forth in Regulation S adopted under the Securities Act of 1933. The agreement with First Chartered was cancelled in August 2002.

     In January 2002, we acquired the exclusive ELCE distribution rights for Canada and in March 2002 to Costa Rica. We issued to ELCE International 25,000 restricted common shares and granted options to purchase 500,000 common shares at $0.50 per share that expire in February 2004. These securities were issued in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933 or the exclusion from registration under Regulation S. No commission was paid in connection with the transaction.

      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     Ozolutions is an international marketer and distributor of water purification systems using ozone and water activator technology. The markets we are primarily targeting are Mexico; the Caribbean zone, including Panama, Costa Rica, and Jamaica; El Salvador; Ecuador; Peru; and Canada.

Ozone Technology

     Ozolutions purchased the distribution rights to Hankin products from 1421209 Ontario Limited for 8,000,000 shares of Ozolutions common stock, $17,217 cash paid at closing, and an additional $1,000,000 payable in installments. The 8,000,000 shares of common stock were delivered to 1421209 Ontario Limited in November 2000. There was no affiliation between 1421209 Ontario Limited and Ozolutions prior to the purchase of the distribution rights.

     Ozolutions did not make any of the required cash payments related to the $1,000,000.

     In April 2002, the agreement with 1421209 Ontario Limited was cancelled and the obligation of $1,000,000 to 1421209 Ontario Limited was no longer due. Ozolutions wrote-off the net marketing rights of $762,743 and the outstanding obligation of $1,000,000, and recorded an extraordinary gain from the cancellation of the agreement of $237,257. Ozolutions then paid $50,000 directly to Hankin for the same exclusive marketing rights.

     1421209 Ontario Limited had also agreed to lend Ozolutions up to $300,000, at our option, to provide financing for our operations at the time 1421209

Ontario Limited received its first payment of $550,000 from Ozolutions under the purchase agreement for the distribution rights to Hankin products. This agreement was cancelled in April 2002 in conjunction with the cancellation of the marketing rights agreement with 1421209 Ontario Limited.

     We have orders for 25 EntrOzone units, but Hankin has delayed delivery of the water treatment units because of design and development work believed by Hankin to be required by environmental regulatory emphasis on multi-barrier treatment systems. The EntrOzone unit now includes ozone treatment, ultra violet treatment, and a filtration system, which combined offer protection against the widest possible range of contaminants. Delivery of initial production units is now expected in the first quarter of 2003.

     In August 2002, the President of Hankin made a number of technical presentations to public and private water authorities in Costa Rica resulting in several multi million dollar ozone based water treatment proposals currently under consideration. A significant Hankin/Ozolutions proposal is also pending in El Salvador.

Water-activated Technology

     In August 2001, we acquired non-exclusive distribution rights to an activated water system from ELCE International Inc. ("ELCE") for Mexico and the Caribbean Markets including Panama, Costa Rica, Ecuador and Jamaica. No fees were paid for these rights.

     In January 2002, we acquired the exclusive marketing rights to distribute the water-activated products of ELCE in Canada from ELCE. We issued 25,000 restricted common shares and granted options to purchase 500,000 common shares at $0.50 per share that expire in February 2004. In March 2002, we obtained exclusive marketing rights for Costa Rica from ELCE. We were not required to pay monetary consideration for this agreement. We are required to purchase a minimum of 75 ELCE units in Canada and 30 ELCE units in Costa Rica per quarter for this exclusivity. We have met these minimum purchase requirements through August 31, 2002.

     We have successfully conducted ELCE shrimp larvae and algae tests in Panama. In Peru, we will be installing ELCE units in ships and factories that service the fishmeal industry. Once further tests have been successfully completed, we believe shrimp and fishmeal operations in Panama and Peru represent major sales opportunities. We will also be installing, through our Peruvian agent, ELCE units in medical clinics, hospitals and various agricultural sites.

     Through our Canadian West Coast agent ELCE units are being installed for use in connection with certain fish industry operations. Tree seedlings being grown for reforestation projects will soon be evaluated to determine if activated water can produce larger and healthier seedlings in a shorter period of time.

     In Ontario, ELCE units are being installed in a large boiler in a recreation facility, boilers and cooling towers in hospitals and in dental offices.

     We recorded our first sale of ELCE products in April 2002. During 2002, sales of ELCE products amounted to $135,000 with a related gross profit of $37,000. Ozolutions is no longer considered a development stage company.

Business Consulting Agreements

     In March 2002, Ozolutions entered into a strategic business consulting and marketing services agreement with Monique Del Medico in Canada. The purpose of the agreement is to assist Ozolutions with marketing, distribution, and product promotion strategies with industrial, commercial, and institutional customers. The agreement is for nine months, commencing on April 1, 2002. In May 2002, Ozolutions issued 700,000 shares of its common stock to Ms. Del Medico as compensation for her services valued at $90,000. The shares were registered under the Securities Act of 1933 under Form S-8.

     In July 2002, Ozolutions entered into a strategic business consulting and marketing services agreement with Adriana Quiras Solis in the United States. The purpose of the agreement is to assist Ozolutions with marketing, distribution, and product promotion strategies with industrial, commercial, and institutional customers. The agreement is for six months, commencing July 15, 2002. In July 2002, Ozolutions issued 600,000 shares of its common stock to Mr. Solis as compensation for his services valued at $60,000. The shares were registered under the Securities Act of 1933 under Form S-8.

Proposed Acquisition

     On May 22, 2002, Ozolutions signed a letter of intent to acquire the assets of Electrical Systems Engineering ("ESE") and 100% of the outstanding common and preferred shares of Specdex Inc. As proposed, Ozolutions will pay approximately $1,500,000 in cash to acquire the assets of ESE and, following acquisition of the ESE assets, Ozolutions will issue 4,536,500 restricted common shares to acquire all outstanding common and preferred shares of Specdex Inc. Specdex Inc. will become a wholly owned subsidiary of Ozolutions, with Specdex Inc. fully responsible for managing the ESE division. If the Specdex Inc. acquisition is not completed, the ESE acquisition will revert to Specdex Inc. Upon completion of the Specdex Inc. acquisition, Patent #P190-1 APP 3-60/307,896 (Business Process Modeling of Wholesale Procurement), whose rights are held by William A. Hurley, will be assigned to Specdex Inc. and subsequently assigned to Ozolutions Inc. upon completion of certain compensation to William A. Hurley by Specdex Inc. covered by an existing agreement. Completion of these transactions is subject to a number of contingencies, including, completion of due diligence review of the parties involved, negotiation of definitive agreements between the parties, and arranging for the financing required to pay the consideration for the companies and assets to be acquired. Ozolutions has not obtained any commitments to provide the financing necessary for the acquisition. Should we be unable to obtain the required financing, we may be forced to abandon the letter of intent and the proposed acquisition.

Results of Operations for the Years ended August 31, 2002 and 2001.

     For the year ended August 31, 2002, Ozolutions recorded revenues in the amount of $135,000 for the sale of ELCE products. This represented the first sales for Ozolutions. Cost of goods sold for the year ended August 31, 2002 was $98,000 related to the sale of ELCE products.

     Expenses for the year ended August 31, 2002 increased $118,000 to $660,000 from $542,000 for the year ended August 31, 2001. This increase was mainly due to an increase in consulting fees of $70,000 attributable to consulting agreements we implemented to promote product sales. In addition, general and administrative expenses increased $61,000 due to an increase in accounting and legal fees of $17,000 related to regulatory filings with the Securities and Exchange Commission, travel expenses increased $32,000 due to increased sales trips to market our products, and telephone expense increased $8,000.

     The net loss from continuing operations for the year ended August 31, 2002 increased by $82,000 to $624,000 from $542,000 for the year ended August 31, 2001 due to the factors discussed above.

     During the year ended August 31, 2002, an extraordinary gain of $237,000 was recorded related to the cancellation of the marketing rights agreement as discussed above.

     The net loss for the year ended August 31, 2002 decreased $156,000 to $386,000 from $542,000 for the year ended August 31, 2001 due to the factors discussed above.

Liquidity and Capital Resources

     During 2002, we raised capital privately to meet our working capital requirements. We entered into a Stock Purchase Agreement with First Chartered Capital Corporation Inc. ("First Chartered") on October 1, 2001. First Chartered purchased stock of Ozolutions for 30% of the market value on the date of purchase. Through August 31, 2002, 12,209,193 restricted common shares were purchased by First Chartered with Ozolutions receiving $1,030,609. Ozolutions cancelled this agreement in August 2002.

     Under distribution agreements with Hankin, product will be shipped by Hankin against purchase orders we place either directly to the end user or dealers. Accordingly, we do not require any significant amount of capital for Hankin inventory or facilities required to maintain and distribute inventory.

     We plan to keep ELCE purchases to a minimum and do not anticipate holding large amounts of ELCE product inventory at any one time. We have arranged for a warehouse facility to store the ELCE inventory at $325 per month.

     As discussed above under the caption "Item 3. Legal Proceedings," Ozolutions is a party to two disputes. Management cannot predict at this time whether Ozolutions will incur any liability as a result of an adverse determination or ruling in these disputes. Should Ozolutions incur a substantial liability as a result of these disputes, it is likely Ozolutions' working capital would be adversely affected, which could cause Ozolutions to seek outside financing to improve its working capital position. We cannot predict whether financing would be available on acceptable terms should these circumstances arise.

     Ozolutions believes its general, selling and administrative expenses during fiscal year 2003 will be approximately $250,000, of which $150,000 will be used for marketing and sales expenses including:

     * production of printed sales and marketing materials;

     * advertising, promotion and trade show participation;

     * travel expenses associated with advancing current and proposed projects in Mexico and the Caribbean Zone; and

     * travel expenses associated with establishing an Ontario dealer network.

     The remaining $100,000 is the estimated cost of clerical and management staff and facilities required to operate over the next year.

     Currently Ozolutions has approximately $220,000 in cash and $138,000 in receivables. Management believes that these resources, together with funds generated internally from product sales, will be sufficient to fund operations through fiscal year 2003. Nevertheless, we expect to pursue financing opportunities that might arise during the year in order to make additional capital available for expanding our business.

Application of Critical Accounting Policies

     Ozolution's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for Ozolutions include revenue recognition, impairment of marketing rights and accounting for legal contingencies.

     Ozolutions recognizes revenue in accordance with Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements." Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

     Ozolutions evaluates its long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Ozolutions evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

     Ozolutions is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. Ozolutions evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact Ozolutions financial position or its results of operations.

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

                          ITEM 7. FINANCIAL STATEMENTS

     The financial statements of Ozolutions appear at the end of this report beginning with the Index to Financial Statements on page 25.

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

Name                       Age  Positions                               Since

Max Weissengruber          64   President and Director                April 2000

James A. Clemenger         46   Secretary, Treasurer and Director     April 2000

Douglas R. Robertson       64   Director                              July 2001

     All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors. We have an audit committee and do not expect to form any other board committees until our operations increase. The following is information on the business experience of each director and officer.

     Max Weissengruber has served as an executive officer of Ozolutions since April 2000. He was previously a Managing Partner and sole owner of Acris Partners of Toronto, Ontario from May 1993 to March 2000. Acris Partners was a marketing and communications consulting firm engaged in the business of conducting employee surveys and developing marketing communications materials and customized training packages.

     James A. Clemenger has been employed as an executive officer by Ozolutions since April 2000. Since May 2000, Mr. Clemenger has been self-employed as a business consultant. From November 1999 to April 2000, Mr. Clemenger was employed as a Sales Manager for Dynamex of Toronto, Ontario, where he was responsible for marketing sales programs for Postal Promotions, a specialized high priority courier service based in Toronto. From May 1997 to October 1999, he provided consulting services to MacLeod Trading Inc. on Latin America trading opportunities and development of product distribution strategies.

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

                         ITEM 10. EXECUTIVE COMPENSATION

Annual Compensation

     The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Ozolutions for the prior fiscal years ended August 31, 2002, 2001, and 2000, of those persons who were either the chief executive officer during the last completed fiscal year or one of the other four most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded US$100,000.

                                              Annual Compensation
Name and Principal Position         Year           Salary ($)
--------------------------------    ----      -------------------
Max Weissengruber, President (1)    2002            44,000
                                    2001            36,000
                                    2000             6,000

     Since July 1, 2000, Max Weissengruber has devoted substantially all of his time to getting the business of Ozolutions started. Beginning in November 2001, consulting fees were paid to Mr. Weissengruber in the amount of $3,000 per month. This amount was increased to $4,000 per month in January 2002. Prior to such time, Mr. Weissengruber was not receiving any cash payments and contributed his services in the amount of $6,000, $36,000, and $6,000 in fiscal years 2000, 2001 and 2002, respectively. James A. Clemenger has not devoted any material amount of time to the business of Ozolutions, and we do not expect his time commitment to us will change until our business develops and we begin recognizing significant revenue from product sales. Officers and directors are reimbursed for travel expenses incurred in connection with Ozolutions' business.

Stock Options

     The following table sets forth certain information with respect to grants of stock options during the fiscal year ended August 31, 2002, to the Named Executive Officers.

                            Number of     % of Total
                            Securities    Options/SARs
                            Underlying    Granted to     Exercise or
Name and Principal           Options      Employees in   Base Price  Expiration
    Position                 Granted      Fiscal Year      ($/Sh)       Date
------------------          ----------    ------------   ----------- ----------
Max Weissengruber            300,000          80           $0.40       2/18/04
  President


     James A. Clemenger, an officer and director, also received an option to purchase 75,000 shares at an exercise price of $0.40 per share that expires in February 2004. An option to purchase 50,000 shares at an exercise price of $0.40 per share that expires in February 2004 was also granted to Douglas Robertson, a director.

     The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers. No outstanding options held by the Named Executive Officers were exercised in the fiscal year ended August 31, 2002.

                              Number of Securities      Value of Unexercised
                             Underlying Unexercised     In-the-Money Options
                                     Options           At Fiscal Year End ($)
                              at Fiscal YearEnd (#)              (1)
                                  Exercisable/              Exercisable/
Name and Principal Position       Unexercisable             Unexercisable
---------------------------  ----------------------    ----------------------
Max Weissengruber                  475,000/ -0-               -0-/ -0-
President
Executive Officer


(1) This value is determined on the basis of the difference between the fair market value of the securities underlying the options and the exercise price at August 31, 2002. The fair market value of Ozolutions' common stock at August 31, 2002, is determined by the average of the closing bid and asked prices on that date, which was $0.175 per share.

           ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

     The following table sets forth as of November 12, 2002, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Ozolutions, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of Ozolutions, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                      Amount and Nature of Beneficial Ownership

                                             Common              Percent
Name and Address                             Shares              of Class

1421209 Ontario Limited (1)                6,000,000               20.3
Carl Lavoie
134 Melrose Avenue
Toronto, Ontario CN M5M 1Y7

Max Weissengruber (2)(3)                    475,000                1.6
30 Denver Crescent, Suite 200
Toronto, Ontario, CN M2J 1G8

James A. Clemenger (2)(3)                   175,000                0.6
53 Duggan Avenue
Toronto, Ontario, CN M4V 1Y1

Douglas R. Robertson (2)(3)                  50,000                0.2
52189 Castlestone Court
Mississauga, Ontario CN L5B 1X9

All Executive officers and                  700,000                2.3
  Directors as a Group (3 persons)
--------------------------------

(1) Carl Lavoie is the sole owner of 1421209 Ontario Limited. Accordingly, Mr. Lavoie may be deemed to have voting and investment control over the 6,000,000 shares of common stock held of record by 1421209 Ontario Limited. From 1991 to the present, Mr. Lavoie has served as a Director of Financial Services with CB Richard Ellis Limited of Toronto, Ontario, where he has provided commercial mortgage and real estate transaction development and consulting services.

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

           ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 2000, Ozolutions acquired the marketing rights to Hankin products from 1421209 Ontario Limited for 8,000,000 shares of Ozolutions common stock, $17,217 cash paid at closing, and an additional $1,000,000 payable in installments. Ozolutions was originally required to make a payment of $550,000 to 1421209 Ontario Limited no later than November 21, 2000. In November 2000, Ozolutions was granted an extension to June 30, 2001 in order to provide Ozolutions additional time to commence operations and raise capital. Additional payments of $250,000 and $200,000 were due no later than August 31, 2001 and September 30, 2001, respectively. Ozolutions did not make any of these required payments. In April 2002, the agreement with 1421209 Ontario Limited was cancelled and, in the view of Ozolutions, the obligation of $1,000,000 is no longer due. We wrote off the net marketing rights of $762,743 and the outstanding obligation of $1,000,000 and recorded an extraordinary gain from the cancellation of the agreement of $237,257. There was no affiliation between 1421209 Ontario Limited and Ozolutions prior to the purchase of the marketing rights.

     Ozolutions uses approximately 400 square feet of office space provided by Max Weissengruber, one of its officers and directors, at no charge. Ozolutions is of the opinion that the value of the space provided is not material to Ozolutions or its financial condition.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits: Copies of the following documents are included as exhibits to this report.

  SEC Ref. No.   Title of Document                                   Location

      3.1        Certificate of Incorporation, as amended October       *
                   22, 1999 and April 12, 2000

      3.2        By-Laws                                                *

      10.1       Distribution Agreement with ELCE International         **
                   Dated August 18, 2001

      10.2       Distribution Agreement with ELCE International    This filing
                   Dated January 15, 2002

      10.3       Distribution Agreement with ELCE International    This filing
                   Dated March 1, 2002

      10.4       Consulting Agreement with Monique Del Medico      This filing
                   Dated March 28, 2002

      10.5       Consulting Agreement with Adriana Quiras Solis    This Filing
                   Dated July 15, 2002

      10.6       Form of Option Agreement issued to Directors           **

* These exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, as amended by Amendment No.'s 1, 2, 3, 4, and 5 thereto, filed with the Securities and Exchange Commission.

** These exhibits are incorporated herein by this reference to the Annual Report on Form 10-KSB of Ozolutions for the year ended August 31, 2001, filed with the Securities and Exchange Commission.

Form 8-K Filings: No reports on Form 8-K were filed during the fiscal quarter ended August 31, 2002.

                        ITEM 14. CONTROLS AND PROCEDURES

     With the participation of management, Ozolutions' chief executive officer and chief financial officer evaluated its disclosure controls and procedures on August 31, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Ozolutions' filing of its annual report on Form 10-KSB for the year ended August 31, 2002.

     Subsequent to August 31, 2002, through the date of this filing of Form 10-KSB for the year ended August 31, 2002, there have been no significant changes in Ozolutions' internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Ozolutions Inc.


Date: November 27, 2002             By: /s/ Max Weissengruber, Chief Executive
                                        Officer


Date: November 27, 2002             By: /s/ James A. Clemenger, Chief Financial
                                        and Accounting Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: November 27, 2002            /s/ Max Weissengruber, Director


Dated: November 27, 2002            /s/ James A. Clemenger, Director


Dated: November 27, 2002            /s/ Douglas R. Robertson, Director

   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Annual Report of Ozolutions Inc. (the "Company") on Form 10-KSB for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Max Weissengruber, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 27, 2002             By: /s/ Max Weissengruber, Chief Executive
                                        Officer


     In connection with the Annual Report of Ozolutions Inc. (the "Company") on Form 10-KSB for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James A. Clemenger, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 27, 2002             By: /s/ James A. Clemenger, Chief Financial
                                        Officer

                                  CERTIFICATION

I, Max Weissengruber, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ozolutions Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 27, 2002                 /s/ Max Weissengruber, Chief Executive
                                        Officer

                                  CERTIFICATION

I, James A. Clemenger, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ozolutions Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 27, 2002               /s/ James A. Clemenger, Chief Financial
                                      Officer

                                 OZOLUTIONS INC.

                              Financial Statements

                                 August 31, 2002

                                      INDEX

                                                                          Page

Independent Auditors' Report                                               26

Balance Sheets at August 31, 2002 and 2001                                 27

Statements of Changes in Stockholders' Equity                              28
  (Deficit) for the Two Years Ended August 31, 2002

Statements of Operations for the Two Years                                 29
  Ended August 31, 2002

Statements of Cash Flows for the Two Years                                 30
  Ended August 31, 2002

Notes to Financial Statements                                              32

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Stockholders
Ozolutions Inc.
Toronto, Ontario Canada


     We have audited the accompanying balance sheets of Ozolutions Inc. (A Delaware Corporation) as of August 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ozolutions Inc. (A Delaware Corporation) as of August 31, 2002 and 2001, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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





/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
  October 18, 2002

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


BALANCE SHEETS
--------------------------------------------------------------------------------
                                                               (U.S. Dollars)

August 31,                                                    2002        2001
--------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                               $   223,157  $       --
Accounts Receivable                                         137,543          --
Inventory                                                   167,370          --
Prepaid Expenses                                             98,500          --
--------------------------------------------------------------------------------

Total Current Assets                                        626,570          --

Other Assets
Marketing Rights, Net of Accumulated Amortization           200,815     841,485
Deposits                                                     32,532      56,292
--------------------------------------------------------------------------------

Total Assets                                            $   859,917  $  897,777
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                                        $     7,117  $   40,711
Deferred Revenue                                                 --      34,000
Due to 1421209 Ontario Limited - Due Within One Year             --   1,000,000
Due to Director                                              14,956      72,317
Due to Stockholders                                           4,811     123,848
--------------------------------------------------------------------------------

Total Liabilities                                            26,884   1,270,876
--------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common Stock:  $.001 Par; 50,000,000 Shares Authorized;
               33,333,326 and 19,799,133 Issued and
               Outstanding, respectively.                    33,333      19,799

Additional Paid-In Capital                                1,817,516     238,496
Accumulated Deficit                                      (1,017,816)   (631,394)
--------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                        833,033    (373,099)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)    $   859,917  $  897,777
================================================================================

   The accompanying notes are an integral part of this financial statement.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------
                                                                              (U.S. Dollars)
                                                                                                                Total
                                                                              Additional                     Stockholders'
                                                    Number        Common       Paid-In      Accumulated         Equity
                                                   of Shares      Stock        Capital        Deficit          (Deficit)
--------------------------------------------------------------------------------------------------------------------------
Balance - August 31, 2000                         18,999,133     $ 18,999     $  33,217      $ (88,975)        $ (36,759)

Consulting Services Contributed by
  Officers/Directors/Consultants                          --           --        42,000             --            42,000

Shares Issued to Advisors in Exchange for
  Services                                           800,000          800       127,200             --           128,000

Stock Options Granted - Compensation for
  Services Rendered                                       --           --        20,429             --            20,429

Capital Contribution - Interest Expense                   --           --        15,650             --            15,650

Net Loss                                                  --           --            --       (542,419)         (542,419)
--------------------------------------------------------------------------------------------------------------------------

Balance - August 31, 2001                         19,799,133     $ 19,799     $ 238,496      $(631,394)       $ (373,099)

Shares Issued and Stock Options Granted as
Consideration for Acquisition of Marketing Rights     25,000           25       237,975             --           238,000

Consulting Services Contributed by
  Officers/Directors/Consultants                          --           --         6,000             --             6,000

Consulting Services Paid by Shareholders
  on Behalf of the Corporation                            --           --       135,000             --           135,000

Shares Issued to Consultants in Exchange for
  Services                                         1,300,000        1,300       148,700             --           150,000

Shares Issued under Stock Purchase Agreement      12,209,193       12,209     1,018,400             --         1,030,609

Cash Contribution of Capital                              --           --        13,217             --            13,217

Stock Options Granted - Compensation for
  Services Rendered                                       --           --        11,750             --            11,750

Capital Contribution - Interest Expense                   --           --         7,978             --             7,978

Net Loss                                                  --           --            --       (386,422)         (386,422)
--------------------------------------------------------------------------------------------------------------------------

Balance - August 31, 2002                         33,333,326     $ 33,333    $1,817,516    $(1,017,816)       $  833,033
==========================================================================================================================

   The accompanying notes are an integral part of this financial statement.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                                  (U.S. Dollars)

Years Ended August 31,                                      2002         2001
--------------------------------------------------------------------------------

Revenues, Net                                          $   134,885    $      --

Cost of Goods Sold                                          98,234           --
--------------------------------------------------------------------------------

Gross Profit                                                36,651           --
--------------------------------------------------------------------------------

Expenses
Consulting Fees                                            330,397      260,000
Marketing, Including Amortization of Marketing Rights      171,260      177,249
General and Administrative                                 150,695       89,520
Interest Expense                                             7,978       15,650
--------------------------------------------------------------------------------

Total Expenses                                             660,330      542,419
--------------------------------------------------------------------------------

Loss Before Provision for Taxes                           (623,679)    (542,419)

Provision for Taxes                                             --           --
--------------------------------------------------------------------------------

Loss from Continuing Operations                           (623,679)    (542,419)

Extraordinary Items
Gain from Cancellation of Marketing Rights
  Agreement, Net of Income Taxes of $-0-                   237,257           --
--------------------------------------------------------------------------------

Net Loss                                               $  (386,422)   $(542,419)
================================================================================

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                       23,563,332   19,192,010

Income (Loss) per Common Share - Basic and Diluted
     Loss from Continuing Operations                   $     (0.03)    $  (0.03)
     Extraordinary Items                                      0.01         0.00
--------------------------------------------------------------------------------

Net Loss                                               $     (0.02)    $  (0.03)
================================================================================

   The accompanying notes are an integral part of this financial statement.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                              (U.S. Dollars)

Years Ended August 31,                                       2002        2001
--------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Loss                                                $  (386,422)  $(542,419)

Non-Cash Adjustments:
Amortization of Marketing Rights                            115,927     157,484
Contributed Services                                          6,000      42,000
Shares Issued to Advisors and Consultants                   150,000     128,000
Shares Issued for Compensation                               11,750      20,429
Interest on Director/ Stockholder Loans                       7,978      15,650
Consulting Services Paid by Shareholders                    135,000          --
Gain from Cancellation of Marketing Rights Agreement       (237,257)         --

Changes in Assets and Liabilities:
Accounts Receivable                                        (137,543)         --
Inventory                                                  (167,370)         --
Prepaid Expenses                                            (98,500)         --
Deposits                                                     23,760     (56,292)
Accounts Payable                                            (33,594)     33,866
Deferred Revenue                                            (34,000)     34,000
--------------------------------------------------------------------------------

Net Cash Flows
   from Operating Activities                               (644,271)   (167,282)
--------------------------------------------------------------------------------

Cash Flows from Investing Activities

Cash Flows from Financing Activities
(Repayments to) Advances from Director                      (57,361)     72,317
(Repayments to) Advances from Stockholders                 (119,037)     94,965
Contribution by Stockholder                                  13,217          --
Proceeds from Stock Purchase Agreement                    1,030,609          --
--------------------------------------------------------------------------------

Net Cash Flows from Financing Activities                    867,428     167,282
--------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                   223,157          --

Cash and Cash Equivalents - Beginning of Year                    --          --
--------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Year                  $  223,157   $      --
================================================================================

                                                                   - continued -

   The accompanying notes are an integral part of this financial statement.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


STATEMENTS OF CASH FLOWS - continued
--------------------------------------------------------------------------------
                                                                  (U.S. Dollars)

Years Ended August 31,                                      2002           2001
--------------------------------------------------------------------------------

Supplemental Disclosures
--------------------------------------------------------------------------------

Interest Paid                                            $       --       $  --
Income Taxes Paid                                        $       --       $  --
--------------------------------------------------------------------------------

Non-Cash Investing and Financing Activities
--------------------------------------------------------------------------------

Acquisition of Marketing Rights                             238,000       $  --
Purchase Price Paid via Issuance of Common Stock                (25)         --
Purchase Price Paid via Granting of Stock Options          (237,975)         --
--------------------------------------------------------------------------------

Total Cash Paid for Marketing Rights                     $       --       $  --
--------------------------------------------------------------------------------

Write-Off of Marketing Rights,
  Net of Accumulated Amortization                        $ (762,743)      $  --
Cancellation of Obligation to 1421209 Ontario Limited     1,000,000          --
--------------------------------------------------------------------------------

Gain from Cancellation of Marketing Rights Agreement     $  237,257       $  --
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of this financial statement.

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note A -  The Company

          The Company was incorporated under the laws of the State of Delaware on January 10, 1996 as Unipak Process, Inc. The name of the Company was changed to Rico Resources 1999, Inc. on October 22, 1999. On April 12, 2000, the Board of Directors filed a Certificate of Amendment with the Secretary of the State of Delaware changing the name to Ozolutions Inc. On April 12, 2000, the Board of Directors amended the articles of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares of $.001 par value common stock. The Company's principal office is located in Toronto, Ontario Canada.

          Scope of Business
          The Company is an international marketer and distributor of water purification systems using ozone and water activator technology. The markets the Company targets are Mexico; the Caribbean zone, including Panama, Costa Rica, and Jamaica; Ecuador; Peru and Canada.

Note B -  Summary of Significant Accounting Policies
          Method of Accounting
          The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

          Cash and Cash Equivalents
          Cash and cash  equivalents  include  time  deposits,  certificates  of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

          Inventory
          Inventory consists of merchandise held for resale and is stated at the lower of cost or market using the first-in, first-out method.

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

          Loss Per Common Share
          Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.


                                                                   - continued -
                                       32

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

          Marketing Rights
          For 2001, marketing rights represent the exclusive rights to distribute the products of "Hankin Ozone Systems, LTD" acquired from 1421209 Ontario Limited. For 2002, marketing rights represent the exclusive rights to distribute the products of "ELCE International Inc." acquired from ELCE International Inc. Contracts are recorded at cost and are amortized over their useful lives.

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

          The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets for the years ended August 31, 2002 or 2001.

Note C -  Marketing Rights

          The Company purchased the exclusive marketing rights to distribute the products of "Hankin Ozone Systems, LTD" in Canada, the Caribbean, and Mexico from 1421209 Ontario Limited. The acquisition occurred on June 21, 2000 in which Ozolutions Inc. received the rights to begin distributing the products of Hankin Ozone Systems, LTD and became obligated to 1421209 Ontario Limited for the purchase price described below.

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

          The sum of $550,000 was payable on or before the 90th day following the qualification for trading of Ozolutions Inc. common shares on a recognized United States Securities Exchange, but in no case later than June 30, 2001, and the delivery of 8,000,000 common shares of stock were payable on or before the 30th day following the qualification for trading of the Ozolutions Inc. common shares on a recognized United States Securities Exchange, but in no case later than April 30, 2001. The sum of $250,000 was payable on or before the 150th day following the qualification for trading of the Ozolutions Inc. common shares on a recognized United States Securities Exchange, but in no case later than August 31, 2001. The remainder of the purchase price of $200,000 was payable on or before the 180th day following the qualification for trading of the Ozolutions Inc. common shares on a recognized United States Securities Exchange, but in no case later than September 30, 2001.

          In November 2000, the 8,000,000 shares of common stock were delivered to 1421209 Ontario Limited.

          In April 2002, the agreement with 1421209 Ontario Limited was cancelled and the obligation of $1,000,000 to 1421209 Ontario Limited was no longer due. The Company wrote-off the net marketing rights of $762,743 and the outstanding obligation of $1,000,000, and recorded an extraordinary gain from the cancellation of the agreement of $237,257. The Company paid $50,000 directly to Hankin Ozone Systems, LTD for the same marketing rights. The Company recorded the $50,000 payment to Hankin Ozone Systems, LTD as an expense during the year ended August 31, 2002.

          The aggregate purchase price for the marketing rights had been allocated to the three territories based upon the estimated net revenue of each of the territories.

                                                                   - continued -

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note C -  Marketing Rights - continued

          Contracts for the Canada and Caribbean territories were being amortized over the remainder of their useful lives of nine years which represented the contractual terms of three years plus two automatic renewal extensions of three years each. The contract for the Mexico territory was being amortized over the remainder of its initial contract term of three years. Renewal provisions of two three year terms in the Mexico contract were not included in the amortization period since the renewal was contingent upon the company achieving approximately $666,000 of sales during each term of the contract, which was uncertain as of the date of the financial statements.

          The remaining contractual lives at the date of acquisition (June 21, 2000) upon which amortization expense was being charged to operations was as follows:

                  Canada Territory                            102 Months
                  Caribbean Territory                         105 Months
                  Mexico Territory                             33 Months

          ELCE International Inc.
          The Company purchased the exclusive marketing rights to distribute the water activator products of "ELCE International Inc." ("ELCE") in Canada from ELCE International Inc. The acquisition occurred on January 15, 2002 in which Ozolutions Inc. received the rights to begin distributing the products of ELCE International Inc. For the rights received, the Company issued 25,000 restricted shares of Ozolutions Inc. common stock and granted options to purchase 500,000 common shares at $0.50 per share. The options have a one-year term.

          The agreement is for one-year with an automatic renewal for three additional years if all terms of the agreement are fulfilled. Such terms require the purchase of a minimum of 75 units every three months for the first year with a 30% increase in the minimum purchase commitment amount each year. In addition, the Company must hire a technician, appointed by ELCE, for one year for training Company personnel. Monthly salary, lodging, and incidental expenses of the technician are the responsibility of the Company. The Company is in compliance with all terms of the agreement as of August 31, 2002.

          The Company acquired the exclusive marketing rights to distribute the water activator products of "ELCE International Inc." in Costa Rica from ELCE International Inc. The acquisition occurred on March 1, 2002 in which Ozolutions Inc. received the rights to begin distributing the products of ELCE International Inc. The Company was not required to pay anything for this agreement.

          The agreement is for a one-year term with an automatic renewal for three additional years if all terms of the agreement are fulfilled. Such terms require the purchase of a minimum of ten units every month for the first year with a 30% increase in the minimum purchase commitment amount each year. The Company is in compliance with all terms of the agreement as of August 31, 2002. The contract for the Canada territory is being amortized over the useful life of four years which represents the contractual term of one year plus three automatic renewal extensions of one year each.

                                                                   - continued -

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note C -  Marketing Rights - continued

          Marketing rights consisted of the following:

          ----------------------------------------------------------------------
          August 31,                                        2002         2001
          ----------------------------------------------------------------------

          Hankin Ozone Systems, LTD
          Canada Territory                               $      --   $  798,644
          Mexico Territory                                      --      150,912
          Caribbean Territory                                   --       75,661

          ELCE International Inc.
          Canada Territory                                 238,000           --
          Costa Rica Territory                                  --           --
          ----------------------------------------------------------------------

          Total Marketing Contracts                      $ 238,000   $1,025,217
          Less:  Accumulated Amortization                   37,185      183,732
          ----------------------------------------------------------------------

          Net Marketing Contracts                        $ 200,815   $  841,485
        ------------------------------------------------------------------------

          Amortization expense amounted to $115,927 and $157,484 for the periods ended August 31, 2002 and 2001, respectively.

Note D -  Stockholders' Equity
          Initial Capitalization
          The Company had most of its organizational costs paid by the shareholders. The shareholders paid $10,999 for these services for which they received 10,999,133 shares of the Company's common stock. The value assigned to the shares was $.001 per share. In addition, certain shareholders made a cash contribution of $27,217 which was used as the down payment on the purchase of the marketing rights and territory fees. The cash contributions have been recorded as additional paid-in capital in the accompanying financial statements.

          Stock Purchase Agreement
          The Company entered into a Stock Purchase Agreement on October 1, 2001 with First Chartered Capital Corporation, Inc. ("First Chartered"). First Chartered purchased stock of the Company for 30% of the market value on the date of purchase. Through August 31, 2002, 12,209,193 restricted common shares had been purchased by First Chartered with the Company receiving $1,030,609. The Company cancelled this agreement in August 2002.

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note E -  Consulting and Advisory Agreements
          The Company entered into a consulting agreement on May 5, 2000, which consisted of the development of sales, marketing and application of technology for the use of ozone related technologies. The agreement was for a term of one year commencing September 1, 2000 with an annual fee of $12,000. The agreement was cancelled on February 28, 2001.

          The Company signed a consulting agreement on July 1, 2000. The consulting services consisted of managerial services, advising on production, distribution, sales and promotion, labor negotiations, contract negotiations, financial services, and such other consulting services as the Company and consultant agreed upon. The agreement was in effect September 1, 2000 through August 31, 2003 with an annual fee of $90,000. The agreement was cancelled on August 31, 2001.

          On June 5, 2001, the Company entered into advisory agreements with the firms of David Michael LLC and Feng Shui Consulting, Inc. The purpose of the advisory agreements was to assist the Company in effecting the purchase of businesses and assets relative to its business and growth strategy, acquisition of other operations or businesses, general business and financial consulting, and the introduction of the Company to public relations firms and consultants and others that may assist the Company in its plans. For the services described in their respective agreements, the advisors would each be issued restricted shares of Ozolutions Inc. common stock on the following schedule: June 5, 2001 - 400,000 shares; September 5, 2001 - 200,000 shares; December
          5,  2001 -  200,000  shares;  March  5,  2002 -  150,000  shares.  The agreements were subsequently cancelled on February 19, 2002. On June 5, 2001, 400,000 shares were issued to each of the firms. The Company charged operations in 2001 in the amount of $128,000 for the fair value of the services rendered. A fair value of the common stock awarded could not be determined at the date of the award as the stock had not begun trading. No additional shares will be issued.

          In June 2002, David Michael LLC and Feng Shui Consulting, Inc. filed a suit against the Company for breach of contract for failure to issue additional shares of common stock under the agreements. The Company filed a counter claim and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction. Management believes the suit is without merit and intends to vigorously defend its position. Management does not believe the range of loss, if any, cannot be reasonably estimated at this time. Accordingly, no provision for possible loss has been made in these financial statements.

          On December 20, 2001, the Company entered into an advisory agreement with inaVest, Inc. The purpose of the agreement was to assist the Company with public relations, communications, and provide general advisory and consulting services. The agreement was for three months with an automatic renewal for an additional three months, unless the Company cancelled the agreement during the original three-month term. In exchange for these services, shareholders of the Company transferred ownership of 550,000 shares of Ozolutions Inc. common stock as payment, in lieu of issuing new shares. The Company has charged operations and additional paid-in capital for $135,000 for the fair value of services rendered. In May 2002, the agreement was mutually cancelled by the Company and inaVest, Inc.

                                                                   - continued -

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note E -  Consulting and Advisory Agreements - continued

          On January 11, 2002, the Company entered into a financial consulting and investment banking agreement with Chapman, Spira & Carson LLC. The purpose of the agreement was to assist the Company with general business and financial consulting and obtain equity and debt financing up to $2 million on terms agreeable to the Company. Upon the receipt of the initial financing proceeds, the Company would pay a non-refundable retainer fee of $25,000 and would issue 200,000 restricted shares of Ozolutions Inc. common stock. In addition, the Company would then begin to pay $5,000 per month for consulting and service fees for the subsequent 24 months. The Company would pay a commission of 7 1/2% on any subsequent financing arrangements and was obligated to issue an additional 1,000,000 shares of Ozolutions Inc. common stock upon completion of the full $2 million financing. As of August 31, 2002, the Company had paid $3,000 of the $25,000 retainer fee in advance. In June 2002, Chapman, Spira & Carson LLC cancelled this agreement.

          In June 2002, Chapman, Spira & Carson LLC made a demand for arbitration through the American Arbitration Association as provided in the agreement claiming $50,000 in fees, plus nine percent interest, and 200,000 shares of the Company's common stock. Management believes the suit is without merit and intends to vigorously defend its position. Due to uncertainties in the arbitration process, management is unable to estimate the potential financial impact of these proceedings. Accordingly, no provision for possible loss has been made in these financial statements.

          On March 28, 2002, the Company entered into a strategic business consulting and marketing services agreement with Monique Del Medico in Canada. The purpose of the agreement is to assist the Company with marketing, distribution, and product promotion strategies with industrial, commercial, and institutional customers in Canada. The agreement is for nine months, commencing April 1, 2002 and terminating December 31, 2002. In exchange for these services, the Company issued 700,000 shares of Ozolutions Inc. common stock. During 2002, the Company charged operations for $50,000 for the fair value of services rendered, recorded $40,000 as a prepaid for the fair value of future services, and charged common stock and additional paid-in capital for $700 and $89,300, respectively.

          On July 17, 2002, the Company entered into a strategic business consulting and marketing services agreement with Adriana Quiras Solis. The purpose of the agreement is to assist the Company with marketing, distribution and product promotion strategies with industrial, commercial and institutional customers in the United States. The agreement is for six months, commencing July 15, 2002 and terminating January 1, 2003. In exchange for these services, the Company issued 600,000 shares of Ozolutions Inc. common stock. During 2002, the Company charged operations for $20,000 for the fair value of services rendered, recorded $40,000 as a prepaid for the fair value of future services, and charged common stock and additional paid-in capital for $600 and $59,400, respectively.

Note F -  Related Party Transactions
          Certain disbursements of Ozolutions Inc. have been paid by a director of the Company, therefore a Due to Director account has been set up. The balance at August 31, 2002 and 2001 is $14,956 and $72,317, respectively. The amount due is non-interest bearing and contains no formal repayment terms. The Company has imputed interest at the prime rate plus 1% and charged operations with an offsetting credit to additional paid-in capital.

                                                                   - continued -

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note F -  Related Party Transactions - continued

          Certain disbursements of Ozolutions Inc. have been paid by certain stockholders, therefore a Due to Stockholders account has been set up. The balance at August 31, 2002 and 2001 is $4,811 and $123,848, respectively. The amount due is non-interest bearing and contains no formal repayment terms. The Company has imputed interest at the prime rate plus 1% and charged operations with an offsetting credit to additional paid-in capital.

          The Company signed a loan agreement on June 21, 2000 with 1421209 Ontario Limited (A Related Party) for $300,000. The proceeds would be made available to the Company at its option for use as working capital during the start up phase of the operation. The proceeds would become available to the Company upon 1421209 Ontario Limited receiving the first installment of $550,000 of the purchase price of the marketing rights. No amounts were outstanding under this agreement as of August 31, 2002 or 2001. The loan would be payable quarterly in arrears with an interest rate of 6.5% per annum, and would be payable in full in two years from the date the money was advanced. This agreement was cancelled in April 2002 in conjunction with the cancellation of the marketing rights agreement with 1421209 Ontario Limited.

          The Company used office space in a facility owned by a stockholder at no cost. The estimated fair rental of the office space is deemed immaterial to the financial statements.

Note G -  Going Concern
          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $386,422 for the year ended August 31, 2002. As a result, there is an accumulated deficit of $1,017,816 at August 31, 2002.

          The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note H -  Stock Options
          The Company has a stock option plan under which it may grant options to purchase shares of the Company's common stock. Options vest immediately and have varying expiration dates.

          The Company has elected to follow Accounting  Principles Board Opinion
          (APBO) No. 25 and related interpretations in accounting for its stock-based compensation made to its employees. APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to or less than the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. Stock options and awards made to directors, investors and consultants are subject to the provisions of SFAS No. 123.
                                                                   - continued -

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note H -  Stock Options - continued

          Directors
          During 2002 and 2001, the Company granted stock options for 425,000 and 325,000 shares, respectively, of common stock to directors as compensation for services rendered. In accordance with SFAS No. 123, the Company recognized compensation expense during 2002 and 2001 of $11,750 and $20,429, respectively, for the fair value of the options at the date of the grant using a Black Scholes option-pricing model.

          Vendors
          During 2002 the Company granted stock options for 500,000 shares of common stock to vendors in exchange for marketing rights. In accordance with SFAS No. 123, the Company recorded these marketing rights at $237,975 which represents the fair value of the options at the date of grant using a Black Scholes option-pricing model.

          The following assumptions were used:

          ----------------------------------------------------------------------
          August 31,                                           2002        2001
          ----------------------------------------------------------------------

          Weighted Average Fair Value of Options             $ 0.25      $ 1.00
          Weighted Average Exercise Price                    $ 0.45      $ 1.00
          Expected Market Volatility                           7.00%       7.00%
          Risk Free Interest Rate                              2.47%       4.15%
          Expected Life (Years)                                1.5         2.0
          Expected Dividend Yield                              0.00%       0.00%
          ----------------------------------------------------------------------

          Stock option transactions for the two years ending August 31, 2002 are summarized as follows:

          ----------------------------------------------------------------------
                                                                    Weighted
                                                                     Average
                                      Outstanding   Exercisable   Exercise Price
          ----------------------------------------------------------------------

          At September 1, 2000                --            --        $  --
          Granted                        325,000       325,000        $ 1.00
          Forfeited/Expired              (50,000)      (50,000)       $ 1.00
          ----------------------------------------------------------------------

          At August 31, 2001             275,000       275,000        $ 1.00
          Granted                        925,000       925,000        $ 0.45
          ----------------------------------------------------------------------

          At August 31, 2002           1,200,000     1,200,000        $ 0.58
          ----------------------------------------------------------------------

                                                                   - continued -
                                       40

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note H -  Stock Options - continued

          The following table summarizes information about fixed stock options outstanding at August 31, 2002:

          ----------------------------------------------------------------------
                                                    Weighted        Weighted
                                     Shares          Average         Average
          Exercise Price          Under Option    Remaining Life  Exercise Price
          ----------------------------------------------------------------------

              $ 0.40                 425,000         1.47           $ 0.40
              $ 0.50                 500,000          .37           $ 0.50
              $ 1.00                 275,000          .76           $ 1.00
          ----------------------------------------------------------------------

          All of the above outstanding options are fully vested and exercisable.

Note I -  Income Taxes
          At August 31, 2002 and 2001, the Company had approximately $1,013,397 and $624,765, respectively, of net operating losses available for Federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2011. The Company has fully reserved for any future tax benefits from the net operating loss carry forwards since it has not generated any revenues to date. The Company has no other material deferred tax assets or liabilities for the periods presented.

Note J -  Fair Value of Financial Instruments
          The fair value of cash and cash equivalents, accounts receivable, inventory, prepaid expenses, deposits and accounts payable, approximated book value at August 31, 2002 and 2001 because their maturity is generally less than one year in duration.

          The fair value of due to 1421209 Ontario Limited, due to director and due to stockholders could not be obtained without incurring excessive costs as they have no readily determinable market price.

Note K -  Proposed Acquisitions
          In May 2002, the Company signed a letter of intent to acquire the assets of Electrical Systems in Engineering ("ESE") and 100% of the outstanding common and preferred shares of Specdex Inc. As proposed, the Company will pay approximately $1,500,000 in cash to acquire the assets of ESE and, following acquisition of the ESE assets, Ozolutions will issue 4,536,500 restricted common shares to acquire all outstanding common and preferred shares of Specdex, Inc. Specdex Inc. will become a wholly owned subsidiary of the Company, with Specdex Inc. fully responsible for managing the ESE division. If the Specdex Inc. acquisition is not completed, the ESE acquisition will revert to Specdex Inc. Upon completion of the Specdex Inc. acquisition, Patent #P190-1 APP 3-60/307, 896 (Business Process Modeling of Wholesale Procurement), whose rights are held by William A. Hurley, will be assigned to Specdex Inc. and subsequently assigned to Ozolutions Inc. upon completion of certain compensation to William A. Hurley by Specdex Inc. covered by an existing agreement. Completion of these transactions is subject to a number of contingencies, including, completion of due diligence review of the parties involved, negotiation of definitive agreements between the parties, and arranging for the financing required to pay the consideration for the companies and assets to be acquired.

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note L -  Recently Issued Accounting Standards
          In June 2001, the Financial Accounting Standards Board issued FASB Statement No 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairment of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangibles with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with SFAS
          142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also requires the Company to complete a transitional goodwill impairment test by six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Management does not anticipate that the adoption of SFAS 142 will have a material impact on the financial statements.

          In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 143, Accounting for Asset Retirement Obligations (SFAS
          143). SFAS 143 requires that companies recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred or reasonably estimated. The associated retirement costs will be capitalized as part of the carrying amount of the related asset and subsequently allocated to expense over the asset's remaining useful life. SFAS 143 is required to be applied in fiscal years beginning after December 15, 2001. Management does not anticipate that the adoption of SFAS 143 will have any material impact on the financial statements.

          In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 also amends the accounting and reporting provisions for the disposal of a segment of business in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30). SFAS 144 is required to be applied in fiscal years beginning after December 15, 2001. Management does not anticipate that the adoption of SFAS 144 will have any material impact on the financial statements.

          In April 2002, the Financial Accounting Standards Board issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS
          145). SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and therefore meet the criteria for classification as an extraordinary item. SFAS 145 also requires that modifications to a capital lease that make it an operating lease be accounted for, as applicable, in accordance with FASB Statement No. 98, Accounting for Leases, or FASB Statement No. 28, Accounting for Sales with Leasebacks. SFAS 145 is required to be applied in fiscal years beginning after May 15, 2002 and to provisions relating to modifications of a capital lease that make it an operating lease as of May 15, 2002. Upon adoption of SFAS 145, gains and losses on debt extinguishment that have been shown on the income statement as extraordinary items in prior periods should be reclassified, unless they meet the criteria for extraordinary status per Opinion 30. Management does not anticipate that the adoption of SFAS 145 will have any material impact on the financial statements.

                                                                   - continued -

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note L -  Recently Issued Accounting Standards - continued

          In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of SFAS 146 will have any material impact on the financial statement.

          In October 2002, the Financial Accounting Standards Board issued FASB Statement No. 147, Accounting for Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS 147). SFAS 147 amends SFAS 72 and no longer requires companies to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. In addition, SFAS 147 amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. Management does not anticipate that the adoption of SFAS 147 will have any material impact on the financial statements.

Note M -  Concentrations
          The Company recorded its first sales in April 2002. During 2002, the two largest customers accounted for 64% and 28% of net sales. Also, 70% of net sales during 2002 were made to foreign customers. As the Company has just begun to sell its products, the Company does not believe that they are dependent on the current customer base for future sales.

          The Company is dependent on a third-party vendor for all of its supply of water-activated purification systems. The Company is dependent on the ability of its supplier to provide products on a timely basis and on favorable pricing terms. The loss of this supplier or a significant reduction in product availability from this supplier could have a material adverse effect on the Company. The Company believes that its relationship with this supplier is excellent.

Note N -  Subsequent Events
          In October 2002, the Company entered into an agreement with Cybertek Capital Management Inc. ("Cybertek") or its assignees to distribute Ozolutions products. The agreement is for a five year period. In exchange for these services, the Company granted options to purchase 2,000,000 common shares at $0.50 per share. The options will vest at a rate of 10% per quarter beginning November 1, 2002 and have a five year term. This issuance will have no impact on the Company's financial statements.

          In October 2002, the Company extended the options that were granted to ELCE by one year. This will have no impact on the Company's financial statements.

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note N -  Subsequent Events - continued

          In October 2002, the Company extended options issued to directors in 2001 by one year. In addition, these options were repriced from $1.00 to $0.40. This will have no impact on the Company's financial statements.

          In October 2002, the Company entered into a consulting agreement with de Bruyne Ivo. The purpose of this agreement is to provide investor relations services and increase exposure of the Company in the investing community. The agreement is for six months commencing October 14, 2002. In exchange for these services, the Company issued 300,000 restricted shares of Ozolutions Inc. common stock. The Company will charge operations for $15,000 during 2003 for the fair value of services rendered.

          On November 18, 2002, the Company had an arbitration hearing regarding the Chapman, Spira & LLC. Issue. At this time, the judge sent both parties back to prepare additional information. Due to uncertainties in the arbitration process, management is unable to estimate the potential financial impact of these proceedings. Accordingly, no provision for possible loss has been made in these financial statements.