Form 10QSB
period 2002-11-30
OZOLUTIONS INC
filed 2003-01-14
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-QSB


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2002

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 30, 2002, there were 33,633,326 shares of common stock outstanding.

                                   FORM 10-QSB
                                OZOLUTIONS, INC.

                                      INDEX
                                                                        Page

PART I.       Item 1. Financial Information                                3

              Independent Accountants' Report                              3

              Balance Sheets at November 30, 2002 (Unaudited)              4
                and August 31, 2002

              Statements of Changes in Stockholders' Equity (Deficit)      5
                for the Three Months Ended November 30, 2002 and 2001 (Unaudited) and for the Year Ended
                August 31, 2002

              Statements of Operations for the Three Months                6
                Ended November 30, 2002 and 2001 (Unaudited)

              Statements of Cash Flows for the Three Months Ended          7
                November 30, 2002 and 2001 (Unaudited)

              Notes to Financial Statements                                8

              Item 2. Management's Discussion and Analysis or Plan of     12
                Operation

              Item 3. Controls and Procedures                             16

PART II.      Other Information                                           16

              Item 1. Legal Proceedings                                   16

              Item 2. Changes in Securities and Use of Proceeds           17

              Item 6. Exhibits and Reports on Form 8-K                    17

Signatures                                                                18

                                     Part I
                          Item 1. Financial Information

            INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Ozolutions Inc.
Toronto, Ontario Canada

     We have reviewed the accompanying balance sheets of Ozolutions Inc. (A Delaware Corporation) as of November 30, 2002, the related statements of operations for the three months ended November 30, 2002 and 2001, and the statements of changes in stockholders' equity (deficit) and cash flows for the three months ended November 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Ozolutions Inc. as of August 31, 2002 (presented herein), and the related statements of changes in stockholders' equity (deficit) (presented herein), operations, and cash flows (not presented herein) for the year then ended; and in our report, dated October 18, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of August 31, 2002, and the related statement of stockholders' equity (deficit) for the year then ended, is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.

     The accompanying financial statements have been prepared assuming Ozolutions Inc. (A Delaware Corporation) will continue as a going concern. As discussed in Note E to the financial statements, the Company has incurred losses that have resulted in a retained deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  January 3, 2003

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            (U.S. Dollars)

                                                      (Unaudited)
                                                      November 30,    August 31,
                                                          2002           2002
--------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                                $  28,207    $ 223,157
Accounts Receivable                                        258,339      137,543
Inventory                                                  201,752      167,370
Prepaid Expenses                                            48,619       98,500
--------------------------------------------------------------------------------

Total Current Assets                                       536,917      626,570

Other Assets
Marketing Rights, Net of Accumulated Amortization          185,941      200,815
Deposits                                                    32,532       32,532
--------------------------------------------------------------------------------

Total Assets                                             $ 755,390    $ 859,917
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                         $  22,666     $  7,117
Due to Director                                              8,701       14,956
Due to Stockholders                                             --        4,811
--------------------------------------------------------------------------------

Total Current Liabilities                                   31,367       26,884
--------------------------------------------------------------------------------

Stockholders' Equity
Common Stock:  $.001 Par; 50,000,000 Shares
Authorized;
                           33,633,326 and 33,333,326
Issued and Outstanding                                      33,633       33,333
Additional Paid-In Capital                               1,832,216    1,817,516

Accumulated Deficit                                     (1,141,826)  (1,017,816)
--------------------------------------------------------------------------------

Total Stockholders' Equity                                 724,023      833,033
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity               $ 755,390    $ 859,917
================================================================================

The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001 AND FOR
  THE YEAR ENDED AUGUST 31, 2002
-----------------------------------------------------------------------------------------------------------------------
                                                                             (U.S. Dollars)

                                                                                                                Total
                                                                            Additional                       Stockholders'
                                                     Number       Common     Paid-In      Accumulated           Equity
                                                   of Shares      Stock      Capital        Deficit           (Deficit)
-----------------------------------------------------------------------------------------------------------------------


Balance - August 31, 2001                          19,799,133    $ 19,799    $ 238,496     $ (631,394)       $(373,099)

Consulting Services Contributed by
  Officers/Directors/Consultants                           --          --        6,000             --            6,000

Shares Issued under Stock Purchase Agreement          201,900         202       95,057             --           95,259

Capital Contribution - Interest Expense                    --          --        2,892             --            2,892


Net Loss (Unaudited)                                       --          --           --        (72,889)         (72,889)
-----------------------------------------------------------------------------------------------------------------------


Balance - November 30, 2001 (Unaudited)            20,001,033      20,001      342,445       (704,283)        (341,837)

Shares Issued and Stock Options Granted as
  Consideration for Acquisition of Marketing
  Rights                                               25,000          25      237,975             --          238,000

Consulting Services Paid by Shareholders
  on Behalf of the Corporation                             --          --      135,000             --          135,000

Shares Issued to Consultants in Exchange for
  Services                                          1,300,000       1,300      148,700             --          150,000

Shares Issued under Stock Purchase Agreement       12,007,293      12,007      923,343             --          935,350

Cash Contribution of Capital                               --          --       13,217             --           13,217

Stock Options Granted - Compensation for Services
  Rendered                                                 --          --       11,750             --           11,750

Capital Contribution - Interest Expense                    --          --        5,086             --            5,086

Net Loss for the Period (Unaudited)                        --          --           --       (313,533)        (313,533)

-----------------------------------------------------------------------------------------------------------------------
Balance - August 31, 2002                          33,333,326      33,333    1,817,516     (1,017,816)         833,033

Shares Issued to Consultants in Exchange for
  Services                                            300,000         300       14,700             --           15,000

Net Loss for the Period (Unaudited)                        --          --           --       (124,010)        (124,010)
-----------------------------------------------------------------------------------------------------------------------

Balance - November 30, 2002 (Unaudited)            33,633,326    $ 33,633   $1,832,216    $(1,141,826)       $ 724,023
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                            (U.S. Dollars)

                                                       (Unaudited)   (Unaudited)
Three Months Ended November 30,                               2002          2001
--------------------------------------------------------------------------------

Revenues, Net                                           $  112,460      $    --

Cost of Goods Sold                                          85,139           --
--------------------------------------------------------------------------------

Gross Profit                                                27,321           --
--------------------------------------------------------------------------------

Expenses
Consulting Fees                                             82,340       44,704
Marketing, Including Amortization of
Marketing Rights                                            14,874       20,758
General and Administrative                                  54,117        4,535
Interest Expense                                                --        2,892
--------------------------------------------------------------------------------

Total Expenses                                             151,331       72,889
--------------------------------------------------------------------------------


Loss Before Provision for Taxes                           (124,010)     (72,889)

Provision for Taxes                                             --           --
--------------------------------------------------------------------------------

Net Loss for the Period                                  $(124,010)    $(72,889)
================================================================================

Weighted Average Number of
  Common Shares Outstanding -
  Basic and Diluted                                     33,498,161   19,846,452

Loss Per Common Share -
  Basic and Diluted                                      $    0.00    $    0.00
================================================================================

The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                             (U.S. Dollars)

                                                        (Unaudited)  (Unaudited)
Three Months Ended November 30,                               2002         2001
--------------------------------------------------------------------------------

Cash Flows from Operating Activities


Net Loss for the Period                                 $(124,010)     $(72,889)

Non-Cash Adjustments:
Amortization of Marketing Rights                            14,874       39,371
Contributed Services                                            --        6,000
Shares Issued to Consultants                                15,000           --
Interest on Loans                                               --        2,892

Changes in Assets and Liabilities:
Accounts Receivable                                       (120,796)          --
Inventory                                                  (34,382)          --
Prepaid Expenses                                            49,881       (1,299)
Deposits                                                        --       (2,200)
Accounts Payable                                            15,549       16,938
--------------------------------------------------------------------------------

Net Cash Flows from Operating Activities                  (183,884)     (11,187)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Due to Director                                             (6,255)        (341)
Due to Stockholders                                         (4,811)     (30,550)
Proceeds from Stock Purchase Agreement                          --       95,259
--------------------------------------------------------------------------------

Net Cash Flows from Financing Activities                   (11,066)      64,368
--------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                   (194,950)      53,181

Cash and Cash Equivalents - Beginning of Period            223,157           --
--------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period                 $ 28,207     $ 53,181
================================================================================

The accompanying notes are an integral part of these financial statements.

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

Note B -  Marketing Rights
          ELCE International Inc.
          The Company purchased the exclusive marketing rights to distribute the water activator products of "ELCE International Inc." ("ELCE") in Canada from ELCE International Inc. The acquisition occurred on January 15, 2002 in which Ozolutions Inc. received the rights to begin distributing the products of ELCE International Inc. For the rights received, the Company issued 25,000 restricted shares of Ozolutions Inc. common stock and granted options to purchase 500,0000 common shares at $0.50 per share. The options expire in February 2004. The contract for the Canada territory is being amortized over the useful life of four years which represents the contractual term of one year plus three automatic renewal extensions of one year each.

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


                                                                   - continued -
                                       8

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note B -  Marketing Rights - continued
          The Company acquired the exclusive marketing rights to distribute the water activator products of "ELCE International Inc." in Costa Rica from ELCE International Inc. The acquisition occurred on March 1, 2002 in which Ozolutions Inc. received the rights to begin distributing the products of ELCE International Inc. The Company was not required to pay anything for this agreement.

          The agreement is for a one-year term with an automatic renewal for three additional years if all terms of the agreement are fulfilled. Such terms require the purchase of a minimum of ten units every month for the first year with a 30% increase in the minimum purchase commitment amount each year. The Company is in compliance with all terms of the agreement as of November 30, 2002.

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

                                                                   - continued -
                                       9

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note C -  Consulting and Advisory Agreements - continued
          On January 11, 2002, the Company entered into a financial consulting and investment banking agreement with Chapman, Spira & Carson LLC. The purpose of the agreement is to assist the Company with general business and financial consulting and obtain equity and debt financing up to $2 million on terms agreeable to the Company. Upon the receipt of the initial financing proceeds, the Company will pay a non-refundable retainer fee of $25,000 and will issue 200,000 restricted shares of Ozolutions, Inc. common stock. In addition, the Company will then begin to pay $5,000 per month for consulting and service fees for the subsequent 24 months. The Company will pay a commission of 7 1/2% on any subsequent financing arrangements and is obligated to issue an additional 1,000,000 shares of Ozolutions, Inc. common stock upon completion of the full $2 million financing. As of May 31, 2002, the Company had paid $3,000 of the $25,000 retainer fee in advance. In June 2002, Chapman, Spira & Carson LLC cancelled this agreement.

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

          On November 18, 2002, the Company had an arbitration hearing regarding the Chapman, Spira & LLC. Issue. At this time, the judge sent both parties back to prepare additional information. Such information was presented on December 18, 2002. Due to uncertainties in the arbitration process, management is unable to estimate the potential financial impact of these proceedings. Accordingly, no provision for possible loss has been made in these financial statements.

          In October 2002, the Company entered into a consulting agreement with de Bruyne Ivo. The purpose of this agreement is to provide investor relations services and increase exposure of the Company in the investing community. The agreement is for six months commencing October 14, 2002. In exchange for these services, the Company issued 300,000 restricted shares of Ozolutions Inc. common stock. The Company has charged operations for $5,000 during the first quarter of 2003 for the fair value of services rendered, recorded $10,000 as a prepaid for the fair value of future services, and charged common stock and additional paid in capital for $300 and $14,700, respectively.

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note D -  Proposed Acquisitions
          In May 2002, the Company signed a letter of intent to acquire the assets of Electrical Systems in Engineering ("ESE") and 100% of the outstanding common and preferred shares of Specdex Inc. As proposed, the Company will pay approximately $1,500,000 in cash to acquire the assets of ESE and, following acquisition of the ESE assets, Ozolutions will issue 4,536,500 restricted common shares to acquire all outstanding common and preferred shares of Specdex, Inc. Specdex Inc. will become a wholly owned subsidiary of the Company, with Specdex Inc. fully responsible for managing the ESE division. If the Specdex Inc. acquisition is not completed, the ESE acquisition will revert to Specdex Inc. Upon completion of the Specdex Inc. acquisition, Patent #P190-1 APP 3-60/307, 896 (Business Process Modeling of Wholesale Procurement), whose rights are held by William A. Hurley, will be assigned to Specdex Inc. and subsequently assigned to Ozolutions Inc. upon completion of certain compensation to William A. Hurley by Specdex Inc. covered by an existing agreement. Completion of these transactions is subject to a number of contingencies, including, completion of due diligence review of the parties involved, negotiation of definitive agreements between the parties, and arranging for the financing required to pay the consideration for the companies and assets to be acquired.

Note E -  Going Concern
          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $124,010 through November 30, 2002. As a result, there is an accumulated deficit of $1,141,826 at November 30, 2002.

          The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note F -  Subsequent Events
          In December 2002, the agreement with ELCE International, Inc. in Canada was verbally amended to waive the purchase of any units from December 1, 2002 through February 28, 2003. Beginning March 1, 2003, the Company will be required to purchase 105 units every three months. All other terms of the agreement remain in place.

          In December 2002, the Company did not reach monthly purchase commitments with ELCE International Inc. in Costa Rica. As a result, the Company lost the exclusive marketing rights to distribute the water activator products in Costa Rica. In addition, the previously agreed upon distributor's discount on purchases was decreased from 40% to 30%.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

     Ozolutions is an international marketer and distributor of water purification systems using ozone and water activator technology. The markets we are primarily targeting are Mexico; the Caribbean zone, including Panama, Costa Rica, and Jamaica; El Salvador; Ecuador; Peru; and Canada.

Ozone Technology

     In April 2002, Ozolutions purchased the exclusive marketing rights to Hankin Atlas Ozone Systems, Ltd. ("Hankin") products for certain territories from Hankin for $50,000 cash.

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

     In August 2002, the President of Hankin made a number of technical presentations to public and private water authorities in Costa Rica resulting in several large dollar ozone based water treatment systems proposals currently under consideration. A significant Hankin/Ozolutions proposal is also pending in El Salvador.

Water-activated Technology

     In August 2001, we acquired non-exclusive distribution rights to an activated water system from ELCE International Inc. ("ELCE") for Mexico and the Caribbean Markets including Panama, Costa Rica, Ecuador and Jamaica. No fees were paid for these rights.

     In January 2002, we acquired the exclusive marketing rights to distribute the water-activated products of ELCE in Canada from ELCE. We issued 25,000 restricted common shares and granted options to purchase 500,000 common shares at $0.50 per share that expire in February 2004. The agreement was for one year with an automatic renewal for three additional years if all terms of the agreement are fulfilled. In March 2002, we obtained exclusive marketing rights for Costa Rica from ELCE. We were not required to pay monetary consideration for this agreement. We are required to purchase a minimum of 75 ELCE units in Canada and 30 ELCE units in Costa Rica per quarter for this exclusivity. We have met these minimum purchase requirements through November 30, 2002.

     In December 2002, the agreement with ELCE for the Canadian marketing rights was verbally amended to waive the purchase of any units from December 1, 2002 through February 28, 2003. Beginning March 1, 2003, Ozolutions will be required to purchase 105 units every three months. All other terms of the agreement remain in place. The agreement was renewed in January 2003 for the first year of the three year renewal term.

     In December 2002, Ozolutions did not meet its purchase commitments related to the agreement with ELCE for Costa Rica. Ozolutions therefore has lost its exclusivity in Costa Rica and the agreed upon distributor's discount on purchases was decreased from 40% to 30%.

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

     Through our Canadian West Coast agent, ELCE units are being installed for use in connection with certain fish industry operations. Tree seedlings being grown for reforestation projects will soon be evaluated to determine if activated water can produce larger and healthier seedlings in a shorter period of time.

     In Ontario, ELCE units are being installed in a large boiler in a recreation facility, boilers and cooling towers in hospitals and in dairy farm operations where we expect to improve milk production.

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

     In October 2002, Ozolutions entered into a consulting agreement with de Bruyne Ivo. The purpose of the agreement is to provide investor relations services and increase exposure of Ozolutions in the investing community. The agreement is for six months, commencing on October 14, 2002. In October 2002, Ozolutions issued 300,000 restricted shares of its common stock to Mr. Ivo as compensation for his services valued at $15,000.

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

Results of Operations for the quarter ended November 30, 2002 compared to November 30, 2001.

     For the quarter ended November 30, 2002, Ozolutions recorded revenues in the amount of $112,000 for the sale of ELCE products. Ozolutions first sales were recorded in the third quarter of fiscal 2002.

     Cost of goods sold for the quarter ended November 30, 2002 was $85,000 related to the sale of ELCE products.

     Expenses for the quarter ended November 30, 2002 increased $78,000 to $151,000 from $73,000 for the quarter ended November 30, 2001. This increase was mainly due to an increase in consulting fees of $37,000 attributable to consulting agreements we implemented to promote product sales and Ozolutions. In addition, expenses were incurred for an ELCE technical expert as required in our agreement. In addition, general and administrative expenses increased $49,000 mainly due to an increase in legal fees incurred related to the pending lawsuits and arbitration.

     The net loss for the quarter ended November 30, 2002 increased by $51,000 to $124,000 from $73,000 for the quarter ended November 30, 2001 due to the factors discussed above.

Liquidity and Capital Resources

     Until Ozolutions receives adequate outside financing to fund its capital commitments, its operations will be limited to those that can be effected under through its officers, directors and consultants. These persons have verbally agreed to defer payment of compensation from Ozolutions until revenue generated from sales of product and financing from outside sources provides sufficient working capital to fund operations and payment of their compensation. There is no written or fixed obligation to make advances, so there is no assurance that Ozolutions will have the capital resources to fund its operations over the next 12 months.

     Under distribution agreements with Hankin, product will be shipped by Hankin against purchase orders we place either directly to the end user or dealers. Accordingly, we do not require any significant amount of capital for Hankin inventory or facilities required to maintain and distribute inventory.

     We plan to keep ELCE purchases to the minimum required under our agreement. We have arranged for a warehouse facility to store the ELCE inventory at $325 per month.

     As discussed below under the caption "Item 1. Legal Proceedings," Ozolutions is a party to two disputes. Management cannot predict at this time whether Ozolutions will incur any liability as a result of an adverse determination or ruling in these disputes. Should Ozolutions incur a substantial liability as a result of these disputes, it is likely Ozolutions' working capital would be adversely affected, which could cause Ozolutions to seek outside financing to improve its working capital position. We cannot predict whether financing would be available on acceptable terms should these circumstances arise.

     Ozolutions believes its general, selling and administrative expenses during the next twelve months will be approximately $300,000, of which $150,000 will be used for marketing and sales expenses including:

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

     Currently, Ozolutions has approximately $28,000 in cash and $258,000 in receivables. Management believes that these resources, together with funds generated internally from product sales, will be sufficient to fund operations for the next twelve months. Nevertheless, we expect to pursue financing opportunities that might arise during the year in order to make additional capital available for expanding our business.

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

Item 3.  Controls and Procedures

     With the participation of management, Ozolutions' chief executive officer and chief financial officer evaluated Ozolutions' disclosure controls and procedures on November 30, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Ozolutions' filing of its quarterly report on Form 10-QSB for the quarterly period ended November 30, 2002.

     Subsequent to November 30, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended November 30, 2002, there have been no significant changes in Ozolutions' internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                                 PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On June 5, 2001, Ozolutions entered into advisory agreements with the firms of David Michael, LLC, and Feng Shui Consulting, Inc. The purpose of the advisory agreements was to assist Ozolutions in effecting the purchase of businesses and assets relative to its business and growth strategy, acquisition of other operations or businesses, general business and financial consulting, and the introduction of Ozolutions to public relations firms and consultants and others that may assist Ozolutions in its plans. For the services described in their respective agreements, the advisors were to receive shares of Ozolutions common stock on the following schedule: June 5, 2001 - 400,000 shares; November 5, 2001 - 200,000 shares; December 5, 2001 - 200,000 shares; March 5, 2002 -
150,000 shares. Pursuant to this schedule, 400,000 shares were issued to each of the consulting firms. The agreements were cancelled by Ozolutions on November 26, 2001, and subsequently efforts were made to renegotiate the agreements without success. In June 2002, David Michael, LLC, and Feng Shui Consulting, Inc., filed a suit in Federal District Court, District of Utah, case number 2:02CV-0538 ST, against Ozolutions for breach of contract for failure to issue additional shares of common stock under the agreements. Ozolutions filed an answer, counter claims, and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction. The parties are now pursuing discovery. Management believes the suit is without merit and intends to vigorously defend its position. Management does not believe the range of loss, if any, can be reasonably estimated at this time.

     On January 11, 2002, Ozolutions entered into a financial consulting and investment banking agreement with Chapman, Spira & Carson LLC. The purpose of the agreement was to assist Ozolutions with general business and financial consulting and obtain equity and debt financing up to $2 million on terms agreeable to Ozolutions. Ozolutions believes that under the terms of the agreement it was obligated to pay a non-refundable retainer fee of $25,000 and issue 200,000 shares of Ozolutions common stock on the receipt of the initial financing proceeds. In addition, Ozolutions would then become obligated to pay $5,000 per month for consulting and service fees for the subsequent 24 months. Finally, the agreement provides that Ozolutions would pay a commission of 7 1/2 percent on any subsequent financing arrangements and would be obligated to issue an additional 1,000,000 shares of Ozolutions common stock upon completion of the full $2 million financing. As of February 28, 2002, Ozolutions had paid $3,000 of the $25,000 retainer fee in advance. In May 2002, Chapman, Spira & Carson made a claim that $30,000 was then due under the agreement, even though no funds had been raised for Ozolutions. In June 2002, Chapman, Spira & Carson made a demand for arbitration through the American Arbitration Association as provided in the agreement claiming $50,000 in fees, plus nine percent interest, and 200,000 shares of Ozolutions common stock. In November 2002 an arbitration hearing was held on the matter. The arbitrator requested both parties prepare additional information, which was submitted to the arbitrator in December 2002. Management believes the claim is without merit and intends to vigorously defend its position. Due to uncertainties in the arbitration process, management is unable to estimate the potential financial impact of these proceedings.

Item 2.  Changes in Securities and Use of Proceeds

     On October 11, 2002, Ozolutions entered into a consulting agreement with de Beuyne Ivo to provide investor relations consulting services. Pursuant to the terms of the agreement, Ozolutions issued to de Beuyne Ivo as compensation for its services 300,000 shares of Ozolutions common stock valued at $15,000. The shares were issued in reliance on the exclusion from registration set forth in Regulation S promulgated under the Securities Act of 1933, and are "restricted securities" as defined in Rule 144. No commission was paid in connection with the transaction.

     On October 15, 2002, Ozolutions agreed to engage Cybertek Capital Management Inc., to provide certain marketing services for Ozolutions' products. As partial consideration under the engagement, Ozolutions granted to Cybertek Capital Management an option to purchase 2,000,000 shares of Ozolutions common stock that vests at the rate of ten percent per calendar quarter commencing November 1, 2002. The option is exercisable at $0.50 per share and expires October 15, 2007. The option was issued in reliance on the exclusion from registration set forth in Regulation S promulgated under the Securities Act of 1933. No commission was paid in connection with the transaction.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:  None

Reports on Form 8-K:  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OZOLUTIONS, INC.


Date: January 14, 2003        By: /s/ Max Weissengruber, Chief Executive Officer


Date: January 14, 2003        By: /s/ James A. Clemenger, Chief Financial
                                      and Accounting Officer

    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report of Ozolutions Inc. (the "Company") on Form 10-QSB for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Max Weissengruber, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: January 14, 2003        By: /s/ Max Weissengruber, Chief Executive Officer

     In connection with the Quarterly Report of Ozolutions Inc. (the "Company") on Form 10-QSB for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
A. Clemenger, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: January 14, 2003       By: /s/ James A. Clemenger, Chief Financial Officer

                                       CERTIFICATION

I, Max Weissengruber, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ozolutions Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 14, 2003        By: /s/ Max Weissengruber, Chief Executive Officer

                                  CERTIFICATION

I, James A. Clemenger, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ozolutions Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 14, 2003       By: /s/ James A. Clemenger, Chief Financial Officer