Form 10QSB
period 2003-02-28
OZOLUTIONS INC
filed 2003-04-14
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2003

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 28, 2003, there were 33,754,226 shares of common stock outstanding.

                                   FORM 10-QSB
                                OZOLUTIONS, INC.

                                      INDEX
                                                                            Page

PART I.       Item 1. Financial Information                                   3

              Independent Accountants' Report                                 3

              Balance Sheets at February 28, 2003 (Unaudited)                 4
                and August 31, 2003

              Statements of Changes in Stockholders' Equity (Deficit)for      5
                the Six Months Ended February 28, 2003 and 2002 (Unaudited) and for the Year Ended August 31, 2003

              Statements of Operations for the Three and Six Months Ended     6
                February 28, 2003 and 2002 (Unaudited)

              Statements of Cash Flows for the Six Months Ended               7
                February 28, 2003 and 2002 (Unaudited)

              Notes to Financial Statements                                   9

              Item 2. Management's  Discussion and Analysis or Plan of       13
              Operation

              Item 3. Controls and Procedures                                17

PART II.      Other Information                                              17

              Item 1. Legal Proceedings                                      17

              Item 2. Changes in Securities and Use of Proceeds              18

              Item 6. Exhibits and Reports on Form 8-K                       18

Signatures                                                                   19

                                     Part I
                          Item 1. Financial Information


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Ozolutions Inc.
Toronto, Ontario Canada

     We have reviewed the accompanying balance sheet of Ozolutions Inc. (A Delaware Corporation) as of February 28, 2003, the related statements of operations for the three and six months ended February 28, 2003 and 2002, and the statements of changes in stockholders' equity (deficit) and cash flows for the six months ended February 28, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Ozolutions Inc. as of August 31, 2002 (presented herein), and the related statements of changes in stockholders' equity (presented herein), operations, and cash flows (not presented herein) for the year then ended; and in our report, dated October 18, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of August 31, 2002, and the related statement of stockholders' equity for the year then ended, is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.

     The accompanying financial statements have been prepared assuming Ozolutions Inc. (A Delaware Corporation) will continue as a going concern. As discussed in Note E to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  April 1, 2003

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


BALANCE SHEETS
--------------------------------------------------------------------------------
                                                             (U.S. Dollars)

                                                        (Unaudited)
                                                        February      August 31,
                                                           28,
                                                           2003          2002
--------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                               $    175      $223,157
Accounts Receivable                                      278,075       137,543
Inventory                                                165,648       167,370
Prepaid Expenses                                           2,500        98,500
--------------------------------------------------------------------------------
Total Current Assets                                     446,398       626,570

Other Assets
Marketing Rights, Net of Accumulated Amortization             --       200,815
Deposits                                                  30,692        32,532
--------------------------------------------------------------------------------
Total Assets                                            $477,090      $859,917
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                        $ 40,655      $  7,117
Accrued Expenses                                          81,699           --
Due to Director                                           18,049        14,956
Due to Stockholders                                        3,810         4,811
--------------------------------------------------------------------------------
Total Liabilities                                        144,213        26,884
--------------------------------------------------------------------------------
Stockholders' Equity
Common Stock:  $.001 Par; 50,000,000 Shares Authorized;
               33,754,226 and 33,333,326 Issued and
               Outstanding, respectively                  33,754        33,333
Additional Paid-In Capital                             1,750,396     1,817,516
Accumulated Deficit                                   (1,451,273)   (1,017,816)
--------------------------------------------------------------------------------
Total Stockholders' Equity                               332,877       833,033
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity               477,090       859,917
================================================================================

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002 AND FOR THE YEAR ENDED
AUGUST 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           (U.S. Dollars)

                                                                                            Additional                  Total
                                                                        Number     Common    Paid-In    Accumulated  Stockholders'
                                                                      of Shares    Stock     Capital      Deficit   Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance - August 31, 2001                                            $19,799,133  $19,799  $  238,496   $(631,394)     $(373,099)

Shares Issued and Stock Options Granted as Consideration for
   Acquisition of Marketing Rights                                        25,000       25     237,975          --        238,000
Consulting Services Contributed by Officers/Directors/Consultants             --       --       6,000          --          6,000
Consulting Services Paid by Shareholders on Behalf of the
   Corporation                                                                --       --     135,000          --        135,000
Shares Issued under Stock Purchase Agreement                           1,268,650    1,269     224,559          --        225,828
Stock Options Granted - Compensation for Services Rendered                    --       --      11,750          --         11,750
Capital Contribution - Interest Expense                                       --       --       5,320          --          5,320
Net Loss for the Period (Unaudited)                                           --       --          --    (256,863)      (256,863)
------------------------------------------------------------------------------------------------------------------------------------
Balance - February 28, 2002 (Unaudited)                               21,092,783   21,093     859,100    (888,257)        (8,064)

Shares Issued to Consultants in Exchange for Services                  1,300,000    1,300     148,700          --        150,000
Shares Issued under Stock Purchase Agreement                          10,940,543   10,940     793,841          --        804,781
Cash Contribution of Capital                                                  --       --      13,217          --         13,217
Capital Contribution - Interest Expense                                       --       --       2,658          --          2,658
Net Loss for the Period (Unaudited)                                           --       --          --    (129,559)      (129,559)
------------------------------------------------------------------------------------------------------------------------------------
Balance - August 31, 2002                                             33,333,326   33,333   1,817,516  (1,017,816)       833,033

Shares Issued to Consultants in Exchange for Services                    300,000      300      14,700          --         15,000
Shares Issued under Former Stock Purchase Agreement                      120,900      121        (121)         --             --
Purchase of Shares for Cancellation                                           --       --     (81,699)         --        (81,699)
Net Loss for the Period (Unaudited)                                           --       --          --    (433,457)      (433,457)
------------------------------------------------------------------------------------------------------------------------------------
Balance - February 28, 2003 (Unaudited)                              $33,754,226  $33,754  $1,750,396 $(1,451,273)     $ 332,877
------------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------------
                                                    (U.S. Dollars)

                                        Three Months Ended       Six Months Ended
                                           February 28,             February 28,

                                        2003         2002        2003         2002
-------------------------------------------------------------------------------------
Revenues, Net                      $    24,090  $        --  $   136,550  $        --

Cost of Goods Sold                       7,504           --       92,643           --
-------------------------------------------------------------------------------------
Gross Profit                            16,586           --       43,907           --
-------------------------------------------------------------------------------------
Expenses
Consulting Fees                         96,950       89,130      179,290      109,888
Marketing, Including Amortization
  of Marketing Rights                   14,874       46,808       29,748       91,512
General and Administrative              43,141       45,608       97,259       50,143
Interest Expense                            --        2,428           --        5,320
-------------------------------------------------------------------------------------
Total Expenses                         154,965      183,974      306,297      256,863
-------------------------------------------------------------------------------------
Loss Before Other Expenses            (138,379)    (183,974)    (262,390)    (256,863)

Other Expenses
Loss on Impairment of Marketing
 Rights                               (171,067)          --     (171,067)          --
-------------------------------------------------------------------------------------
Loss Before Provision for Taxes       (309,446)    (183,974)    (433,457)    (256,863)

Provision for Taxes                         --           --           --           --
-------------------------------------------------------------------------------------
Net Loss for the Period            $  (309,446) $  (183,974) $  (433,457) $  (256,863)
-------------------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding - Basic and
  Diluted                           33,669,596   20,238,231   33,583,405   20,043,337

Loss Per Common Share -
  Basic and Diluted                $     (0.01) $    (0.01)  $     (0.01) $     (0.01)
-------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                             (U.S. Dollars)

Six Months Ended February 28,                               2003         2002
--------------------------------------------------------------------------------
Cash Flows from Operating Activities

Net Loss for the Period                                 $(433,457)    $(256,863)

Non-Cash Adjustments:
Amortization of Marketing Rights                           29,748        91,512
Compensation Expense on Stock Option Grants                    --        11,750
Consulting Services Paid by Shareholders                       --       135,000
Contributed Services                                           --         6,000
Interest on Director/Stockholder Loans                         --         5,320
Loss on Impairment of Marketing Rights                    171,067            --
Shares Issued to Consultants                               15,000            --

Changes in Assets and Liabilities:
Accounts Receivable                                      (140,532)           --
Inventory                                                   1,722            --
Prepaid Expenses                                           96,000       (93,450)
Deposits                                                    1,840            --
Accounts Payable                                           33,538       (26,026)
--------------------------------------------------------------------------------

Net Cash Flows from Operating Activities                 (225,074)     (126,757)
--------------------------------------------------------------------------------

Cash Flows from Investing Activities                           --            --
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Advances from (Repayments to) Director                      3,093        (1,415)
Repayments to Stockholders                                 (1,001)      (29,432)
Proceeds from Stock Purchase Agreement                         --       225,828
--------------------------------------------------------------------------------

Net Cash Flows from Financing Activities                    2,092       194,981
--------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                  (222,982)       68,224

Cash and Cash Equivalents - Beginning of Period           223,157            --
--------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period               $     175     $  68,224
--------------------------------------------------------------------------------
                                                           - continued -

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
--------------------------------------------------------------------------------

                                                               (U.S. Dollars)

Six Months Ended February 28,                                 2003         2002
--------------------------------------------------------------------------------

Supplemental Disclosures
--------------------------------------------------------------------------------

Interest Paid                                             $     --    $     --
Income Taxes Paid                                         $     --    $     --
--------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------

Purchase of Shares for Cancellation                       $ 81,699
--------------------------------------------------------------------------------

Acquisition of Marketing Rights                           $     --    $238,000
Purchase Price Paid via Issuance of Common Stock                --         (25)
Purchase Price Paid via Granting of Stock Options               --    (237,975)
--------------------------------------------------------------------------------

Total Cash Paid for Marketing Rights                      $     --    $     --
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                   21
OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


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

Note B -  Marketing Rights
          ELCE International Inc.
          The Company purchased the exclusive marketing rights to distribute the water activator products of "ELCE International Inc." ("ELCE") in Canada from ELCE. The acquisition occurred on January 15, 2002 in which Ozolutions Inc. received the rights to begin distributing the products of ELCE. For the rights received, the Company issued 25,000 restricted shares of Ozolutions Inc. common stock and granted options to purchase 500,0000 common shares at $0.50 per share. The options had a one-year term and have been extended for one additional year. The contract for the Canada territory was being amortized over the useful life of four years which represented the contractual term of one year plus three automatic renewal extensions of one year each.

          The agreement was for one-year with an automatic renewal for three additional years if all terms of the agreement were fulfilled. Such terms required the purchase of a minimum of 75 units every three months for the first year with a 30% increase in the minimum purchase commitment amount each year. In addition, the Company had to hire a technician, appointed by ELCE, for one year for training Company personnel. Monthly salary, lodging, and incidental expenses of the technician were the responsibility of the Company.

          In December 2002, the agreement with ELCE International, Inc. in Canada was verbally amended to waive the purchase of any units from December 1, 2002 through February 28, 2003. Beginning March 1, 2003, the Company would have been required to purchase 105 units every three months. All other terms of the agreement remained in place. The agreement was renewed in January 2003 for the first year of the three year renewal term.

                                                                   - continued -

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note B -  Marketing Rights - continued
          On February 28, 2003, the Company determined that it would not continue with the monthly purchase commitments for ELCE in Canada. As a result, the Company has lost the exclusive marketing rights to distribute the ELCE products in Canada. In addition, the previously agreed upon distributor's discount on purchases was decreased from 40% to 30%. Based on the above, the Company wrote off the remaining carrying value of the exclusive marketing rights at February 28, 2003 which resulted in a charge to operations in the second quarter of 2003 in the amount of $171,067.

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

          On January 11, 2002, the Company entered into a financial consulting and investment banking agreement with Chapman, Spira & Carson LLC ("Chapman"). The purpose of the agreement was to assist the Company with general business and financial consulting and obtain equity and debt financing up to $2 million on terms agreeable to the Company.
          Upon the receipt of the initial financing proceeds, the Company was required to pay a non-refundable retainer fee of $25,000 and would have issued 200,000 restricted shares of Ozolutions, Inc. common stock. In addition, the Company would then begin to pay $5,000 per month for consulting and service fees for the subsequent 24 months. The Company would have paid a commission of 7 1/2% on any subsequent financing arrangements and was obligated to issue an additional
          1,000,000 shares of Ozolutions, Inc. common stock upon completion of the full $2 million financing. As of May 31, 2002, the Company had paid $3,000 of the $25,000 retainer fee in advance. In June 2002, Chapman cancelled this agreement.
                                                                   - continued -

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note C -  Consulting and Advisory Agreements - continued
          In June 2002, Chapman made a demand for arbitration through the American Arbitration Association as provided in the agreement claiming $50,000 in fees, plus nine percent interest, and 200,000 shares of the Company's common stock. On November 18, 2002, the Company had an arbitration hearing regarding the Chapman issue. At that time, the judge sent both parties back to prepare additional information. Such information was presented on December 18, 2002. In February 2003, the judge returned a verdict against Chapman and awarded the Company approximately $22,000. The amount has not been recorded in the accompanying financial statements as the Company is uncertain that the payment will be made.

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

Note E -  Going Concern
          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $433,457 for the six months ended February 28, 2003. As a result, there is an accumulated deficit of $1,451,273 at February 28, 2003.

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

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note F -  Recently Issued Accounting Standards
          In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 123 has been amended to require disclosure of additional information concerning the effects of stock-based employee compensation on earnings. Finally, SFAS 148 amends APB Opinion 28, Interim Financial Reporting, to call for disclosure of SFAS 123 proforma information on a quarterly basis. SFAS 148 is effective for fiscal years ending after December 15, 2002. Interim quarterly disclosures are required for reports containing condensed financial statements for periods beginning after December 15, 2002.

          The Company is assessing, but does not expect the adoption of SFAS 148, as of March 1, 2003, to have a material effect on its future financial position and results of operations.

Note G -  Subsequent Events
          During April 2003, the Board of Directors authorized the repricing of options to purchase 700,000 shares of common stock from $0.40 to $0.10. All options repriced maintained the same expiration terms. This repricing will have no impact on the statement of operations for the third quarter of 2003.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

     Ozolutions is an international marketer and distributor of water purification systems using ozone, ultra violet and water activator technology. The markets we are primarily targeting are Canada, Mexico, Costa Rica, Panama, Peru, Jamaica, El Salvador; and the Caribbean Zone.

Ozone Technology

     In April 2002, Ozolutions purchased the exclusive marketing rights to Hankin Atlas Ozone Systems, Ltd. ("Hankin") products for certain territories from Hankin for $50,000 cash.

     We have deposits with Hankin and orders for 25 EntrOzone units, but Hankin has delayed delivery of these water treatment units because of ongoing design and development work believed by Hankin to be required by environmental regulatory emphasis on multi-barrier treatment systems. The EntrOzone unit now includes ozone treatment, ultra violet treatment, and a filtration system, which combined offer protection against the widest possible range of contaminants. Delivery of initial production units is now expected in the second quarter of 2003.

     In August 2002, the President of Hankin made a number of technical presentations on our behalf to public and private water authorities in Costa Rica resulting in several large dollar ozone based water treatment systems proposals which are currently under consideration and are expected to result in firm orders in 2003. A significant Hankin/Ozolutions proposal is also pending in El Salvador for their local municipality.

Water-activated Technology

     In August 2001, we acquired non-exclusive distribution rights to an activated water system from ELCE International Inc. ("ELCE") for Mexico and the Caribbean markets including Panama, Costa Rica, Ecuador and Jamaica. No fees were paid for these rights.

     In January 2002, we acquired the exclusive marketing rights to distribute the water-activated products of ELCE in Canada from ELCE. We issued 25,000 restricted common shares and granted options to purchase 500,000 common shares at $0.50 per share that expire in February 2004. The agreement was for one year with an automatic renewal for three additional years if all terms of the agreements are fulfilled. In March 2002, we obtained exclusive marketing rights for Costa Rica from ELCE. We were not required to pay monetary consideration for this agreement. We were required to purchase a minimum of 75 ELCE units in Canada and 30 ELCE units in Costa Rica per quarter for this exclusivity.

     In December 2002, Ozolutions did not meet its purchase commitments related to the agreement with ELCE for Costa Rica. Ozolutions, therefore, lost its exclusivity in Costa Rica. In addition, the previously agreed upon distributor's discount on purchases was decreased from 40% to 30%.

     In December 2002, the agreement with ELCE for the Canadian marketing rights was verbally amended to waive the purchase of any units from December 1, 2002 through February 28, 2003. Beginning March 1, 2003, Ozolutions would have been required to purchase 105 units every three months. All other terms of the agreement remained in place. The agreement was renewed in January 2003 for the first year of the three-year renewal term.

     On February 28, 2003, Ozolutions decided that it would not continue with the monthly purchase commitments for ELCE in Canada as the testing required to sell the units was incurring much more time than was expected. As a result, Ozolutions lost the exclusive marketing rights to distribute the ELCE products in Canada. In addition, the previously agreed upon distributor's discount on purchases was decreased from 40% to 30%.

     We are continuing to conduct ELCE shrimp larvae and algae tests in Panama and have recently commenced field tests at the shrimp farms. In Peru, we will be installing ELCE test units in ships and factories that service the fishmeal industry. Once these tests have been successfully completed, we believe shrimp and fishmeal operations in Panama and Peru will represent major sales opportunities. We will also be installing, through our Peruvian agent, ELCE test units in medical clinics, hospitals and various agricultural sites.

     Through our Canadian West Coast agent, ELCE test units are being installed for use in connection with certain fish industry operations, self brew wine operations and radiant heating systems. Tree seedlings being grown for reforestation projects will soon be evaluated to determine if activated water can produce larger and healthier seedlings in a shorter period of time.

     In Ontario, ELCE test units are being installed in a large boiler in a recreation facility, boilers and cooling towers in hospitals, in dairy farm operations where we expect to improve milk production and for home use where we expect to improve circulatory problems.

Business Consulting Agreement

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

Proposed Acquisition

     On May 22, 2002, Ozolutions signed a letter of intent to acquire the assets of Electrical Systems Engineering ("ESE") and 100% of the outstanding common and preferred shares of Specdex Inc. As proposed, Ozolutions will pay approximately $1,500,000 in cash to acquire the assets of ESE and, following acquisition of the ESE assets, Ozolutions will issue 4,536,500 restricted common shares to acquire all outstanding common and preferred shares of Specdex. Specdex will become a wholly owned subsidiary of Ozolutions, with Specdex fully responsible for managing the ESE division. If the Specdex acquisition is not completed, the ESE acquisition will revert to Specdex. Upon completion of the Specdex acquisition, Patent No. P190-1 APP 3-60/307,896 (Business Process Modeling of Wholesale Procurement), whose rights are held by William A. Hurley, will be assigned to Specdex and subsequently assigned to Ozolutions upon completion of certain compensation to William A. Hurley by Specdex covered by an existing agreement. Completion of these transactions is subject to a number of contingencies, including, completion of due diligence review of the parties involved, negotiation of definitive agreements between the parties and arranging for the financing required to pay the consideration for the companies and assets to be acquired. Ozolutions has not obtained any commitments to provide the financing necessary for the acquisition. Should we be unable to obtain the required financing, we may be forced to abandon the letter of intent and the proposed acquisition.

Results of Operations for the three months ended February 28, 2003 compared to February 28, 2002.

     For the three months ended February 28, 2003, Ozolutions recorded revenues in the amount of $24,000 for the sale of ELCE products. Ozolutions first sales were recorded in the third quarter of fiscal 2002.

     Gross profit for the three months ended February 28, 2003 was $17,000 or 69% of sales related to the sale of ELCE products. The increase in gross profit as a percentage of sales from previous quarters was due to a higher percentage of installation sales as compared to ELCE unit sales. The installation sales have a higher profit margin.

     Expenses for the three months ended February 28, 2003 decreased $29,000 to $155,000 from $184,000 for the three months ended February 28, 2002. This decrease was mainly due to a decrease in amortization of marketing rights of $32,000 attributable to the write off of the Hankin Marketing rights in April 2002, which resulted in no additional amortization being required.

     Other expenses for the three months ended February 28, 2003 were $171,000 and represented the write off of the ELCE marketing rights due to the loss of such rights as of February 28, 2003.

     The net loss for the three months ended February 28, 2003 increased by $125,000 to $309,000 from $184,000 for the three months ended February 28, 2002 due to the factors discussed above.

Results of Operations for the six months ended February 28, 2003 compared to February 28, 2002.

     For the six months ended February 28, 2003, Ozolutions recorded revenues in the amount of $137,000 for the sale of ELCE products. Ozolutions first sales were recorded in the third quarter of fiscal 2002.

     Gross profit for the six months ended February 28, 2003 was $44,000 or 32% related to the sale of ELCE products.

     Expenses for the six months ended February 28, 2003 increased $49,000 to $306,000 from $257,000 for the six months ended February 28, 2002. This increase was due to an increase in consulting fees of $69,000 due to consulting agreements we implemented to promote product sales and Ozolutions. In addition, expenses were incurred for an ELCE technical expert as required in our agreement. General and administrative expenses increased $47,000 due to an increase in legal fees related to the pending lawsuit and arbitration. This was offset by a decrease in amortization of marketing rights of $62,000 attributable to the write off of the Hankin Marketing rights in April 2002, which resulted in no additional amortization being expensed

     Other expenses for the six months ended February 28, 2003 were $171,000 and represented the write off of the ELCE marketing rights due to the loss of such rights as of February 28, 2003.

     The net loss for the six months ended February 28, 2003 increased by $176,000 to $433,000 from $257,000 for the six months ended February 28, 2002 due to the factors discussed above.

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

     Under distribution agreements with Hankins, product will be shipped by Hankin against purchase orders we place either directly to the end user or dealers. Accordingly, we do not require any significant amount of capital for Hankin inventory or facilities required to maintain and distribute inventory.

     We plan to keep ELCE purchases to a minimum. We have arranged for a warehouse facility to store the ELCE inventory at $325 per month.

     As  discussed  below  under  the  caption  "Item  1.  Legal   Proceedings,"
Ozolutions is a party to a dispute. Management cannot predict at this time whether Ozolutions will incur any liability as a result of an adverse determination or ruling in this dispute. Should Ozolutions incur a substantial liability as a result of this dispute, which we believe is unlikely, Ozolutions' working capital would be adversely affected, which could cause Ozolutions to seek outside financing to improve its working capital position. We cannot predict whether financing would be available on acceptable terms should these circumstances arise.

     Ozolutions believes its general, selling and administrative expenses during the next twelve months will be approximately $325,000, of which $150,000 will be used for marketing and sales expenses including:

     *    production of printed sales and marketing materials;

     *    advertising, promotion and trade show participation;

     *    travel  expenses   associated  with  advancing  current  and  proposed
          projects in Mexico and the Caribbean Zone; and

     *    travel  expenses   associated  with  establishing  a  Canadian  dealer
          network.

     The remaining $125,000 is the estimated cost of clerical and management staff, professional fees and facilities' costs required to operate over the next year.

     Currently, Ozolutions has $258,000 in accounts receivable and $166,000 in inventory. Management believes that these resources, together with funds generated internally from product sales, will be sufficient to fund operations for the next twelve months, assuming management foregoes compensation for its services as discussed above. We intend to pursue financing opportunities that might arise during the year in order to make additional capital available for expanding our business.

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

Item 3.  Controls and Procedures

     With the participation of management, Ozolutions' chief executive officer and chief financial officer evaluated Ozolutions' disclosure controls and procedures on February 28, 2003. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Ozolutions' filing of its quarterly report on Form 10-QSB for the quarterly period ended February 28, 2003.

     Subsequent to February 28, 2003, through the date of this filing of Form 10-QSB for the quarterly period ended February 28, 2003, there have been no significant changes in Ozolutions' internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On June 5, 2002, Ozolutions entered into advisory agreements with the firms of David Michael, LLC, and Feng Shui Consulting, Inc. The purpose of the advisory agreements was to assist Ozolutions in effecting the purchase of businesses and assets relative to its business and growth strategy, acquisition of other operations or businesses, general business and financial consulting, and the introduction of Ozolutions to public relations firms and consultants and others that may assist Ozolutions in its plans. For the services described in their respective agreements, the advisors were to receive shares of Ozolutions common stock on the following schedule: June 5, 2002 - 400,000 shares; November 5, 2002 - 200,000 shares; December 5, 2002 - 200,000 shares; March 5, 2002 -
150,000 shares. Pursuant to this schedule, 400,000 shares were issued to each of the consulting firms. The agreements were cancelled by Ozolutions on November 26, 2002, and subsequently efforts were made to renegotiate the agreements without success. In June 2002, David Michael, LLC, and Feng Shui Consulting, Inc., filed a suit in Federal District Court, District of Utah, case number 2:02CV-0538 ST, against Ozolutions for breach of contract for failure to issue additional shares of common stock under the agreements. Ozolutions filed an answer, counter claims, and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction. The parties are now pursuing discovery. Management believes the suit is without merit and intends to vigorously defend its position. Management does not believe the range of loss, if any, can be reasonably estimated at this time.

     On January 11, 2002, Ozolutions entered into a financial consulting and investment banking agreement with Chapman, Spira & Carson LLC. The purpose of the agreement was to assist Ozolutions with general business and financial consulting and obtain equity and debt financing up to $2 million on terms agreeable to Ozolutions. Ozolutions believes that under the terms of the agreement it was obligated to pay a non-refundable retainer fee of $25,000 and issue 200,000 shares of Ozolutions common stock on the receipt of the initial financing proceeds. In addition, Ozolutions would then become obligated to pay $5,000 per month for consulting and service fees for the subsequent 24 months. Finally, the agreement provides that Ozolutions would pay a commission of 7 1/2 percent on any subsequent financing arrangements and would be obligated to issue an additional 1,000,000 shares of Ozolutions common stock upon completion of the full $2 million financing. As of February 28, 2002, Ozolutions had paid $3,000 of the $25,000 retainer fee in advance. In May 2002, Chapman, Spira & Carson made a claim that $30,000 was then due under the agreement, even though no funds had been raised for Ozolutions. In June 2002, Chapman, Spira & Carson made a demand for arbitration through the American Arbitration Association as provided in the agreement claiming $50,000 in fees, plus nine percent interest, and 200,000 shares of Ozolutions common stock. In November 2002 an arbitration hearing was held on the matter. The arbitrator requested both parties prepare additional information, which was submitted to the arbitrator in December 2002. In February 2003, the arbitrator returned a decision against Chapman, Spira & Carson and awarded the Ozolutions approximately $22,000. The amount has not been recorded in the accompanying financial statements, as Ozolutions is uncertain that the payment will be made.

Item 2.  Changes in Securities and Use of Proceeds

     Ozolutions entered into a Stock Purchase Agreement on October 1, 2001 with First Chartered Capital Corporation, Inc. Under the agreement, First Chartered is entitled to purchase common stock of Ozolutions for 30 percent of the market value on the date of purchase in reliance on the exclusion from registration under Regulation S promulgated under the Securities Act of 1933. Through August 31, 2002, 12,209,193 restricted common shares were purchased by First Chartered with Ozolutions receiving $1,030,609. Due to clerical and other errors in issuing the shares purchased, and additional 120,000 shares were issued in the quarter ended February 28, 2003 for no additional consideration. The shares were issued in reliance on the safe harbor exclusion from registration set forth in Regulation S adopted under the Securities Act of 1933. The agreement with First Chartered was cancelled in August 2002.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits: The certification required by Section 906 of the Sarbanes-Oxley Act of 2002 is presented in Exhibit 99.1.

Reports on Form 8-K:  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                OZOLUTIONS, INC.



Date: April 11, 2003                      By: /s/ Max Weissengruber,
                                              Chief Executive Officer



Date: April 11, 2003                      By: /s/ James A. Clemenger,
                                              Chief Financial Officer

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


Date: April 11, 2003                      By: /s/ Max Weissengruber,
                                              Chief Executive Officer

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


Date: April 11, 2003                      By: /s/ James A. Clemenger,
                                              Chief Financial Officer