Form 10QSB
period 2003-05-31
OZOLUTIONS INC
filed 2003-07-15
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2003

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 31, 2003, there were 33,754,226 shares of common stock outstanding.

                                   FORM 10-QSB
                                OZOLUTIONS, INC.

                                      INDEX
                                                                            Page

PART I.       Item 1. Financial Information                                   3

              Independent Accountants' Report                                 3

              Balance Sheets at May 31, 2003 (Unaudited)                      4
                and August 31, 2003

              Statements of Changes in Stockholders' Equity (Deficit)         5
                for the Nine Months Ended May 31, 2003 and 2002
                (Unaudited) and for the Year Ended August 31, 2003

              Statements of Operations for the Three and Nine Months          6
                Ended May 31, 2003 and 2002 (Unaudited)

              Statements of Cash Flows for the Nine Months Ended              7
                May 31, 2003 and 2002 (Unaudited)

              Notes to Financial Statements                                   9

              Item 2. Management's  Discussion and Analysis or Plan of       13
                Operation

              Item 3. Controls and Procedures                                18

PART II.      Other Information                                              18

              Item 1. Legal Proceedings                                      18

              Item 6. Exhibits and Reports on Form 8-K                       19

Signatures                                                                   20

                                     Part I
                          Item 1. Financial Information


            INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Ozolutions Inc.
Toronto, Ontario Canada

     We have reviewed the accompanying balance sheet of Ozolutions Inc. (A Delaware Corporation) as of May 31, 2003, the related statements of operations for the three and nine months ended May 31, 2003 and 2002, and the statements of changes in stockholders' equity (deficit) and cash flows for the nine months ended May 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  July 7, 2003

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                               (U.S. Dollars)
                                                        (Unaudited)
                                                          May 31,     August 31,
                                                           2003          2002
--------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                              $       975   $  223,157
Accounts Receivable - Net of Allowance for Doubtful
                      Accounts of $27,416 and $-0-,
                      respectively                         243,271      137,543
Inventory                                                  177,707      167,370
Prepaid Expenses                                                --       98,500
--------------------------------------------------------------------------------
Total Current Assets                                       421,953      626,570

Other Assets
Marketing Rights - Net of Accumulated Amortization              --      200,815
Deposits                                                    70,692       32,532
--------------------------------------------------------------------------------
Total Assets                                           $   492,645   $  859,917
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                       $    48,130   $    7,117
Deferred Revenue                                             7,437           --
Share Repurchase Commitment                                 81,699           --
Due to Director                                             61,390       14,956
Due to Stockholders                                         31,271        4,811
--------------------------------------------------------------------------------
Total Liabilities                                          229,927       26,884
--------------------------------------------------------------------------------
Stockholders' Equity
Common Stock:  $.001 Par; 50,000,000 Shares Authorized;
               33,754,226 and 33,333,326 Issued and
               Outstanding, respectively                    33,754       33,333
Additional Paid-In Capital                               1,750,396    1,817,516
Accumulated Deficit                                     (1,521,432)  (1,017,816)
--------------------------------------------------------------------------------
Total Stockholders' Equity                                 262,718      833,033
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity             $   492,645   $  859,917
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

---------------------------------------------------------------------------------------------------------------------------
                                                                                   (U.S. Dollars)

                                                                                     Additional                   Total
                                                            Number        Common      Paid-In     Accumulated  Stockholders'
                                                          of Shares       Stock       Capital      Deficit       Equity
                                                                                                                (Deficit)
---------------------------------------------------------------------------------------------------------------------------
Balance - August 31, 2001                                 19,799,133      $ 19,799   $ 238,496   $ (631,394)   $(373,099)

Shares Issued and Stock Options Granted as Consideration
 for Acquisition of Marketing Rights                          25,000            25     237,975           --       238,000
Consulting Services Contributed by
 Officers/Directors/Consultants                                   --            --       6,000           --         6,000
Consulting Services Paid by Shareholders on Behalf of
 the Corporation                                                  --            --     135,000           --       135,000
Shares Issued to Consultants in Exchange for Services        700,000           700      89,300           --        90,000
Shares Issued under Stock Purchase Agreement               5,200,444         5,200     578,504           --       583,704
Stock Options Granted - Compensation for Services
 Rendered                                                         --            --      11,750           --        11,750
Capital Contribution - Interest Expense                           --            --       7,172           --         7,172
Net Loss for the Period (Unaudited)                               --            --          --     (213,411)     (213,411)
---------------------------------------------------------------------------------------------------------------------------
Balance - May 31, 2002 (Unaudited)                        25,724,577        25,724   1,304,197     (844,805)      485,116

Shares Issued to Consultants in Exchange for Services        600,000           600      59,400           --        60,000
Shares Issued under Stock Purchase Agreement               7,008,749         7,009     439,896           --       446,905
Cash Contribution of Capital                                      --            --      13,217           --        13,217
Capital Contribution - Interest Expense                           --            --         806           --           806
Net Loss for the Period (Unaudited)                               --            --          --     (173,011)     (173,011)
---------------------------------------------------------------------------------------------------------------------------
Balance - August 31, 2002                                 33,333,326        33,333   1,817,516    (1,017,816)     833,033

Shares Issued to Consultants in Exchange for Services        300,000           300      14,700           --        15,000
Shares Issued under Former Stock Purchase Agreement          120,900           121        (121)          --            --
Commitment for Purchase of Shares for Cancellation                --            --     (81,699)          --       (81,699)
Net Loss for the Period (Unaudited)                               --            --          --     (503,616)     (503,616)
---------------------------------------------------------------------------------------------------------------------------
Balance - May 31, 2003 (Unaudited)                        33,754,226      $ 33,754  $1,750,396  $(1,521,432)    $ 262,718
---------------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------------

                                                      (U.S. Dollars)

                                    Three Months Ended May 31, Nine Months Ended May 31,
                                    -------------------------  -------------------------
                                       2003           2002         2003          2002
----------------------------------------------------------------------------------------
Revenues, Net                       $     5,199   $   89,574    $  141,749  $    89,574

Cost of Goods Sold                        4,920       62,576        97,563       62,576
----------------------------------------------------------------------------------------
Gross Profit                                279       26,998        44,186       26,998
----------------------------------------------------------------------------------------
Expenses
Bad Debts                                27,416           --        27,416           --
Consulting Fees                          15,825       88,679       112,757      194,589
Marketing, Including Amortization
  of Marketing Rights                    12,040      117,362       136,553      230,216
General and Administrative               11,157       12,910        96,009       45,689
Interest Expense                          4,000        1,852         4,000        7,172
----------------------------------------------------------------------------------------
Total Expenses                           70,438      220,803       376,735      477,666
----------------------------------------------------------------------------------------
Loss Before Other Expenses              (70,159)    (193,805)     (332,549)    (450,668)

Other Expenses
Loss on Impairment of Marketing
  Rights                                     --           --      (171,067)          --
----------------------------------------------------------------------------------------
Loss Before Provision for Taxes         (70,159)    (193,805)     (503,616)    (450,668)

Provision for Taxes                          --           --            --           --
----------------------------------------------------------------------------------------
Loss from Continuing Operations         (70,159)    (193,805)     (503,616)    (450,668)

Extraordinary Items
Gain from Cancellation of Marketing
  Rights Agreement, Net of Income
  Taxes of $-0-                              --       237,257            --      237,257
-----------------------------------------------------------------------------------------
Net (Loss) Income for the Period    $   (70,159)  $    43,452    $ (503,616) $  (213,411)
-----------------------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding - Basic and
  Diluted                            33,754,226    23,323,873    33,640,971   21,148,867
-----------------------------------------------------------------------------------------
Income (Loss) Per Common Share -
  Basic and Diluted:
  Loss from Continuing Operations   $      0.00   $     (0.01)  $    (0.01)  $     (0.02)
  Extraordinary Items                      0.00          0.01         0.00          0.01
-----------------------------------------------------------------------------------------
Net Income (Loss)                   $      0.00   $      0.00   $    (0.01)  $     (0.01)
-----------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
                                                                (U.S. Dollars)
Nine Months Ended May 31,                                     2003         2002
--------------------------------------------------------------------------------
Cash Flows from Operating Activities

Net Loss for the Period                                  $(503,616)   $(213,411)
Non-Cash Adjustments:
Amortization of Marketing Rights                            29,748      101,053
Bad Debts                                                   27,416           --
Compensation Expense on Stock Option Grants                     --       11,750
Consulting Services Paid by Shareholders                        --      135,000
Contributed Services                                            --        6,000
Gain from Cancellation of Marketing Rights Agreement            --     (237,257)
Interest on Director/Stockholder Loans                          --        7,172
Loss on Impairment of Marketing Rights                     171,067           --
Shares Issued to Consultants                                15,000       90,000

Changes in Assets and Liabilities:
Accounts Receivable                                       (133,144)     (92,232)
Other Receivables                                               --       (7,774)
Inventory                                                  (10,337)     (69,150)
Prepaid Expenses                                            98,500      (70,000)
Deposits                                                   (38,160)     (52,392)
Accounts Payable                                            41,013      (36,861)
Deferred Revenue                                             7,437           --
--------------------------------------------------------------------------------
Net Cash Flows from Operating Activities                  (295,076)    (428,102)
--------------------------------------------------------------------------------
Cash Flows from Investing Activities                            --           --
--------------------------------------------------------------------------------
Cash Flows from Financing Activities
Advances from (Repayments to) Director                      46,434      (27,489)
Advances from (Repayments to) Stockholders                  26,460      (76,358)
Proceeds from Stock Purchase Agreement                          --      583,704
--------------------------------------------------------------------------------
Net Cash Flows from Financing Activities                    72,894      479,857
--------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                   (222,182)      51,755

Cash and Cash Equivalents - Beginning of Period            223,157           --
--------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Period                $     975    $  51,755
--------------------------------------------------------------------------------

                                                                   - continued -

  The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
--------------------------------------------------------------------------------

                                                               (U.S. Dollars)
Nine Months Ended May 31,                                     2003        2002
--------------------------------------------------------------------------------

Supplemental Disclosures
--------------------------------------------------------------------------------

Interest Paid                                             $     --  $       --
Income Taxes Paid                                         $     --  $       --
--------------------------------------------------------------------------------


NON-CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------

Commitment for Purchase of Shares for Cancellation        $ 81,699  $       --
--------------------------------------------------------------------------------

Acquisition of Marketing Rights                           $     --  $  238,000
Purchase Price Paid via Issuance of Common Stock                --         (25)
Purchase Price Paid via Granting of Stock Options               --    (237,975)
--------------------------------------------------------------------------------

Total Cash Paid for Marketing Rights                      $     --  $       --
--------------------------------------------------------------------------------

Write-Off of Marketing Rights - Net of Accumulated        $     --  $ (762,743)
Amortization
Cancellation of Obligation to 1421209 Ontario Limited           --   1,000,000
--------------------------------------------------------------------------------

Gain from Cancellation of Marketing Rights Agreement      $     --  $  237,257
--------------------------------------------------------------------------------

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

Note B -  Accounts Receivable and Allowance for Doubtful Accounts
          Accounts receivable are stated net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances and taking into consideration the age of past due accounts.

Note C -  Marketing Rights
          ELCE International Inc.
          The Company purchased the exclusive marketing rights to distribute the water activator products of "ELCE International Inc." ("ELCE") in Canada from ELCE. The acquisition occurred on January 15, 2002 in which Ozolutions Inc. received the rights to begin distributing the products of ELCE. For the rights received, the Company issued 25,000 restricted shares of Ozolutions Inc. common stock and granted options to purchase 500,0000 common shares at $0.50 per share. The options had a one-year term and have been extended for one additional year. The contract for the Canada territory was being amortized over the useful life of four years which represented the contractual term of one year plus three automatic renewal extensions of one year each.

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

                                                                   - continued -

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note C -  Marketing Rights - continued
          In December 2002, the agreement with ELCE International, Inc. in Canada was verbally amended to waive the purchase of any units from December 1, 2002 through February 28, 2003. Beginning March 1, 2003, the Company would have been required to purchase 105 units every three months. All other terms of the agreement remained in place. The agreement was renewed in January 2003 for the first year of the three year renewal term.

          On February 28, 2003, the Company determined that it would not continue with the monthly purchase commitments for ELCE in Canada. As a result, the Company lost the exclusive marketing rights to distribute the ELCE products in Canada. In addition, the previously agreed upon distributor's discount on purchases was decreased from 40% to 30%. Based on the above, the Company wrote off the remaining carrying value of the exclusive marketing rights at February 28, 2003 which resulted in a charge to operations in the second quarter of 2003 in the amount of $171,067.

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

                                                                   - continued -

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note D -  Consulting and Advisory Agreements - continued
          On January 11, 2002, the Company entered into a financial consulting and investment banking agreement with Chapman, Spira & Carson LLC ("Chapman"). The purpose of the agreement was to assist the Company with general business and financial consulting and obtain equity and debt financing up to $2 million on terms agreeable to the Company.
          Upon the receipt of the initial financing proceeds, the Company was required to pay a non-refundable retainer fee of $25,000 and would have issued 200,000 restricted shares of Ozolutions, Inc. common stock. In addition, the Company would then begin to pay $5,000 per month for consulting and service fees for the subsequent 24 months. The Company would have paid a commission of 7 1/2% on any subsequent financing arrangements and was obligated to issue an additional
          1,000,000 shares of Ozolutions, Inc. common stock upon completion of the full $2 million financing. As of May 31, 2002, the Company had paid $3,000 of the $25,000 retainer fee in advance. In June 2002, Chapman cancelled this agreement.

          In June 2002, Chapman made a demand for arbitration through the American Arbitration Association as provided in the agreement claiming $50,000 in fees, plus nine percent interest, and 200,000 shares of the Company's common stock. On November 18, 2002, the Company had an arbitration hearing regarding the Chapman issue. At that time, the judge sent both parties back to prepare additional information. Such information was presented on December 18, 2002. In February 2003, the judge returned a verdict against Chapman and awarded the Company approximately $22,000. The amount has not been recorded in the accompanying financial statements as the Company is uncertain that the payment will be received.

Note E -  Proposed Acquisitions
          In May 2002, the Company signed a letter of intent to acquire the assets of Electrical Systems in Engineering ("ESE") and 100% of the outstanding common and preferred shares of Specdex Inc. As proposed, the Company will pay approximately $1,500,000 in cash to acquire the assets of ESE and, following acquisition of the ESE assets, Ozolutions will issue 4,536,500 restricted common shares to acquire all outstanding common and preferred shares of Specdex Inc. Specdex Inc. will become a wholly owned subsidiary of the Company, with Specdex Inc. fully responsible for managing the ESE division. If the Specdex Inc. acquisition is not completed, the ESE acquisition will revert to Specdex Inc. Upon completion of the Specdex Inc. acquisition, Patent #P190-1 APP 3-60/307, 896 (Business Process Modeling of Wholesale Procurement), whose rights are held by William A. Hurley, will be assigned to Specdex Inc. and subsequently assigned to Ozolutions Inc. upon completion of certain compensation to William A. Hurley by Specdex Inc. covered by an existing agreement. Completion of these transactions is subject to a number of contingencies, including, completion of due diligence review of the parties involved, negotiation of definitive agreements between the parties, and arranging for the financing required to pay the consideration for the companies and assets to be acquired.

          In May 2003, the Company and Specdex Inc. mutually agreed to abandon the intended purchase of Specdex Inc. The Company will not be required to issue the 4,536,500 restricted common shares. Specdex Inc., however, will provide consulting services on a fee basis to the Company to assist the Company in the effective distribution of its water treatment products. The terms of the ESE acquisition remain unchanged.

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note F -  Related Party Transactions
          In May 2003, the Company recognized individual sales to a stockholder and to a director in the amount of $1,600 each. The applicable outstanding receivable balance of $3,424 at May 31, 2003 includes the sales price and the GST amount of $224 to be collected.

Note G -  Going Concern
          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $503,616 for the nine months ended May 31, 2003. As a result, there is an accumulated deficit of $1,521,432 at May 31, 2003.

          The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note H -  Recently Issued Accounting Standards
          In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002 and for financial reports containing financial statements for interim periods beginning after December 15, 2002.

          The Company has adopted SFAS 148 and has determined that it has had no impact on the financial position and results of operations for the period ended May 31, 2003.

Note I -  Subsequent Events
          During July 2003, the Company obtained a commitment for a long-term financing agreement for $5,000,000 with U.S. Capital Financing, Inc. The financing commitment is comprised of the following: $2,500,000 of secured senior debt with a five-year term and a ten-year amortization with an automatic option to extend for five additional years, with principal and interest of 11.25% due at the end of the loan period; issuance of 8,000,000 restricted common shares of the Company's stock with options to return 4,000,000 shares for $1,250,000 at the end of five and ten years, respectively. The 8,000,000 restricted common shares have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from registration. The Company was required to pay a $50,000 commitment fee, $40,000 of which was paid by May 31, 2003. The Company is also required to pay a $250,000 annual consulting fee to U.S. Capital Financing, Inc. for ten years with an automatic reduction to $125,000 annually if the option to return 4,000,000 shares is exercised after five years. It is expected that the Company will be able to make its first drawdown of funds in July 2003.

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

     We have deposits with Hankin and orders for 25 EntrOzone units, but Hankin has delayed delivery of these water treatment units because of ongoing design and development work believed by Hankin to be required by environmental regulatory emphasis on multi-barrier treatment systems. The EntrOzone unit now includes ozone treatment, ultra violet treatment, and a filtration system, which combined offer protection against the widest possible range of contaminants. Now that Hankin has finally completed the design and ozone power refinements of the EntrOzone, delivery of initial production units is now expected to begin in September of 2003.

     In August 2002, the President of Hankin made a number of technical presentations on our behalf to public and private water authorities in Costa Rica resulting in several large dollar ozone based water treatment system proposals, which are currently under consideration and may result in orders in 2003. The customer is required to secure the project financing. Once done, Ozolutions will receive adequate funds to provide Hankin with the working capital to design and build the necessary equipment and provide technical supervision over installation and testing on site.

Water-activated Technology

     In August 2001, we acquired non-exclusive distribution rights to an activated water system from ELCE International Inc. ("ELCE") for the certain markets including Panama, Peru and Jamaica. No fees were paid for these rights.

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

     We are continuing to conduct ELCE shrimp larvae and algae tests in Panama and have recently commenced field tests at the shrimp farms. In Peru, once the economic climate improves, we expect to install ELCE test units in ships and factories that service the fishmeal industry. Once these tests have been successfully completed, we believe shrimp and fishmeal operations in Panama and Peru will represent major sales opportunities. We will also intend to install, through our Peruvian agent, ELCE test units in medical clinics, hospitals and various agricultural sites.

     Through our Canadian West Coast agent, ELCE test units are being installed for use in connection with certain fish industry operations, self brew wine operations and radiant heating systems. In addition, tests are being designed for ELCE use in flower growing with roses, daffodils and irises.

     In Ontario, an ELCE test unit has been installed in a dairy farm operation where we expect to improve milk production and several home units have been installed where we expect to reduce circulatory problems. We have been working very closely with several Ontario mechanical contractors who have their own significant client base and the technical expertise to select and install the appropriate ELCE equipment and provide ongoing monitoring of the system. A similar arrangement is being pursued with a west coast mechanical contractor who will be testing both boiler and cooling/refrigeration applications. ELCE has conducted extensive tests using water activation with evaporative condensers and have demonstrated significant energy savings due to ELCE's ability to remove scale buildup which can radically decrease operating efficiency while increasing energy consumption.

Proposed Acquisition

     On May 22, 2002, Ozolutions signed a letter of intent to acquire the assets of Electrical Systems Engineering ("ESE"). As proposed, Ozolutions will pay approximately $1,500,000 in cash to acquire the assets of ESE. Completion of these transactions is subject to a number of contingencies, including, completion of due diligence review of the parties involved, negotiation of definitive agreements between the parties and arranging for the financing required to pay the consideration for the companies and assets to be acquired. Ozolutions is in the process of obtaining the financing necessary for the acquisition as discussed below. Should we be unable to obtain the required financing, we may be forced to abandon the letter of intent and the proposed acquisition.

     The May 2002 letter of intent also contemplated the acquisition of Specdex, Inc., which, as a subsidiary of Ozolutions, would be responsible for managing the ESE business. In May 2003 Ozolutions and Specdex Inc. mutually agreed to abandon the intended purchase of Specdex Inc. We expect Specdex Inc., will provide consulting services on a fee basis to Ozolutions to assist us in the effective distribution of our water treatment products. The terms of the ESE acquisition remain unchanged.

Results of Operations for the three months ended May 31, 2003 compared to May 31, 2002.

     Revenues for the three months ended May 31, 2003, decreased $84,000 to $5,000 from $89,000 for the prior period. The decrease is due to the length of time required to complete the various tests that are required to effect sales of ELCE products. We have determined that our customers need to have evidence that ELCE works in the countries where we are marketing ELCE products. Once proven, we believe we will be able to use the evidence from these tests to make sales to similar industries or customers who have the same kind of water treatment problems. To date, all sales were generated from the sale of ELCE products.

     Gross profit for the three months ended May 31, 2003 was $279 or 5% of sales compared to $26,998 or 30% of sales for the prior period. The decrease in gross profit as a percentage of sales from previous quarters was due to the purchase of supplies, which are expensed immediately rather then capitalized as inventory.

     Expenses for the three months ended May 31, 2003 decreased $150,000 to $71,000 from $221,000 for the three months ended May 31, 2002. This decrease was due to a decrease in amortization of marketing rights of $65,000 attributable to the write off of the Hankin Marketing rights in April 2002 and the ELCE marketing rights in February 2003, which resulted in no additional amortization being required. In addition, marketing expense and consulting fees have decreased $40,000 and $73,000, respectively due to the higher expenses in 2002 related to the launch of the ELCE products. This was offset by an increase in bad debt expense of $27,000 related to recording an allowance for doubtful accounts in the third quarter of 2003.

     The net loss from continuing operations for the three months ended May 31, 2003 decreased by $124,000 to $70,000 from $194,000 for the three months ended May 31, 2002 due to the factors discussed above.

     During the three months ended May 31, 2002, an extraordinary gain of $237,000 was recorded related to the cancellation of the original marketing rights agreement with 1421209 Ontario Limited for the Hankin products.

      The net loss for the three months ended May 31, 2003 was $70,000 compared to net income of $43,000 for the three months ended May 31, 2002 due to the factors discussed above.

Results of Operations for the nine months ended May 31, 2003 compared to May 31, 2002.

     Revenues for the nine months ended May 31, 2003, increased $53,000 to $142,000 from $89,000 for the prior period. The increase is due to the first sales being generated in the third quarter of fiscal year 2002. All sales were generated from the sale of ELCE products.

     Gross profit for the nine months ended May 31, 2003 was $44,186 or 31% of sales compared to $26,998 or 30% of sales for the prior period.

     Expenses for the nine months ended May 31, 2003 decreased $101,000 to $377,000 from $478,000 for the nine months ended May 31, 2002. This decrease was due to a decrease in amortization of marketing rights of $127,000 attributable to the write off of the Hankin Marketing rights in April 2002 and the ELCE marketing rights in February 2003, which resulted in no additional amortization being required. In addition, consulting fees have decreased $82,000 due to the higher expenses in 2002 related to the launch of the ELCE products. This was offset by an increase in bad debt expense of $27,000 related to recording an allowance for doubtful accounts in the third quarter of 2003, an increase in marketing related to the Hankin products of $33,000 and an increase in general and administrative expenses of $50,000 due to an increase in legal fees related to a pending lawsuit and arbitration.

     Other expenses for the nine months ended May 31, 2003 were $171,000 and represented the write off of the ELCE marketing rights due to the loss of exclusive rights as of February 28, 2003.

     The net loss from continuing operations for the nine months ended May 31, 2003 increased by $53,000 to $504,000 from $451,000 for the nine months ended May 31, 2002 due to the factors discussed above.

     During the nine months ended May 31, 2002, an extraordinary gain of $237,000 was recorded related to the cancellation of the original marketing rights agreement with 1421209 Ontario Limited for the Hankin products.

     The net loss for the nine months ended May 31, 2003 increased by $291,000 to $504,000 from $213,000 for the nine months ended May 31, 2002 due to the factors discussed above.

Liquidity and Capital Resources

     During July 2003, Ozolutions obtained a commitment for a long-term financing agreement for $5,000,000 with U.S. Capital Financing, Inc. The financing commitment is comprised of the following: $2,500,000 of secured senior debt with a five-year term and a ten-year amortization with an automatic option to extend for five additional years, with principal and interest of 11.25% due at the end of the loan period; issuance of 8,000,000 restricted common shares of Ozolutions' stock with options to return 4,000,000 shares for $1,250,000 at the end of five and ten years, respectively. The 8,000,000 restricted common shares have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from registration. Ozolutions was required to pay a $50,000 commitment fee, $40,000 of which was paid by May 31, 2003. Ozolutions is also required to pay a $250,000 annual consulting fee to U.S. Capital Financing, Inc. for ten years with an automatic reduction to $125,000 annually if the option to return 4,000,000 shares is exercised after five years. It is expected that Ozolutions will be able to make its first drawdown of funds in July 2003.

     Under distribution agreements with Hankin, product will be shipped by Hankin against purchase orders we place either directly to the end user or dealers. Accordingly, we do not require any significant amount of capital for Hankin inventory or facilities required to maintain and distribute inventory.

     We plan to keep future ELCE purchases to a minimum. We have arranged for a warehouse facility to store the ELCE inventory at $325 per month.

     As  discussed  below  under  the  caption  "Item  1.  Legal   Proceedings,"
Ozolutions is a party to a dispute. Management cannot predict at this time whether Ozolutions will incur any liability as a result of an adverse determination or ruling in this dispute. Should Ozolutions incur a substantial liability as a result of this dispute, which we believe is unlikely; Ozolutions' working capital would be adversely affected, which could cause Ozolutions to seek outside financing to improve its working capital position.

     Ozolutions believes its current level of general, selling and administrative expenses during the next twelve months will be approximately $325,000, of which $150,000 will be used for marketing and sales expenses including:

     *    production of printed sales and marketing materials;

     *    advertising, promotion and trade show participation;

     *    travel  expenses   associated  with  advancing  current  and  proposed
          projects in the Caribbean Zone and Latin America and

     *    travel  expenses   associated  with  establishing  a  Canadian  dealer
          network.

     The remaining $175,000 is the estimated cost of clerical and management staff, professional fees and facilities' costs required to operate over the next year based on our present situation.

     Currently, Ozolutions has $243,000 in net accounts receivable and $178,000 in inventory. Management believes that these resources, together with funds generated internally from product sales and successful completion of the long term financing will be sufficient to fund operations for the next twelve months.

     Upon successful completion of the long term financing described above, we will be able to expand our marketing and sales activities as well as add the additional resources required for general and administrative support. There will be increases in these expense areas of approximately $125,000 per year, which can be sustained once the financing has been obtained. In addition, the financing will allow us the ability to expand our current business and explore acquisitions of water related distribution companies.

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

Item 3.  Controls and Procedures

     With the participation of management, Ozolutions' chief executive officer and chief financial officer evaluated Ozolutions' disclosure controls and procedures on May 31, 2003. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Ozolutions' filing of its quarterly report on Form 10-QSB for the quarterly period ended May 31, 2003.

     Subsequent to May 31, 2003, through the date of this filing of Form 10-QSB for the quarterly period ended May 31, 2003, there have been no significant changes in Ozolutions' internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

     On January 11, 2002, Ozolutions entered into a financial consulting and investment banking agreement with Chapman, Spira & Carson LLC. The purpose of the agreement was to assist Ozolutions with general business and financial consulting and obtain equity and debt financing up to $2 million on terms agreeable to Ozolutions. Ozolutions believes that under the terms of the agreement it was obligated to pay a non-refundable retainer fee of $25,000 and issue 200,000 shares of Ozolutions common stock on the receipt of the initial financing proceeds. In addition, Ozolutions would then become obligated to pay $5,000 per month for consulting and service fees for the subsequent 24 months. Finally, the agreement provides that Ozolutions would pay a commission of 7 1/2 percent on any subsequent financing arrangements and would be obligated to issue an additional 1,000,000 shares of Ozolutions common stock upon completion of the full $2 million financing. As of May 31, 2002, Ozolutions had paid $3,000 of the $25,000 retainer fee in advance. In May 2002, Chapman, Spira & Carson made a claim that $30,000 was then due under the agreement, even though no funds had been raised for Ozolutions. In June 2002, Chapman, Spira & Carson made a demand for arbitration through the American Arbitration Association as provided in the agreement claiming $50,000 in fees, plus nine percent interest, and 200,000 shares of Ozolutions common stock. In November 2002 an arbitration hearing was held on the matter. The arbitrator requested both parties prepare additional information, which was submitted to the arbitrator in December 2002. In February 2003, the arbitrator returned a decision against Chapman, Spira & Carson and awarded the Ozolutions approximately $22,000. The amount has not been recorded in the accompanying financial statements, as Ozolutions is uncertain that the payment will be made.

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

                                          OZOLUTIONS, INC.



Date: July 15, 2003                       By: /s/ Max Weissengruber,
                                              Chief Executive Officer



Date: July 15, 2003                       By: /s/ Douglas Robertson,
                                              Chief Financial Officer

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


Date: July 15, 2003                       By: /s/ Max Weissengruber,
                                              Chief Executive Officer

                                  CERTIFICATION

I, Douglas Robertson, certify that:

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


Date: July 15, 2003                       By: /s/ Douglas Robertson,
                                              Chief Financial Officer