Form 10KSB
period 2003-08-31
OZOLUTIONS INC
filed 2004-01-22
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2003, or

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

The issuer's revenues for its most recent fiscal year:  $143,636.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on December 31, 2003, was $1,700,000.

As of December 31, 2003, the Registrant had outstanding 34,004,226 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                    Page

Part I

1.    Description of Business                                                3

2.    Description of Properties                                              9

3.    Legal Proceedings                                                      9

4.    Submission of Matters to a Vote of Security Holders                    9

Part II

5.    Market for Common Equity and Related Stockholder Matters               9

6.    Management's Discussion and Analysis or Plan of Operation             10

7.    Financial Statements                                                  15

8.    Changes in and Disagreements with Accountants                         15
      on Accounting and Financial Disclosure

8A.   Controls and Procedures                                               16

Part III

9.    Directors, Executive Officers, Promoters and Control                  16
      Persons; Compliance with Section 16(a) of the Exchange Act

10.   Executive Compensation                                                17

11.   Security Ownership of Certain Beneficial Owners and Management        19

12.   Certain Relationships and Related Transactions                        20

13.   Exhibits and Reports on Form 8-K                                      20

Signatures                                                                  22

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Our Company

     Ozolutions Inc., a Delaware corporation, is a company engaged in the business of distributing ozone, ultra violet and activated water treatment systems. Ozone water treatment systems are based on ozonation, which is the treatment of water with ozone gas to purify the water. Ozone systems include an ozone generator that applies an electrical discharge to oxygen or ambient air to produce ozone, and a transfer system for injecting the ozone into a water stream to oxidize or purify the water.

     Ultra Violet water treatment systems do not use chemicals and are capable of disinfecting water faster than chlorine. UV disinfection takes place as water flows through an irradiation chamber where microorganisms in the water are inactivated as the UV light is absorbed preventing microbes from replicating.

     Activated water treatment systems use water flow over ceramic granules to generate, from the resulting friction, electric charges in the water. This activated water facilitates the removal of scale build-up in water pipes, enhances the operation of water purification systems by softening the outside surface of microorganisms, reduces energy costs, eliminates the use of corrosive chemicals in equipment and is environmentally friendly.

     We have yet to generate significant revenue from operations. Revenues for the year ended August 31, 2003 were $143,636. We had a net loss of $607,564 for the year ended August 31, 2003. Ozolutions has no history of profitable operations on which to base a judgment regarding our future operations. Our operations and resulting cash flows are subject to all of the risks inherent in an emerging business enterprise, which has not achieved profitability. There can be no assurance that product sales made by us in the future will be at volumes and prices sufficient for us to achieve and maintain profitable operations.

     Ozolutions' offices are located at 30 Denver Crescent, Suite 200, Toronto, Ontario, Canada M2J 1G8, where our telephone number is (416) 490-0254.

Hankin Products

     Hankin Ozone Systems, LTD offers a variety of medium to large size ozone process equipment for use in treating water for recreational, industrial, municipal and other commercial applications. These would include swimming and wave pool facilities, treatment of industrial effluent, treatment of cooling tower water, municipal water treatment, purification of drinking water, and bottled water purification. The equipment consists of modules or component parts that can be configured to meet the specific treatment needs of the customer. In unusual applications, Hankin can design custom systems for the customer. The price for ozone process systems ranges from $30,000 for medium-sized systems to $200,000 for larger systems.

     The EntrOzone is a smaller, self-contained multi barrier ozone process system, which also uses ultra violet and carbon filtration to protect against the widest possible range of contaminents. Designed by Hankin for the consumer market, it incorporates the latest electronics and semi-conductor technology integrated with a dielectric assembly to provide a low-cost, high efficiency ozone generator. Perhaps the most significant feature of the EntrOzone is its great versatility. Due to its size, weight and energy consumption, it is well suited to a number of small ozone treatment applications, including laboratory use, ultra pure water and residential/cottage use.

     The EntrOzone comes cabinet mounted with connections in the rear of the unit. Controls are front panel mounted for easy access. Electrical components are maintained at a cool operating temperature by a cabinet mounted fan. Tubing and fittings in contact with ozonated gas are constructed of glass, 316 stainless steel or Teflon.

     When we place an order with Hankin, we will pay 50% of the total invoice price with the balance due net 30 days after delivery. We believe we can obtain delivery of units within 30 days of order, so we plan on placing orders for product against orders we receive from our dealers and direct sale customers. Dealers and customers are required to pay 50% of the invoice price at the time of ordering with the balance due on the date of delivery. No units will be ordered for a dealer or customer unless Ozolutions receives the initial deposit, and units will only be delivered against payment of the remaining purchase price.

     We have deposits and orders with Hankin for 25 EntrOzone units, but Hankin has delayed delivery of these water treatment units because of ongoing design and development work believed by Hankin to be required by environmental regulatory emphasis on multi-barrier treatment systems. The EntrOzone unit now includes ozone treatment, ultra violet treatment, and a filtration system, which combined offer protection against the widest possible range of contaminants. Hankin has not been able to provide us with a production commencement date for the EntrOzone.

     The EntrOzone carries a one-year warranty from Hankin against defects in material and workmanship. Defective units can be returned to Ozolutions for warranty repairs by Hankin or for replacement.

     In Ontario, Canada, Ozolutions is the exclusive distributor for Hankin's EntrOzone and related products. We do not hold marketing rights for any of the larger Hankin systems in Ontario. The distribution agreement for this smaller system covering Ontario is for a term of three years commencing June 2001 and is renewable for two additional three-year terms without minimum sale requirements. We are required to use our best efforts to procure orders in the territory and to maintain a sales force for that purpose. Under the agreement we purchase the EntrOzone and related products from Hankin at published prices to all distributors and, if there are no published prices, at prices no higher than those charged other distributors. We can also distribute the EntrOzone in Mexico and the Caribbean but have not developed marketing plans for the EntrOzone in these areas.

     In Mexico and the Caribbean Zone (countries located in or bordering on the Caribbean Ocean with the exception of Mexico and Cuba) Ozolutions is entitled to market, on an exclusive basis, medium to large size Hankin ozone generating equipment systems used for water treatment in various applications. Each distribution agreement is for a term of three years commencing June 2002 and is renewable for two additional three-year terms. In order to obtain renewal of our exclusive marketing rights in Mexico only, we must obtain at least CDN$1,000,000 (approximately USD$770,000 based on current exchange rates) of sales in each three-year term of the agreement.. Due to this condition in the distribution contract for Mexico, we have focused on marketing Hankin products in Mexico and expect we will continue to do so through the first six months of 2004. We are required to use our best efforts to procure orders in the territories and to maintain a sales force in each territory. Each order or contract for purchase of a Hankin system must be submitted to Hankin for final pricing and approval, and we receive a commission on the final contract price, excluding any portion of the price attributable to consulting, engineering and design services provided by Hankin and post installation maintenance and repair.

Our commission is

      * 10% of the first CDN$100,000 of the contract price (approximately USD$77,000 based on current exchange rates),

      * 7.5% of the next CDN$100,000 (approximately USD$77,000 based on current exchange rates),

      * 6% of the next CDN$300,000 (approximately USD$231,000 based on current exchange rates),

      * 2% of the next CDN$500,000 (approximately USD$385,000 based on current exchange rates), and

      *     1% of any remaining amount.

     A territory fee of CDN$50,000 (USD$37,000) was required to secure the marketing rights in Mexico. Of this fee, CDN$15,000 (USD$11,550) has been paid and the balance is payable out of 10% of our commission earned on product sales.

     The President of Hankin has made a number of technical presentations on our behalf to public and private water authorities in Costa Rica resulting in several large dollar ozone based water treatment system proposals, which are currently under consideration and may result in orders in 2004. The customer is required to secure the project financing. Once done, Ozolutions will receive adequate funds to provide Hankin with the working capital to design and build the necessary equipment and provide technical supervision over installation and testing on site.

ELCE Products

     ELCE International's water activation systems use water flow over ceramic granules to generate, from the resulting friction, electric charges in the water. This activated water facilitates the removal of scale build-up in water pipes and enhances the operation of water purification systems by softening the outside surface of microorganisms. ELCE products are also believed to enhance plant productivity and extend the life of cut flowers. Initial tests with retail wine making outlets indicate that triple activated water improves the taste and alcohol content of wine treated by ELCE technology.

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

      *     Higher sanitary capability;

      *     Deodorizing effect

      *     Stronger dispersing capability;

      *     Reduced energy costs; and

      *     Elimination of toxic chemical cleaning costs.

     In January 2002, we acquired from ELCE the exclusive marketing rights to distribute its water-activated products in Canada. We issued 25,000 restricted common shares and granted options to purchase 500,000 common shares at $0.50 per share.

     In December 2002, the agreement with ELCE for the Canadian marketing rights was verbally amended to waive the purchase of any units from December 1, 2002 through February 28, 2003. Beginning March 1, 2003, Ozolutions would have been required to purchase 105 units every three months. On February 28, 2003, Ozolutions decided that it would not continue with the monthly purchase commitments for ELCE in Canada as the testing required to sell the units was taking much more time than was originally expected. As a result, Ozolutions lost the exclusive marketing rights to distribute the ELCE products in Canada. In addition, our distributor's discount on purchases was decreased from 40% to 30%. In order to maintain the existing relationship in Canada, Ozolutions issued 250,000 restricted shares of Ozolutions Inc. common stock to the President of ELCE International pending a renegotiation of a new exclusive agreement for Canada scheduled for early 2004 and cancelled the option to purchase 500,000 common shares at $0.50 per share.

     ELCE shrimp larvae and algae tests in Panama have been discontinued since larvae, once they are transferred into large outdoor locations, do not produce growth comparable to laboratory growth results and, therefore, the use of ELCE units in this application is not economically feasible. In Peru, once the economic climate improves, we expect to install ELCE test units in ships and factories that service the fishmeal industry. Once these tests have been successfully completed, we believe fishmeal operations in Peru will represent major sales opportunities.

     Through our Canadian West Coast agent, ELCE test units have been installed for use in connection with self brew wine operations, nursery growing operations and cut flower operations for enhanced shelf life.

     In Ontario, an ELCE test unit has been installed in a dairy farm operation where we expect to improve milk production. Several home units have been installed where we expect to reduce circulatory problems. We have been working very closely with several Ontario mechanical contractors who have their own significant client base and the technical expertise to select and install the appropriate ELCE equipment in conjunction with evaporative condensers, cooling towers, boilers and heat exchange systems. A similar arrangement is being pursued with a West Coast mechanical contractor who will also be testing both boiler and cooling/refrigeration applications. ELCE has conducted extensive tests using water activation with evaporative condensers and has demonstrated significant energy savings and discontinuation of corrosive chemicals due to ELCE's ability to remove scale buildup that can radically decrease operating efficiency while increasing energy consumption.

UV Pure Products

     Ozolutions is currently negotiating distribution agreements with UV Pure Technologies Inc. a Toronto based manufacturer of Ultra Violet drinking water treatment systems. UV Pure products have exceeded NSF 55A rigorous drinking water purification standards, which means the system will disinfect, as a primary disinfectant, untreated water sources containing viruses, bacteria, cryptosporidium, giardia, legionella and E.coli. Certified to disinfect up to 13 US gallons per minute or 50 litres per minute, the Hallett 13 model uses two high-output UV lamps that target pathogens with ultra violet light from 360 degrees. This patented Crossfire Technology uses dual smart UV sensors mounted in air which cannot foul, computerized alarms with an automatic shut-off and a fail-safe valve, which ensures that only safe water can enter the home. The Hallett 13 uses a rotating stainless steel wiper blade to continually clean the inside of the quartz tube eliminating fouling by minerals, the need for a water softener and the messy and difficult quartz cleaning chores of traditional ultra violet systems. Once we have completed distribution agreements with UV Pure, we intend to distribute these UV systems in select markets in the United States and Latin American countries focusing on homeowners who draw untreated water from wells and surface waters like ponds, lakes, or rivers. Payment terms for our customers will be a 50% deposit upon order and the balance upon shipment-FOB Toronto.

Marketing Strategy

     Historically, ozone based water treatment products were only available to medium and larger sized municipal, industrial and institutional users. The EntrOzone, which is a new product developed by Hankin, has the potential to increase greatly the number of units sold because it opens the market to consumers and smaller commercial and institutional customers. We are currently looking for dealers for the product. Our objective is to have dealers ready to offer the EntrOzone when Hankin commences production.

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

     We began our marketing efforts in Mexico and the Caribbean Zone in July 2000, and have identified a significant number of potential water treatment projects in Mexico. In this regard, we have identified a sub-distributor for our products in the La Region Costa in Mexico. We have yet to realize any revenue from the sale of ozone water treatment systems, but we expect we will complete sales of our first systems before the end of 2004. A system is sold when the water treatment unit is delivered and billed. In the Caribbean Zone, several large-scale municipal water treatment proposals have been submitted at the request of local authorities.

     We have aggressively marketed the ELCE water system in Canada and in this regard, have set up a West Coast distributor and are negotiating with several engineering firms to represent ELCE products in Canada. In Peru, we will be installing ELCE units in the ships and factories that service the fishmeal industry. Once further tests have been successfully completed and local economic conditions improve, we intend to make a focused marketing effort in the fishmeal industry.

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

     With the addition of the less expensive UV Pure ultra violet products, Ozolutions will be in a position to offer two alternatives to the homeowner seeking maximum drinking water safety using both a combination of dealer networks and direct selling.

Government Regulation

     Ozolutions sales activity in various countries may be subject to local business licensing requirements to the extent such requirements exist in a given country. We do not believe these licensing requirements represent a significant barrier to our distribution business. Generally, on sale of Hankin,Ultra Violet or ELCE products in various countries, Hankin , UV Pure or ELCE are responsible for complying with any import and installation regulations applicable to the systems sold. The adoption of NAFTA several years ago has removed any significant barriers to the importation of Hankin, UV Pure and ELCE products in the countries where we will be pursuing our sales efforts.

Employees

     As of August 31, 2003, Ozolutions utilized a total of 3 consultants including two executives and one part time clerical employee. Ozolutions has experienced no work stoppages and believes that its relations with its consultants are good.

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

                        ITEM 2. DESCRIPTION OF PROPERTIES

     Ozolutions uses approximately 400 square feet of office space at 30 Denver Crescent, Suite 200, Toronto, Ontario, Canada M2J 1G8, provided by Max Weissengruber, one of its officers and directors, at no charge. We believe this space will be adequate for our needs for at least the next 12 months. Ozolutions rents storage space in Toronto on a month-to-month basis for maintaining a limited inventory of product. The cost of this space is USD$300 per month.

                            ITEM 3. LEGAL PROCEEDINGS

     On June 5, 2002, Ozolutions entered into advisory agreements with the firms of David Michael, LLC, and Feng Shui Consulting, Inc. The purpose of the advisory agreements was to assist Ozolutions in effecting the purchase of businesses and assets relative to its business and growth strategy, acquisition of other operations or businesses, general business and financial consulting, and the introduction of Ozolutions to public relations firms and consultants and others that may assist Ozolutions in its plans. For the services described in their respective agreements, the advisors were to receive shares of Ozolutions common stock on the following schedule: June 5, 2002 - 400,000 shares; November 5, 2002 - 200,000 shares; December 5, 2002 - 200,000 shares; March 5, 2002 -
150,000 shares. Pursuant to this schedule, 400,000 shares were issued to each of the consulting firms. The agreements were cancelled by Ozolutions on November 26, 2002, and, subsequently, efforts were made to renegotiate the agreements without success. In June 2002, David Michael, LLC, and Feng Shui Consulting, Inc., filed a suit in Federal District Court, District of Utah, case number 2:02CV-0538 ST, against Ozolutions for breach of contract for failure to issue additional shares of common stock under the agreements. Ozolutions filed an answer, counter claims, and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction. The parties are now pursuing discovery. Management believes the suit is without merit and intends to vigorously defend its position. Management does not believe the range of loss, if any, can be reasonably estimated at this time.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the year ended August 31, 2003.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market and Stockholder Information

     The common stock of Ozolutions trades in the over-the-counter market under the symbol "OZLU." The following table sets forth, for the respective periods indicated, the prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Fiscal Quarter Ended               High Bid ($)               Low Bid ($)

November 30, 2001                     2.40                       0.32
February 28, 2002                     1.00                       0.21
May 31, 2002                          0.76                       0.09
August 31, 2002                       0.30                       0.09

November30,2002                       0.20                       0.08
February 28, 2003                     0.12                       0.08
May 31, 2003                          0.14                       0.05
August 31, 2003                       0.15                       0.02

     Since its inception, no dividends have been paid on our common stock. Ozolutions intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

     At August 31, 2003, there were approximately 1,895 holders of record of our Common Stock.

Recent Sales of Securities

None

      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     Ozolutions is an international marketer and distributor of water purification systems using ozone, ultra violet and water activator technology. The markets we are primarily targeting are Canada, Mexico and the Caribbean zone, including Panama, Costa Rica, El Salvador and Peru.

Ozone Technology

     Ozolutions purchased the distribution rights to Hankin products from 1421209 Ontario Limited for 8,000,000 shares of Ozolutions common stock, $17,217 cash paid at closing, and an additional $1,000,000 payable in installments. The 8,000,000 shares of common stock were delivered to 1421209 Ontario Limited in November 2000. 1421209 Ontario Limited subsequently transferred 2,000,000 shares to third parties and now holds 6,000,000 shares. There was no affiliation between 1421209 Ontario Limited and Ozolutions prior to the purchase of the distribution rights. Ozolutions has offered to buy back Ontario's 6,000,000 shares for return to Treasury for $82,000 which transaction is expected to be concluded early in 2004 when Ozolutions anticipates receipt of the proceeds from a major financing discussed under Financing of Proposed Acquisitions. Ozolutions did not make any of the required cash payments related to the $1,000,000.

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

     We have orders for 25 EntrOzone units but delivery of the water product has been delayed because of design and development work believed by Hankin to be required by environmental regulatory emphasis on multi-barrier treatment systems. The EntrOzone unit now includes ozone treatment, ultra violet treatment, and a filtration system, which combined offer protection against the widest possible range of contaminants.

     The President of Hankin has made a number of technical presentations to public and private water authorities in Costa Rica resulting in several large dollar ozone based water treatment proposals currently under consideration.

Water-activated Technology

     In August 2001, we acquired non-exclusive distribution rights to an activated water system from ELCE International Inc. for Mexico and the Caribbean Markets including Panama, Costa Rica, Ecuador and Jamaica. No fees were paid for these rights.

     In January 2002, we acquired the exclusive marketing rights to distribute the water-activated products of ELCE in Canada from ELCE. We issued 25,000 restricted common shares to maintain Canadian rights and issued an option to purchase 500,000 common shares to the President of ELCE International at $0.50 per share which would expire in February 2004. In March 2002, we obtained exclusive marketing rights for Costa Rica for no consideration. However, in December of 2002, we did not meet the purchase commitment related to the Costa Rican agreement and lost the rights to sell ELCE products in Costa Rica. In September 2003, Ozolutions approved the issuance of 250,000 restricted common shares to the President of ELCE International and the cancellation of the option to purchase 500,000 common shares at $0.50 per share in order to maintain the existing relationship in Canada.

     We had conducted promising ELCE shrimp larvae and algae laboratory tests in Panama. However, once larvae were transferred to outdoor farms, similar gains in size and health were not achieved and the use of ELCE units in the shrimp industry was proven to be uneconomical at the present time.

     In Peru, we intend to install ELCE units in ships and factories that service the fishmeal industry, once general economic conditions improve. When further tests have been successfully completed, we believe fishmeal operations in Peru represent major sales opportunities.

     Through our Canadian West Coast agent ELCE units are being tested in nursery locations where initial results show improvements in root, stem and flower growth of roses. Trials with cut flowers also indicate economic shelf life can be extended through ELCE water activation. Year-long tests with retail wine making outlets have indicated that taste and alcohol content have improved with the use of triple activated water. Early in January 2004, sales efforts will concentrate on sales to the several hundred Canadian outlets of a nationally franchised company.

     In Ontario, Ozolutions is vigorously pursuing alliances with consulting/service engineering firms and contractors who service boiler, air conditioning and refrigeration installations. These firms have both the technical expertise and customer bases to install and monitor the effectiveness of ELCE under Canadian specific conditions, a major element in the successful introduction of innovative water treatment technology.

     In 2004, we will be conducting two research studies using ELCE water activation technology. The Drinking Water Research Group at the University of Toronto will examine the effectiveness of ELCE water activation in preventing the buildup of mineral deposits on Ultra Violet systems. Once this fouling occurs, Ultra Violet systems are not effective and normally have to be shut down and deposits removed. If ELCE can keep Ultra Violet systems free from mineral contamination, UV systems can continue to provide effective contamination elimination without interruption.

     A large Agricultural Research Group will be conducting a study to determine ELCE's ability to increase milk yield in dairy cows. Earlier studies in Japan have indicated that milk yield can improve by up to 10 percent when cows receive ELCE activated water. A 24-cow herd will be divided into an experimental group and a control group. The experimental group will receive ELCE activated water for a predetermined period and milk yield will be carefully tracked while the control group receives normal water. Then the process will be reversed with the control group now receiving ELCE activated water while the experimental group reverts to regular water consumption. At the end of the test period, comparisons will be made between ELCE activated water results versus normal water consumption with the assumption being that if the cows produce greater yields on ELCE water, no other factors could account for the documented increase in milk production.

UV Pure Products

     In order to provide viable  technology  and pricing  options to residential
customers  for  drinking  water  solutions,   Ozolutions  has  been  negotiating
distribution agreements with UV Pure, a Toronto based manufacturer of ultra violet products which have received NSF certification under standard 55 A. Both UV Pure's 13 US gallon per minute and 30 gallon per minute models will safely disinfect water, as a primary disinfectant, from untreated sources containing bacteria, E-coli, viruses and parasites such as giardia and cryptosporidium.

     UV Pure's patented CrossFire Technology uses two high output UV lamps, unlike traditional UV systems which use a single lamp. UV Pure's design can target pathogens from 360 degrees. Two smart sensors ensure that only safe water can enter the home due to an automated shut-off and a fail-safe valve that prevents contaminated water from entering the home.

     To prevent fouling by minerals in water, a stainless steel wiper blade keeps the quartz reflecting surface clean and eliminates the need for water softening equipment.

     We anticipate completing distribution agreements with UV Pure early in 2004 and intend to distribute these ultra violet home treatment systems in select markets in Latin America and the United States. We will not be building significant inventories but will order units based on customer orders. Payment terms for our customers will be a 50% deposit upon receipt of order with the balance due upon shipment-FOB Toronto.

Financing of Proposed Acquisitions

     On May 22, 2002, Ozolutions had originally signed a letter of intent to acquire the assets of Electrical Systems Engineering ("ESE"),an electrical parts distribution company, and 100% of the outstanding common and preferred shares of Specdex Inc., a California based software company with proprietary distribution oriented technology. However, in 2003, Ozolutions decided to pursue the acquisition of U.S. based water treatment distribution companies and agreed to terminate the original agreement with Specdex Inc.at no cost to either party.

     In April 2003, Ozolutions accepted a $5,000,000 financing proposal from U.S.Capital Inc., a California based investment banking firm. The financing commitment is comprised of the following elements:

     o $2,500,000 will be provided in the form of secured senior debt. The debt has a 5 year term with a 10 year amortization and an automatic option to extend for another 5 years. Principal and interest will be due at the end of 10 years. The simple interest rate is 11.25 % per year.
     o 8,000,000 restricted common shares will be issued for $2,500,000 with a put option to buy back 4,000,000 shares for $1,250,000 at the end of 5 years and 4,000,000 shares for $1,250,000 at the end of 10 years. Ozolutions will pay an annual consulting fee of 10% per year of the amount outstanding under this part of the financing agreement.
     o Ozolutions has paid a $ 50,000 commitment fee to secure the financing which is expected to be concluded in January 2004.

     Ozolutions believes that this long term financing will enable it to expand its sales and marketing efforts for its chemical free water treatment technologies and fund the acquisition of established water treatment companies in the United States.

Results of Operations for the Years ended August 31, 2003 and 2002.

     For the year ended August 31, 2003, Ozolutions recorded revenues in the amount of $144,000 as compared to $135,000 in the prior year. All sales were for the sale of ELCE products. Cost of goods sold for the year ended August 31, 2003 was $101,000 or 70.5% of sales compared to $98,000 or 72.8% of sales.

     Expenses for the year ended August 31, 2003 decreased $181,000 to $479,000 from $660,000 for the year ended August 31, 2002. This decrease was mainly due to a decrease in consulting fees of $74,000 due to a reduction in the consulting agreements we implemented to promote product sales and a reduction in technical consulting agreements and a decrease in marketing/sales expenses of $185,000 due to a decrease in amortization of marketing rights of $86,000 attributable to the write off of the Hankin Marketing rights in April 2002 and the ELCE marketing rights in February 2003, which resulted in no additional amortization being required. Marketing expense and consulting fees have alsso decreased due to the higher expenses in 2002 related to the launch of the ELCE products. This was offset by an increase in bad debt expense of $63,000 related to the establishment of an allowance for doubtful accounts and the write off of uncollectible accounts. Other expenses for the year ended August 31, 2003 were $171,000 and represented the write off of the ELCE marketing rights due to the loss of exclusive rights as of February 28, 2003.

     The net loss from continuing operations for the year ended August 31, 2003 decreased by $16,000 to $608,000 from $624,000 for the year ended August 31, 2002 mainly due to the factors discussed above.

     During the year ended August 31, 2002, an extraordinary gain of $237,000 was recorded related to the cancellation of the original marketing rights agreement with 1421209 Ontario Limited for the Hankin products.

     The net loss for the year ended August 31, 2003 increased by $222,000 to $608,000 from $386,000 for the year ended August 31, 2002 due to the factors discussed above.

Liquidity and Capital Resources

     Ozolutions operations used approximately $342,000 in cash during the year ended August 31, 2003. Cash required during the year ended August 31, 2003 came principally from advances from a director and stockholders in the amount of $119,000.

     As previously discussed, Ozolutions accepted a $5,000,000 financing proposal from U.S.Capital Inc., a California based investment banking firm. It is expected that Ozolutions will be able to make its first drawdown of funds in January or February 2004.

     Under distribution agreements with Hankin, product will be shipped by Hankin against purchase orders we place either directly to the end user or dealers. Accordingly, we do not require any significant amount of capital for Hankin inventory or facilities required to maintain and distribute inventory.

     We plan to keep ELCE purchases to a minimum and do not anticipate holding large amounts of ELCE product inventory at any one time. We have arranged for a warehouse facility to store the ELCE inventory at $300 per month.

     UV Pure products will be ordered when Ozolutions receives orders from customers who will pay a 50% deposit upon placement of orders with the balance due upon shipment FOB Toronto.

     As discussed above under the caption "Item 3. Legal Proceedings," Ozolutions is a party to one dispute. Management cannot predict at this time whether Ozolutions will incur any liability as a result of an adverse determination or ruling in this dispute. Should Ozolutions incur a substantial liability as a result of this dispute, it is likely Ozolutions' working capital would be adversely affected.

     Ozolutions believes its general, selling and administrative expenses during fiscal year 2004 will be approximately $400,000 of which $200,000 will be used for marketing and sales expenses including:

     *    production of printed sales and marketing materials;

     *    advertising, promotion and trade show participation;

     *    travel  expenses   associated  with  advancing  current  and  proposed
          projects in Mexico and the Caribbean Zone; and

     * travel expenses that could be associated with potential U.S. water treatment Company acquisitions.

     The remaining $200,000 is the estimated cost of clerical and management and consulting staff and facilities required to operate over the next year.

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

                          ITEM 7. FINANCIAL STATEMENTS

     The financial statements of Ozolutions appear at the end of this report beginning with the Index to Financial Statements on page 23.

           ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                        ITEM 8A. CONTROLS AND PROCEDURES

     As of September 30, 2003 Ozolutions carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Ozolutions' disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                                    PART III

    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the names, ages, and positions with Ozolutions for each of the directors and officers of Ozolutions.

Name                       Age  Positions                               Since

Max Weissengruber          65   President and Director                April 2000

James A. Clemenger         47   Secretary and Director                April 2000

Douglas R. Robertson       65   Chief Financial Officer and Director  July 2001

     All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors. We have no board committees and do not expect to form board committees until our operations increase. The following is information on the business experience of each director and officer.

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

     James A. Clemenger has served as an executive officer and Director of Ozolutions since April 2000. Since May 2000, Mr. Clemenger has been self-employed as a business consultant. From November 1999 to April 2000, Mr. Clemenger was employed as a Sales Manager for Dynamex of Toronto, Ontario, where he was responsible for marketing sales programs for Postal Promotions, a specialized high priority courier service based in Toronto. From May 1997 to October 1999, he provided consulting services to MacLeod Trading Inc. on Latin America trading opportunities and development of product distribution strategies.

     Douglas R. Robertson has served as Director of Ozolutions since 2001 and Chief Financial Officer of Ozolutions since July, 2003.Mr. Robertson has been general manager of MTL Trading of Toronto, Ontario since May 2001. MTL Trading is engaged in the business of buying and selling meat and poultry products. For over five years prior to May 2001, Mr. Robertson was the president and owner of Robertson Foods of Toronto, Ontario, a company engaged in the business of exporting pork, beef and poultry.

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

Code of Ethics

     Ozolutions has adopted a Code of Ethics applicable to its principal executive officer and principal financial officer, a copy of which is filed with the Securities and Exchange Commission as an exhibit to this report.

Financial expert

     Ozolutions does not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because the limited resources of Ozolutions and its limited operating activities do not warrant the formation of an audit committee or the expense of doing so. Ozolutions does not have a financial expert serving on the Board of Directors or employed as an officer based on management's belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond Ozolutions' limited financial resources and the financial skills of such an expert are simply not required or necessary for Ozolutions to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

                         ITEM 10. EXECUTIVE COMPENSATION

Annual Compensation

     The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Ozolutions for the prior fiscal years ended August 31, 2003, 2002, and 2001, of those persons who were either the chief executive officer during the last completed fiscal year or one of the other four most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded US$100,000.

                                                      Annual Compensation
Name and Principal Position         Fiscal Year            Salary ($)
---------------------------         -----------       -------------------
Max Weissengruber, President (1)       2003                 52,000
                                       2002                 44,000
                                       2001                 36,000

     Since July 1, 2000, Max Weissengruber has devoted substantially all of his time to getting the business of Ozolutions started. Beginning in November 2001, consulting fees were paid to Mr. Weissengruber in the amount of $3,000 per month. This amount was increased to $4,000 per month in January 2002 and in May 2003, was increased to $5,000 per month. Prior to January 2002, Mr. Weissengruber was not receiving any cash payments and contributed his services in the amount of $36,000 in 2001. He received $ 44,000 in cash in fiscal 2002 and $ 52,000 in cash and accruals in fiscal 2003.

     James A. Clemenger has not devoted any material amount of time to the business of Ozolutions, and we do not expect his time commitment to us will change until our business develops and we begin recognizing significant revenue from product sales.

     Douglas Robertson reviews financial information in keeping with his role as Chief Financial Officer.

     Officers and directors are reimbursed for travel expenses incurred in connection with Ozolutions' business.

Stock Options

     There were no options granted to the executive officers or directors during the fiscal year ended August 31, 2003. In April 2003, the exercise price of existing director and officers' options was reduced from $0.40 to $0.10 per share exercisable until October 2004.

     The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers. No outstanding options held by the Named Executive Officers were exercised in the fiscal year ended August 31, 2003.

                             Number of Securities      Value of Unexercised
                            Underlying Unexercised     In-the-Money Options
                                    Options           At Fiscal Year End ($)
                             at Fiscal YearEnd (#)              (1)
Name and Principal               Exercisable/              Exercisable/
Position                         Unexercisable             Unexercisable
------------------               -------------             -------------

Max Weissengruber                 475,000/-0-               $ 19,000/-0-
  President

Douglas Robertson                  50,000/-0-               $  2,000/-0-
  Chief Financial Officer

James Clemenger                   175,000/-0-               $  7,000/-0-
  Secretary

(1) This value is determined on the basis of the difference between the fair market value of the securities underlying the options and the exercise price at August 31, 2003. The fair market value of Ozolutions' common stock at August 31, 2003, is determined by the average of the closing bid and asked prices on that date, which was $ 0.14 per share.

           ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

     The following table sets forth as of December 31 2003, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Ozolutions, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of Ozolutions, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                      Amount and Nature of Beneficial Ownership

                                             Common              Percent
Name and Address                             Shares              of Class

1421209OntarioLimited(1)                   6,000,000              17.90
Carl Lavoie
134 Melrose Avenue
Toronto, Ontario CN M5M 1Y7

Max Weissengruber (2)(3)                    475,000                1.41
30 Denver Crescent, Suite 200
Toronto, Ontario, CN M2J 1G8

James A. Clemenger (2)(3)                   175,000                0.52
53 Duggan Avenue
Toronto, Ontario, CN M4V 1Y1

Douglas R. Robertson (2)(3)                  50,000                0.15
52189 Castlestone Court
Mississauga, Ontario CN L5B 1X9

All Executive officers and                  700,000                2.08
Directors as a Group (3 persons)
--------------------------------

(1) To the best of our knowledge, Carl Lavoie is the sole owner of 1421209 Ontario Limited. Accordingly, Mr. Lavoie may be deemed to have voting and investment control over the 6,000,000 shares of common stock held of record by 1421209 Ontario Limited. From 1991 to the present, Mr. Lavoie has served as a Director of Financial Services with CB Richard Ellis Limited of Toronto, Ontario, where he has provided commercial mortgage and real estate transaction development and consulting services.

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

  SEC Ref. No.   Title of Document                                    Location

      3.1        Certificate of  Incorporation,  as amended October       *
                 22,
                 1999 and April 12, 2000

      3.2        By-Laws                                                  *

      10.1       Distribution Agreement with ELCE International          **
                 Dated August 18, 2001

      10.2       Distribution Agreement with ELCE International         ***
                 Dated January 15, 2002

      10.3       Distribution Agreement with ELCE International         ***
                 Dated March 1, 2002

      10.6       Form of Option Agreement issued to Directors            **

      14.1       Code of Ethics                                      This Filing

      31.1       Certification of the Chief Executive Officer        This Filing
                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2       Certification of the Chief Financial Officer        This Filing
                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1       Certifications of the Chief Executive Officer and   This Filing
                 Chief Financial Officer pursuant to Section 906
                 of the Sarbanes-Oxley Act of 2002

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

*** These exhibits are incorporated herein by this reference to the Annual Report on Form 10-KSB of Ozolutions for the year ended August 31, 2002, filed with the Securities and Exchange Commission.

Form 8-K Filings: No reports on Form 8-K were filed during the fiscal quarter ended August 31, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Ozolutions Inc.


Date: January 16, 2004                     By:  /s/ Max Weissengruber,
                                                Chief Executive Officer


Date: January 16, 2004                     By:  /s/ Douglas Robertson,
                                                Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: January 16, 2004                   /s/ Max Weissengruber, Director


Dated: January 16, 2004                   /s/ James A. Clemenger, Director


Dated: January 16, 2004                   /s/ Douglas R. Robertson, Director

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


TABLE OF CONTENTS
--------------------------------------------------------------------------------


Independent Auditors' Report                                               F - 1

Balance Sheets at August 31, 2003 and 2002                                 F - 2

Statements of Changes in Stockholders' Equity for the
  Years Ended August 31, 2003 and 2002                             F - 3 - F - 4

Statements of Operations for the Years Ended
  August 31, 2003 and 2002                                                 F - 5

Statements of Cash Flows for the Years Ended
  August 31, 2003 and 2002                                         F - 6 - F - 7

Notes to Financial Statements                                     F - 8 - F - 18

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Stockholders
Ozolutions Inc.
Toronto, Ontario Canada


     We have audited the accompanying balance sheets of Ozolutions Inc. (A Delaware Corporation) as of August 31, 2003 and 2002, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ozolutions Inc. (A Delaware Corporation) as of August 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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





/s/ Rotenberg & Company, LLP
Rotenberg & Company, LLP
Rochester, New York
  January 19, 2004

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

BALANCE SHEETS
-------------------------------------------------------------------------------------

                                                                  (U.S. Dollars)

August 31,                                                      2003           2002
-------------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                                    $       127  $   223,157
Accounts Receivable - Net of Allowance for Doubtful Accounts
                      of $35,020 and $-0-, Respectively          195,760      137,543
Inventory                                                        182,363      167,370
Prepaid Expenses and Deposits                                     50,000       98,500
-------------------------------------------------------------------------------------

Total Current Assets                                             428,250      626,570

Other Assets
Marketing Rights, Net of Accumulated Amortization                     --      200,815
Deposits                                                          27,292       32,532
-------------------------------------------------------------------------------------

Total Assets                                                 $   455,542  $   859,917
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                             $    66,658  $     7,117
Deferred Revenue                                                   7,037           --
Share Repurchase Commitment                                       81,699           --
Due to Director                                                   82,298       14,956
Due to Stockholders                                               56,501        4,811
-------------------------------------------------------------------------------------

Total Liabilities                                                294,193       26,884
-------------------------------------------------------------------------------------

Stockholders' Equity
Common Stock:  $.001 Par; 50,000,000 Shares Authorized;
               33,754,226 and 33,333,326 Issued and
               Outstanding, Respectively.                         33,754       33,333
Additional Paid-In Capital                                     1,752,975    1,817,516
Accumulated Deficit                                           (1,625,380)  (1,017,816)
-------------------------------------------------------------------------------------

Total Stockholders' Equity                                       161,349      833,033
-------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                   $   455,542  $   859,917
=====================================================================================

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------------

                                                                               (U.S. Dollars)

                                                                               Additional                       Total
                                                     Number       Common         Paid-In      Accumulated    Stockholders'
                                                    of Shares      Stock         Capital        Deficit         Equity
--------------------------------------------------------------------------------------------------------------------------

Balance - August 31, 2001                           19,799,133   $ 19,799      $   238,496    $  (631,394)    $ (373,099)

Shares Issued and Stock Options Granted as
  Consideration for Acquisition of Marketing
  Rights                                                25,000         25          237,975             --        238,000

Consulting Services Contributed by
  Officers/Directors/Consultants                            --         --            6,000             --          6,000

Consulting Services Paid by Shareholders on Behalf
  of the Corporation                                        --         --          135,000             --        135,000

Shares Issued to Consultants in Exchange for
  Services                                           1,300,000      1,300          148,700             --        150,000

Shares Issued under Stock Purchase Agreement        12,209,193     12,209        1,018,400             --      1,030,609

Cash Contribution of Capital                                --         --           13,217             --         13,217

Stock Options Granted - Compensation for Services
  Rendered                                                  --         --           11,750             --         11,750

Capital Contribution - Interest Expense                     --         --            7,978             --          7,978

Net Loss                                                    --         --               --       (386,422)      (386,422)
--------------------------------------------------------------------------------------------------------------------------

Balance - August 31, 2002                           33,333,326   $ 33,333      $ 1,817,516    $(1,017,816)    $  833,033
--------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - continued

--------------------------------------------------------------------------------------------------------------------------

                                                                               (U.S. Dollars)

                                                                               Additional                       Total
                                                     Number       Common         Paid-In      Accumulated    Stockholders'
                                                    of Shares      Stock         Capital        Deficit         Equity
--------------------------------------------------------------------------------------------------------------------------
Balance - August 31, 2002                           33,333,326   $ 33,333      $ 1,817,516    $(1,017,816)     $ 833,033

Shares Issued to Consultants in Exchange for
  Services                                             300,000        300           14,700             --         15,000

Shares Issued under Former Stock Purchase Agreement    120,900        121             (121)            --             --

Commitment for Purchase of Shares for Cancellation          --         --          (81,699)            --        (81,699)

Capital Contribution - Interest Expense                     --         --            2,579             --          2,579

Net Loss                                                    --         --               --       (607,564)      (607,564)
--------------------------------------------------------------------------------------------------------------------------

Balance - August 31, 2003                           33,754,226   $ 33,754      $ 1,752,975    $(1,625,380)     $ 161,349
--------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------

                                                                     (U.S. Dollars)

Years Ended August 31,                                             2003          2002
--------------------------------------------------------------------------------------
Revenues, Net                                               $  143,636    $  134,885

Cost of Goods Sold                                             101,239        98,234
--------------------------------------------------------------------------------------

Gross Profit                                                    42,397        36,651
--------------------------------------------------------------------------------------

Expenses
Bad Debts                                                       63,108            --
Consulting Fees                                                137,925       211,863
Marketing, Including Amortization of Marketing Rights          150,469       335,530
General and Administrative                                     124,813       104,959
Interest Expense                                                 2,579         7,978
--------------------------------------------------------------------------------------

Total Expenses                                                 478,894       660,330
--------------------------------------------------------------------------------------

Loss Before Other Expenses                                    (436,497)     (623,679)

Other Expenses
Loss on Impairment of Marketing Rights                         171,067            --
--------------------------------------------------------------------------------------

Loss Before Provision for Taxes                               (607,564)     (623,679)

Provision for Taxes                                                 --            --
--------------------------------------------------------------------------------------

Loss from Continuing Operations                               (607,564)     (623,679)

Extraordinary Items
Gain from Cancellation of Marketing Rights
  Agreement, Net of Income Taxes of $-0-                            --       237,257
--------------------------------------------------------------------------------------

Net Loss                                                    $ (607,564)   $ (386,422)
--------------------------------------------------------------------------------------

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                           33,669,517    23,563,332
--------------------------------------------------------------------------------------

Income (Loss) per Common Share - Basic and Diluted
     Loss from Continuing Operations                        $    (0.02)   $    (0.03)
     Extraordinary Items                                          0.00          0.01
--------------------------------------------------------------------------------------

Net Loss                                                    $    (0.02)   $    (0.02)
--------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------

                                                                  (U.S. Dollars)

Years Ended August 31,                                          2003            2002
-------------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Loss                                                  $(607,564)     $ (386,422)

Non-Cash Adjustments:
Amortization of Marketing Rights                             29,748         115,927
Bad Debts                                                    63,108              --
Compensation Expense on Stock Option Grants                      --          11,750
Consulting Services Paid by Shareholders                         --         135,000
Contributed Services                                             --           6,000
Gain from Cancellation of Marketing Rights Agreement             --        (237,257)
Interest on Director/Stockholder Loans                        2,579           7,978
Loss on Impairment of Marketing Rights                      171,067              --
Shares Issued to Consultants                                 15,000         150,000

Changes in Assets and Liabilities:
Accounts Receivable                                        (121,325)       (137,543)
Inventory                                                   (14,993)       (167,370)
Prepaid Expenses and Deposits                                48,500         (98,500)
Deposits                                                      5,240          23,760
Accounts Payable                                             59,541         (33,594)
Deferred Revenue                                              7,037         (34,000)
-------------------------------------------------------------------------------------

Net Cash Flows from Operating Activities                   (342,062)       (644,271)
-------------------------------------------------------------------------------------

Cash Flows from Investing Activities                             --              --
-------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Advances from (Repayments to) Director                       67,342         (57,361)
Advances from (Repayments to) Stockholders                   51,690        (119,037)
Contribution by Stockholder                                      --          13,217
Proceeds from Stock Purchase Agreement                           --       1,030,609
-------------------------------------------------------------------------------------

Net Cash Flows from Financing Activities                    119,032         867,428
-------------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                    (223,030)        223,157

Cash and Cash Equivalents - Beginning of Year               223,157              --
-------------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Year                   $     127       $ 223,157
-------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


STATEMENTS OF CASH FLOWS - continued
------------------------------------------------------------------------------------

                                                                  (U.S. Dollars)

Years Ended August 31,                                          2003           2002
------------------------------------------------------------------------------------

Supplemental Disclosures
------------------------------------------------------------------------------------

Interest Paid                                                $   --      $      --
Income Taxes Paid                                            $   --      $      --
------------------------------------------------------------------------------------


Non-Cash Investing and Financing Activities
------------------------------------------------------------------------------------

Commitment for Purchase of Shares for Cancellation           $ 81,699    $      --
------------------------------------------------------------------------------------

Acquisition of Marketing Rights                              $     --    $ 238,000
Purchase Price Paid via Issuance of Common Stock                   --      (23,000)
Purchase Price Paid via Granting of Stock Options                  --     (215,000)
------------------------------------------------------------------------------------

Total Cash Paid for Marketing Rights                         $     --    $      --
------------------------------------------------------------------------------------

Write-Off of Marketing Rights - Net of Accumulated
Amortization                                                 $     --    $(762,743)
Cancellation of Obligation to 1421209 Ontario Limited              --    1,000,000
------------------------------------------------------------------------------------

Gain from Cancellation of Marketing Rights Agreement         $     --    $ 237,257
------------------------------------------------------------------------------------

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

          Marketing Rights
          Marketing rights represent the exclusive rights to distribute the products of "ELCE International Inc." acquired from ELCE International Inc. Contracts were recorded at cost and were amortized over their useful lives.

          Impairment of Marketing Rights
          The Company evaluates its long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Previously, the Company applied the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

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

          In November 2000, the 8,000,000 shares of common stock were delivered to 1421209 Ontario Limited. The Company has an agreement to repurchase 6,000,000 of the 8,000,000 shares for $81,699. Such amount will be paid when the Company has the funds available.

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

          In December 2002, the agreement with ELCE in Canada was verbally amended to waive the purchase of any units from December 1, 2002 through February 28, 2003. Beginning March 1, 2003, the Company would have been required to purchase 105 units every three months. All other terms of the agreement remained in place. The agreement was renewed in January 2003 for the first year of the three year renewal term.

          On February 28, 2003, the Company determined that it would not continue with the monthly purchase commitments for ELCE in Canada. As a result, the Company lost the exclusive marketing rights to distribute the ELCE products in Canada. In addition, the previously agreed upon distributor's discount on purchases was decreased from 40% to 30%. Based on the above, the Company wrote off the remaining carrying value of the exclusive marketing rights at February 28, 2003 which resulted in a charge to operations during the year ended August 31, 2003 in the amount of $171,067.

          The Company acquired the exclusive marketing rights to distribute the water activator products of "ELCE International Inc." in Costa Rica from ELCE International Inc. The acquisition occurred on March 1, 2002 in which Ozolutions Inc. received the rights to begin distributing the products of ELCE International Inc. The Company was not required to pay anything for this agreement.

          The agreement was for a one-year term with an automatic renewal for three additional years if all terms of the agreement are fulfilled. Such terms required the purchase of a minimum of ten units every month for the first year with a 30% increase in the minimum purchase commitment amount each year. In December 2002, the Company was not able to meet the purchase commitment and the rights were lost.

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

                                                                   - continued -

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note C -  Marketing Rights - continued

          Marketing rights consisted of the following:

          ----------------------------------------------------------------------
          August 31,                                           2003         2002
          ----------------------------------------------------------------------

          ELCE International Inc.
          Canada Territory                                     $ --    $ 238,000
          Costa Rica Territory                                   --           --
          ----------------------------------------------------------------------

          Total Marketing Contracts                            $ --    $ 238,000
          Less:  Accumulated Amortization                        --       37,185
          ----------------------------------------------------------------------

          Net Marketing Contracts                              $ --    $ 200,815

          ----------------------------------------------------------------------
          Amortization expense amounted to $29,748 and $115,927 for the periods ended August 31, 2003 and 2002, respectively.

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

          Stock Purchase Agreement
          The Company entered into a Stock Purchase Agreement on October 1, 2002 with First Chartered Capital Corporation, Inc. ("First Chartered"). First Chartered purchased stock of the Company for 30% of the market value on the date of purchase. Through August 31, 2003, 12,330,093 restricted common shares had been purchased by First Chartered with the Company receiving $1,030,609. The Company cancelled this agreement in August 2002.

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note E -  Consulting and Advisory Agreements
          On June 5, 2001, the Company entered into advisory agreements with the firms of David Michael LLC and Feng Shui Consulting, Inc. The purpose of the advisory agreements was to assist the Company in effecting the purchase of businesses and assets relative to its business and growth strategy, acquisition of other operations or businesses, general business and financial consulting, and the introduction of the Company to public relations firms and consultants and others that may assist the Company in its plans. For the services described in their respective agreements, the advisors would each be issued restricted shares of Ozolutions Inc. common stock on the following schedule: June 5, 2001 - 400,000 shares; September 5, 2001 - 200,000 shares; December
          5,  2001 -  200,000  shares;  March  5,  2002 -  150,000  shares.  The agreements were subsequently cancelled on February 19, 2002. On June 5, 2001, 400,000 shares were issued to each of the firms. The Company charged operations in 2001 in the amount of $128,000 for the fair value of the services rendered. A fair value of the common stock awarded could not be determined at the date of the award as the stock had not begun trading. No additional shares will be issued.

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

          On December 20, 2001, the Company entered into an advisory agreement with inaVest, Inc. The purpose of the agreement was to assist the Company with public relations, communications, and provide general advisory and consulting services. The agreement was for three months with an automatic renewal for an additional three months, unless the Company cancelled the agreement during the original three-month term. In exchange for these services, shareholders of the Company transferred ownership of 550,000 shares of Ozolutions Inc. common stock as payment, in lieu of issuing new shares. The Company charged operations and additional paid-in capital for $135,000 for the fair value of services rendered during the year ended August 31, 2002. In May 2002, the agreement was mutually cancelled by the Company and inaVest, Inc.
                                                                   - continued -

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

          On March 28, 2002, the Company entered into a strategic business consulting and marketing services agreement with Monique Del Medico in Canada. The purpose of the agreement was to assist the Company with marketing, distribution, and product promotion strategies with industrial, commercial, and institutional customers in Canada. The agreement was for nine months, commencing April 1, 2002 and terminating December 31, 2002. In exchange for these services, the Company issued 700,000 shares of Ozolutions Inc. common stock. The Company charged operations for $40,000 and $50,000 in 2003 and 2002, respectively, for the fair value of services rendered, and charged common stock and additional paid-in capital for $700 and $89,300, respectively, in fiscal 2002.

          On July 17, 2002, the Company entered into a strategic business consulting and marketing services agreement with Adriana Quiras Solis. The purpose of the agreement was to assist the Company with marketing, distribution and product promotion strategies with industrial, commercial and institutional customers in the United States. The agreement was for six months, commencing July 15, 2002 and terminating January 1, 2003. In exchange for these services, the Company issued 600,000 shares of Ozolutions Inc. common stock. The Company charged operations for $40,000 and $20,000 in 2003 and 2002, respectively for the fair value of services rendered, and charged common stock and additional paid-in capital for $600 and $59,400, respectively, in fiscal 2002.

          In October 2002, the Company entered into an agreement with Cybertek Capital Management Inc. ("Cybertek") or its assignees to distribute Ozolutions products. The agreement is for a five year period. In exchange for these services, the Company granted options to purchase 2,000,000 common shares at $0.50 per share. The options will vest at a rate of 10% per quarter beginning November 1, 2003 and have a five year term. This issuance had no impact on the Company's financial statements.

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note F -  Related Party Transactions
          Certain disbursements of Ozolutions Inc. have been paid by a director of the Company, therefore a Due to Director account has been set up. The balance at August 31, 2003 and 2002 is $82,298 and $14,956, respectively. The amount due is non-interest bearing and contains no formal repayment terms. The Company has imputed interest at the prime rate plus 1% and charged operations with an offsetting credit to additional paid-in capital.

          Certain disbursements of Ozolutions Inc. have been paid by certain stockholders, therefore a Due to Stockholders account has been set up. The balance at August 31, 2003 and 2002 is $56,501 and $4,811, respectively. The amount due is non-interest bearing and contains no formal repayment terms. The Company has imputed interest at the prime rate plus 1% and charged operations with an offsetting credit to additional paid-in capital.

          In May 2003, the Company recognized individual sales to a stockholder and to a director in the amount of $1,600 each.

          The Company used office space in a facility owned by a stockholder at no cost. The estimated fair rental of the office space is deemed immaterial to the financial statements.

Note G -  Going Concern
          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $607,564 for the year ended August 31, 2003. As a result, there is an accumulated deficit of $1,625,380 at August 31, 2003.

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

          The Company has elected to follow Accounting  Principles Board Opinion
          (APBO) No. 25 and related interpretations in accounting for its stock-based compensation made to its employees. APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to or less than the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. Stock options and awards made to directors, investors and consultants are subject to the provisions of SFAS No. 123.
                                                                   - continued -

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note H -  Stock  Options - continued

          Directors During 2002, the Company granted stock options for 425,000 shares of common stock to directors as compensation for services rendered. In accordance with SFAS No. 123, the Company recognized compensation expense during 2002 of $11,750 for the fair value of the options at the date of the grant using a Black Scholes option-pricing model.

          In October 2003, the Company extended options issued to directors in 2002 by one year. In addition, these options were repriced from $1.00 to $0.40. This had no impact on the statement of operations for the year ended August 31, 2003.

          In April 2003, the Company authorized the repricing of options to purchase 700,000 shares of common stock from $0.40 to $0.10. All options repriced maintained the same expiration terms. This repricing had no impact on the statement of operations for the year ended August 31, 2003.

          Vendors During 2002 the Company granted stock options for 500,000 shares of common stock to vendors in exchange for marketing rights. In accordance with SFAS No. 123, the Company recorded these marketing rights at $237,975 in 2002 which represents the fair value of the options at the date of grant using a Black Scholes option-pricing model.

          The following assumptions were used:

          ----------------------------------------------------------------------
          August 31,
          ----------------------------------------------------------------------

          Weighted Average Fair Value of Options                         $ 0.25
          Weighted Average Exercise Price                                $ 0.45
          Expected Market Volatility                                       7.00%
          Risk Free Interest Rate                                          2.47%
          Expected Life (Years)                                            1.5
          Expected Dividend Yield                                          0.00%
          ----------------------------------------------------------------------

          Stock option transactions for the two years ending August 31, 2003 are summarized as follows:

          ----------------------------------------------------------------------
                                                                Weighted Average
                                     Outstanding   Exercisable   Exercise Price
          ----------------------------------------------------------------------

          At September 1, 2001          275,000       275,000       $ 1.00
          Granted                       925,000       925,000       $ 0.45
          ----------------------------------------------------------------------

          At August 31, 2002          1,200,000     1,200,000       $ 0.58
          Cancelled                    (500,000)     (500,000)      $ 0.50
          ----------------------------------------------------------------------

          At August 31, 2003            700,000       700,000       $ 0.10
          ----------------------------------------------------------------------

                                                                   - continued -

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note H -  Stock Options - continued

          The following table summarizes information about fixed stock options outstanding at August 31, 2003:

          ----------------------------------------------------------------------
                                 Shares     Weighted Average    Weighted Average
          Exercise Price      Under Option    Remaining Life     Exercise Price
          ----------------------------------------------------------------------
              $ 0.10            700,000          1.12              $ 0.10
          ----------------------------------------------------------------------

          All of the above outstanding options are fully vested and exercisable.

Note I -  Income Taxes
          At August 31, 2003 and 2002, the Company had approximately $2,638,777 and $1,013,397, respectively, of net operating losses available for Federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2011. The Company has fully reserved for any future tax benefits from the net operating loss carry forwards since it has not generated any revenues to date. The Company has no other material deferred tax assets or liabilities for the periods presented.

Note J -  Fair Value of Financial Instruments
          The fair value of cash and cash equivalents, accounts receivable, inventory, prepaid expenses, deposits, accounts payable, and share repurchase commitment approximated book value at August 31, 2003 and 2002 because their maturity is generally less than one year in duration.

          The fair value of due to director and due to stockholders could not be obtained without incurring excessive costs as they have no readily determinable market price.

Note K -  Proposed Acquisitions
          In May 2002, the Company signed a letter of intent to acquire the assets of Electrical Systems in Engineering ("ESE"), an electrical parts distribution company, and 100% of the outstanding common and preferred shares of Specdex Inc., a California based software company with proprietary distribution oriented technology. In 2003, The Company agreed to terminate the original agreement with Specdex Inc. at no cost to either party. As proposed, the Company will pay approximately $1,500,000 in cash to acquire the assets of ESE. Completion of these transactions is subject to a number of contingencies, including, completion of due diligence review of the parties involved, negotiation of definitive agreements between the parties, and arranging for the financing required to pay the consideration for the companies and assets to be acquired.

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note L -  Recently Issued Accounting Standards
          There are no recently issued accounting standards that would have a material impact on the financial statements.

Note M -  Commitments
          In April 2003, the Company accepted a $5,000,000 financing proposal from U.S. Capital, Inc., a California based investment banking firm. The financing commitment is comprised of the following elements:

          o $2,500,000 will be provided in the form of senior secured debt. The debt has a 5 year term with a 10 year amortization and an automatic option to extend for another 5 years. Principal and interest will be due at the end 10 years. The simple interest rate is 11.25% per year.

          o 8,000,000 restricted common shares will be issued for $2,500,000 with a put option to buy back 4,000,000 shares for $1,250,000 at the end of 5 years and 4,000,000 shares for $1,250,000 at the end of 10 years. The Company will pay an annual consulting fee of 10% per year of the amount outstanding under this part of the financing agreement.

          o The Company has paid a $50,000 commitment fee to secure the financing which is expected to be concluded in January 2004.

Note N -  Concentrations
          During 2003, the two largest customers accounted for 34% and 32% of net sales. Also, 52% of net sales during 2003 were made to foreign customers. As the Company has just begun to sell its products, the Company does not believe that they are dependent on the current customer base for future sales.

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

Note O -  Subsequent Events
          In September 2003, the Company issued 250,000 restricted shares of the Company's common stock to the President of ELCE in order to maintain the existing relationship in Canada for the ELCE products. A renegotiation of a new exclusive agreement for Canada is scheduled for early 2004. In conjunction with the issuance of the common stock the Company cancelled the option to purchase 500,000 common shares at $0.50 per share. The issuance of the stock will result in a charge to earnings in the amount of $10,000 in the quarter ended November 30, 2003.