Form 10QSB
period 2003-11-30
OZOLUTIONS INC
filed 2004-01-22
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2003

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 30, 2003, there were 34,004,226 shares of common stock outstanding.

                                   FORM 10-QSB
                                OZOLUTIONS, INC.

                                      INDEX
                                                                            Page

PART I.       Item 1. Financial Information                                   3

              Balance Sheets at November 30, 2003 (Unaudited)                 3
                and August 31, 2003

              Statements of Operations for the Three Months                   4
                Ended November 30, 2003 and 2002 (Unaudited)

              Statements of Cash Flows for the Three Months Ended             5
                November 30, 2003 and 2002 (Unaudited)

              Notes to Financial Statements (Unaudited)                       6

              Item 2. Management's  Discussion and Analysis or Plan of       10
                Operation

              Item 3. Controls and Procedures                                14

PART II.      Other Information                                              15

              Item 6. Exhibits and Reports on Form 8-K                       15

Signatures                                                                   16

                                     Part I
                          Item 1. Financial Information

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                            (U.S. Dollars)
                                                      (Unaudited)
                                                      November 30,    August 31,
                                                         2003           2003
--------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                                $   147       $   127
Accounts Receivable - Net of Allowance for
Doubtful Accounts                                        195,760       195,760
Inventory                                                182,363       182,363
Prepaid Expenses and Deposits                             50,000        50,000
--------------------------------------------------------------------------------
Total Current Assets                                     428,270       428,250

Other Assets
Marketing Rights, Net of Accumulated Amortization          5,000            --
Deposits                                                  27,292        27,292
--------------------------------------------------------------------------------
Total Assets                                           $ 460,562      $455,542
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                       $  81,000      $ 66,658
Deferred Revenue                                           7,037         7,037
Share Repurchase Commitment                               81,699        81,699
Due to Director                                           99,980        82,298
Due to Stockholders                                       70,889        56,501
--------------------------------------------------------------------------------
Total Current Liabilities                                340,605       294,193
--------------------------------------------------------------------------------

Stockholders' Equity
Common Stock:  $.001 Par; 50,000,000 Shares Authorized;
               34,004,226 and 33,754,226 Issued
               Outstanding, Respectively                  34,004        33,754
Additional Paid-In Capital                             1,770,225     1,752,975
Accumulated Deficit                                   (1,684,272)   (1,625,380)
--------------------------------------------------------------------------------
Total Stockholders' Equity                               119,957       161,349
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity             $ 460,562      $455,542
================================================================================

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                            (U.S. Dollars)

                                                       (Unaudited)   (Unaudited)
Three Months Ended November 30,                            2003          2002
--------------------------------------------------------------------------------

Revenues, Net                                        $       --      $ 112,460

Cost of Goods Sold                                           --         85,139
--------------------------------------------------------------------------------

Gross Profit                                                 --         27,321
--------------------------------------------------------------------------------

Expenses
Consulting Fees                                          24,600         82,340
Marketing, Including Amortization of
  Marketing Rights                                       19,906         14,874
General and Administrative                               11,886         54,117
Interest Expense                                          2,500             --
--------------------------------------------------------------------------------

Total Expenses                                           58,892        151,331
--------------------------------------------------------------------------------

Loss Before Provision for Taxes                         (58,892)      (124,010)

Provision for Taxes                                          --             --
--------------------------------------------------------------------------------

Net Loss for the Period                              $  (58,892)    $ (124,010)
--------------------------------------------------------------------------------

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted-                   34,004,226     33,498,161

Income (Loss) Per Common Share - Basic and
Diluted                                              $     0.00     $     0.00
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                             (U.S. Dollars)
                                                       (Unaudited)   (Unaudited)
Three Months Ended November 30,                            2003          2002
--------------------------------------------------------------------------------
Cash Flows from Operating Activities

Net Loss for the Period                                 $(58,892)    $(124,010)

Non-Cash Adjustments:
Amortization of Marketing Rights                          10,000        14,874
Interest on Director/Stockholder Loans                     2,500            --
Shares Issued to Consultants                                  --        15,000

Changes in Assets and Liabilities:
Accounts Receivable                                           --      (120,796)
Inventory                                                     --       (34,382)
Prepaid Expenses                                              --        49,881
Accounts Payable                                          14,342        15,549
--------------------------------------------------------------------------------

Net Cash Flows from Operating Activities                 (32,050)     (183,884)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Advances from (Repayments to) Director                    17,682        (6,255)
Advances from (Repayment to) Stockholders                 14,388        (4,811)
--------------------------------------------------------------------------------

Net Cash Flows from Financing Activities                  32,070       (11,066)
--------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                       20      (194,950)
Cash and Cash Equivalents - Beginning of Period              127       223,157
--------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Period               $    147     $  28,207
================================================================================

Supplemental Disclosures
Interest Paid                                           $     --     $      --
Income Taxes Paid                                       $     --     $      --
--------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------

Acquisition of Marketing Rights                         $ 15,000     $      --
Purchase Price Paid via Issuance of Common Stock            (250)           --
Purchase Price Paid via Granting of Stock Options        (14,750)           --
--------------------------------------------------------------------------------
Total Cash Paid for Marketing Rights                    $     --     $      --
================================================================================

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS-NOVEMBER 30,2003
--------------------------------------------------------------------------------


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

          In September 2003, the Company issued 250,000 restricted common shares to the President of ELCE in order to maintain the existing relationship in Canada for the ELCE products. A renegotiation of a new exclusive agreement for Canada is scheduled for early 2004. In conjunction with the issuance of the common stock, the Company cancelled the option to purchase 500,000 common shares at $0.50 per share. The issuance of the common stock resulted in a charge to earnings of $10,000 in the three months ended November 30, 2003 and $5,000 will be charged to earnings in the three months ended February 29, 2004.

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

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note F -  Going Concern
          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $58,892 for the three months ended November 30, 2003. As a result, there is an accumulated deficit of $1,684,272 at November 30, 2003.

          The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note G -  Subsequent Events
          During April 2003, the Company obtained a commitment for a long-term financing agreement for $5,000,000 from U.S. Capital Inc. The financing commitment is comprised of the following: $2,500,000 of secured senior debt with a five-year term and a ten-year amortization with an automatic option to extend for five additional years, with principal and interest of 11.25% due at the end of the loan period; issuance of 8,000,000 restricted common shares of the Company's stock with options to return 4,000,000 shares for $1,250,000 at the end of five and ten years, respectively. The 8,000,000 restricted common shares have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from registration. The Company paid a $50,000 commitment fee to secure the financing. The Company is also required to pay a $250,000 annual consulting fee to U.S. Capital Inc. based on the amount owing under the equity portion of the financing. It is expected that the Company will be able to make its first drawdown of funds in January or February of 2004.

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

     In April 2003, Ozolutions accepted a $5,000,000 financing proposal from U.S.Capital Inc., a California based investment banking firm. The financing commitment is comprised of the following elements:

     o $2,500,000 will be provided in the form of secured senior debt. The debt has a 5 year term with a 10 year amortization and an automatic option to extend for another 5 years. Principal and interest will be due at the end of 10 years. The simple interest rate is 11.25 % per year.
     o 8,000,000 restricted common shares will be issued for $2,500,000 with a put option to buy back 4,000,000 shares for $1,250,000 at the end of 5 years and 4,000,000 shares for $1,250,000 at the end of 10 years. Ozolutions will pay an annual consulting fee of 10% per year of the amount outstanding under this part of the financing agreement.
     o Ozolutions has paid a $ 50,000 commitment fee to secure the financing which is expected to be concluded in January/February 2004.

     Ozolutions believes that this long term financing will enable it to expand its sales and marketing efforts for its chemical free water treatment technologies and fund the acquisition of established water treatment companies in the United States.

Results of Operations for the three months ended November 30, 2003 compared to November 30, 2002.

     For the three months ended November 30,2003 the Company had no sales compared to $113,000 for the three months ending November 30,2002.Cost of goods sold was $85,000 for the three months ending November 30,2002 or 75.7 % of sales while gross profit was $28,000.

     The net loss from continuing operations for the three months ending November 30,2003 was $59,000 as compared to $124,000 during the same period in 2002.Expenses decreased $93,000 for the three months ending November 30,2003 compared to the same period in 2002 mainly due to a reduction in consulting agreements we implemented to promote product sales and a reduction in technical consulting agreements totaling $57,000 and a reduction in general and administrative expenses of $42,000 offset by a small increase of $5,000 in marketing costs.

Liquidity and Capital Resources

     Ozolutions operations used approximately $32,000 in cash during the three months ended November 30, 2003. Cash required during the three months ended November 30, 2003 came principally from director and shareholder advances.

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

     Ozolutions believes its general, selling and administrative expenses during the next 12 months will be approximately $400,000 of which $200,000 will be used for marketing and sales expenses including:

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

Item 3.  Controls and Procedures

     With the participation of management, Ozolutions' chief executive officer and chief financial officer evaluated Ozolutions' disclosure controls and procedures on November 30, 2003. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Ozolutions' filing of its quarterly report on Form 10-QSB for the quarterly period ended November 30, 2003.

     Subsequent to November 30, 2003, through the date of this filing of Form 10-QSB for the quarterly period ended November 30, 2003, there have been no significant changes in Ozolutions' internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits: Copies of the following documents are included as exhibits to this report.

  SEC Ref. No.   Title of Document

      31.1       Certification  of the  Chief  Executive  Officer  pursuant  to
                 Section 302 of the Sarbanes-Oxley Act of 2002

      31.2       Certification  of the  Chief  Financial  Officer  pursuant  to
                 Section 302 of the Sarbanes-Oxley Act of 2002

      32.1       Certifications  of  the  Chief  Executive  Officer  and  Chief
                 Financial   Officer   pursuant   to   Section   906   of   the
                 Sarbanes-Oxley Act of 2002


Reports on Form 8-K:  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                OZOLUTIONS, INC.



Date:  January 21, 2004                   By: /s/ Max Weissengruber,
                                              Chief Executive Officer



Date:  January 21, 2004                   By: /s/ Douglas Robertson,
                                              Chief Financial Officer