Form 10QSB
period 2004-02-29
OZOLUTIONS INC
filed 2004-04-14
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 29, 2004 there were 34,004,226 shares of common stock outstanding.

                                   FORM 10-QSB
                                OZOLUTIONS, INC.

                                      INDEX
                                                                          Page

PART I.       Item 1. Financial Information                                3

              Balance Sheets at February 29,2004 (Unaudited)               3
                and August 31, 2003

              Statements of Operations for the Six Months                  4
                Ended February 29, 2004 and February 28, 2003
              (Unaudited)

              Statements of Operations for the Three Months                5
                Ended February 29, 2004 and February 28, 2003
              (Unaudited)

              Statements of Cash Flows for the Six Months Ended            6
                February 29, 2004 and February 28, 2003 (Unaudited)

              Notes to Financial Statements (Unaudited)                    7

              Item 2. Management's  Discussion and Analysis or Plan of    11
              Operation
              Item 3. Controls and Procedures                             15

PART II.      Other Information                                           16

              Item 2. Changes in Securities and Use of Proceeds           16

              Item 6. Exhibits and Reports on Form 8-K                    16

Signatures                                                                17


Notice Regarding Financial Statements:

The Company does not have the financial resources to pay its independent accountants to conduct a review of the financial statements included in this report. The Company intends to have such a review conducted as soon as its finances allow. In the event a subsequent review indicates a meaningful change should be made in the financial statements presented, the Company will file an amendment to this report with revised financial statements.

                                     Part I
                          Item 1. Financial Information

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                              (U.S. Dollars)

                                                        (Unaudited)
                                                        February 29,  August 31,
                                                          2004          2003
--------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                             $       262   $       127
Accounts Receivable - Net of Allowance for Doubtful
Accounts                                                  193,408       195,760
Inventory                                                 182,363       182,363
Prepaid Expenses and Deposits                              42,278        50,000
--------------------------------------------------------------------------------
Total Current Assets                                      418,311        428,25

Other Assets
Marketing Rights, Net of Accumulated Amortization               -             -
Deposits                                                   27,292        27,292
--------------------------------------------------------------------------------

Total Assets                                          $   445,603   $   455,542
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                      $   117,697   $    66,658
Deferred Revenue                                            7,037         7,037
Share Repurchase Commitment                                81,699        81,699
Due to Director                                           115,872        82,298
Due to Stockholders                                        84,852        56,501
--------------------------------------------------------------------------------
Total Current Liabilities                                 407,157       294,193
--------------------------------------------------------------------------------

Stockholders' Equity
Common Stock:  $.001 Par; 50,000,000 Shares Authorized;
               34,004,226 and 33,754,226 Issued
               Outstanding, Respectively                   34,004        33,754
Additional Paid-In Capital                              1,772,369     1,752,975
Accumulated Deficit                                    (1,767,927)   (1,625,380)
--------------------------------------------------------------------------------
Total Stockholders' Equity                                 38,446       161,349
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity            $   445,603    $  455,542
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                                  (U.S. Dollars)

                                                         (Unaudited) (Unaudited)
Six Months Ended February 29 and February 28,               2004          2003
--------------------------------------------------------------------------------

Revenues, Net                                         $         -   $   136,550

Cost of Goods Sold                                              -        92,643
--------------------------------------------------------------------------------

Gross Profit                                                    -        43,907
--------------------------------------------------------------------------------

Expenses
Consulting Fees                                            49,200       179,290
Marketing, Including Amortization of Marketing Rights      38,795        29,748
General and Administrative                                 49,908        97,259
Interest Expense                                            4,644            -
--------------------------------------------------------------------------------

Total Expenses                                            142,547       306,297
--------------------------------------------------------------------------------

Loss Before Other Expenses                               (142,547)     (262,390)

Other Expenses
Loss on impairment of marketing rights                          -      (171,067)
--------------------------------------------------------------------------------


Loss Before Provision For Taxes                          (142,547)     (433,457)


Provision For Taxes                                             -             -
--------------------------------------------------------------------------------

Net Loss for the Period                               $  (142,547)  $  (433,457)
--------------------------------------------------------------------------------

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted-                     34,004,226    33,583,405

Income (Loss) Per Common Share - Basic and
Diluted                                               $     (0.00)  $     (0.01)
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                            (U.S. Dollars)

                                                       (Unaudited)   (Unaudited)
Three Months Ended February 29 and February 28,            2004         2003
--------------------------------------------------------------------------------

Revenues, Net                                          $        -  $     24,090

Cost of Goods Sold                                              -         7,504
--------------------------------------------------------------------------------

Gross Profit                                                    -        16,586
--------------------------------------------------------------------------------

Expenses
Consulting Fees                                            24,600        96,950
Marketing, Including Amortization of Marketing
Rights                                                     18,889        14,874
General and Administrative                                 38,022        43,141
Interest Expense                                            2,144             -
--------------------------------------------------------------------------------

Total Expenses                                             83,655       154,965
--------------------------------------------------------------------------------

Loss Before Other Expenses                                (83,655)     (138,379)

Other Expenses
Loss on impairment of marketing rights                          -      (171,067)
--------------------------------------------------------------------------------


Loss Before Provision For Taxes                           (83,655)     (309,446)


Provision For Taxes                                             -             -
--------------------------------------------------------------------------------

Net Loss for the Period                               $   (83,655)  $  (309,446)
--------------------------------------------------------------------------------

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted-                     34,004,226    33,669,596

Income (Loss) Per Common Share - Basic and
Diluted                                               $     (0.00)  $     (0.01)
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                             (U.S. Dollars)

                                                        (Unaudited)  (Unaudited)
Six Months Ended February 29 and February 28,              2004          2003
--------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net Loss for the Period                                 $(142,547)    $(433,457)

Non-Cash Adjustments:
Amortization of Marketing Rights                           15,000        29,748
Interest on Director/Stockholder Loans                      4,644             -
Shares Issued to Consultants                                    -        15,000
Loss on impairment of marketing rights                          -       171,067

Changes in Assets and Liabilities:
Accounts Receivable                                         2,352      (140,532)
Inventory                                                       -         1,722
Prepaid Expenses and deposits                               7,722        97,840
Accounts Payable                                           51,040        33,538
--------------------------------------------------------------------------------
Net Cash Flows from Operating Activities                  (61,789)     (225,074)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Advances from (Repayments to) Director                     33,573         3,093
Advances from (Repayment to) Stockholders                  28,351        (1,001)
--------------------------------------------------------------------------------
Net Cash Flows from Financing Activities                   61,924         2,092
--------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                       135      (222,982)
Cash and Cash Equivalents - Beginning of Period               127       223,157
--------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Period               $     262     $     175
--------------------------------------------------------------------------------

Supplemental Disclosures
Interest Paid                                           $       -     $       -
Income Taxes Paid                                       $       -     $       -
--------------------------------------------------------------------------------

Non-Cash Investing And Financing Activities
Acquisition of Marketing Rights                         $  15,000     $       -
Purchase Price Paid via Issuance of Common Stock             (250)            -
Purchase Price Paid via Granting of Stock Options         (14,750)            -
--------------------------------------------------------------------------------
Total Cash Paid for Marketing Rights                    $       -     $       -
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

NOTES TO FINANCIAL STATEMENTS-FEBRUARY 29, 2004
--------------------------------------------------------------------------------

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

Note C - Marketing Rights
        ELCE International Inc.
        The Company purchased the exclusive marketing rights to distribute the water activator products of "ELCE International Inc." ("ELCE") from ELCE in Canada. The acquisition occurred on January 15, 2002 in which Ozolutions Inc. received the rights to begin distributing the products of ELCE. For the rights received, the Company issued 25,000 restricted shares of Ozolutions Inc. common stock and granted options to purchase 500,000 common shares at $0.50 per share. The options had a one-year term and have been extended for one additional year. The contract for the Canada territory was being amortized over the useful life of four years which represented the contractual term of one year plus three automatic renewal extensions of one year each.

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

        On February 28, 2003, the Company determined that it would not continue with the monthly purchase commitments for ELCE in Canada. As a result, the Company lost the exclusive marketing rights to distribute the ELCE products in Canada. In addition, the previously agreed upon distributor's discount on purchases was decreased from 40% to 30%. Based on the above, the Company wrote off the remaining carrying value of the exclusive marketing rights at February 28, 2003, which resulted in a charge to operations in the second quarter of 2003 in the amount of $171,067.

        In September 2003, the Company issued 250,000 restricted common shares to the President of ELCE in order to maintain the existing relationship in Canada for the ELCE products. A renegotiation of a new exclusive agreement for Canada was to be finalized in early 2004 but because Ozolutions was unable to commit to the purchase of 40 units per month commencing in January 2004 the pursuit of this exclusive contract was temporarily abandoned. Ozolutions continues to maintain its non-exclusive agreement with ELCE. In conjunction with the issuance of the common stock, the Company cancelled the option to purchase 500,000 common shares at $0.50 per share. The issuance of the common stock resulted in a charge to earnings of $15,000 in the six months ended February 29,2004.

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

OZOLUTIONS INC.
(A Delaware Corporation)
Toronto, Ontario Canada


NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note F - Going Concern
        The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $142,547 for the six months ended February 29, 2004. As a result, there is an accumulated deficit of $1,767,927 at February 29, 2004.

        The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note G - Director Options
        On January 16, 2004, the Board of Directors granted an option to purchase 125,000 common shares of Ozolutions Inc. at $0.10 per share to Douglas Robertson, a Director and Officer of the Company.

Note H - Subsequent Events
        During April 2003, the Company obtained a commitment for a long-term financing agreement for $5,000,000 from U.S. Capital Inc. The financing commitment is comprised of the following: $2,500,000 of secured senior debt with a five-year term and a ten-year amortization with an automatic option to extend for five additional years, with principal and interest of 11.25% due at the end of the loan period; issuance of 8,000,000 restricted common shares of the Company's stock with options to return 4,000,000 shares for $1,250,000 at the end of five and ten years, respectively. The 8,000,000 restricted common shares have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from registration. The Company paid a $50,000 commitment fee to secure the financing. The Company is also required to pay a $250,000 annual consulting fee to U.S. Capital Inc. based on the amount owing under the equity portion of the financing. It is expected that the Company will be able to make its first drawdown of funds during its third quarter.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

      Ozolutions is an international marketer and distributor of water purification systems using ozone, ultra violet and water activator technology. The markets we are primarily targeting are Canada, Mexico and the Caribbean zone, including Panama, Costa Rica, El Salvador and Peru.

Ozone Technology

      Ozolutions purchased the distribution rights to Hankin products from 1421209 Ontario Limited for 8,000,000 shares of Ozolutions common stock, $17,217 cash paid at closing, and an additional $1,000,000 payable in installments. The 8,000,000 shares of common stock were delivered to 1421209 Ontario Limited in November 2000. 1421209 Ontario Limited subsequently transferred 2,000,000 shares to third parties and now holds 6,000,000 shares. There was no affiliation between 1421209 Ontario Limited and Ozolutions prior to the purchase of the distribution rights. Ozolutions has offered to buy back Ontario's 6,000,000 shares for return to Treasury for $82,000 which transaction is expected to be concluded in 2004 when Ozolutions anticipates receipt of the proceeds from a major financing discussed under Financing of Proposed Acquisitions. Ozolutions did not make any of the required cash payments related to the $1,000,000.

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

      Through our Canadian West Coast agent ELCE units are being tested in nursery locations where initial results show improvements in root, stem and flower growth of roses. Trials with cut flowers also indicate economic shelf life can be extended through ELCE water activation. Year-long tests with retail wine making outlets have indicated that taste and alcohol content have improved with the use of triple activated water. During 2004, sales efforts will concentrate on sales to the several hundred Canadian outlets of a nationally franchised company.

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

      We anticipate completing distribution agreements with UV Pure in 2004 and intend to distribute these ultra violet home treatment systems in select markets in Latin America and the United States. We will not be building significant inventories but will order units based on customer orders. Payment terms for our customers will be a 50% deposit upon receipt of order with the balance due upon shipment-FOB Toronto.

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

      In April 2003, Ozolutions accepted a $5,000,000 financing proposal from U.S. Capital Inc., a California based investment banking firm. The financing commitment is comprised of the following elements:

      o $2,500,000 will be provided in the form of secured senior debt. The debt has a 5 year term with a 10 year amortization and an automatic option to extend for another 5 years. Principal and interest will be due at the end of 10 years. The simple interest rate is 11.25 % per year.
      o 8,000,000 restricted common shares will be issued for $2,500,000 with a put option to buy back 4,000,000 shares for $1,250,000 at the end of 5 years and 4,000,000 shares for $1,250,000 at the end of 10 years. Ozolutions will pay an annual consulting fee of 10% per year of the amount outstanding under this part of the financing agreement.
      o Ozolutions has paid a $ 40,000 commitment fee to secure the financing which is expected to be concluded in 2004.

      Ozolutions believes that this long term financing will enable it to expand its sales and marketing efforts for its chemical free water treatment technologies and fund the acquisition of established water treatment companies in the United States.

Results of Operations for the sixmonths ended February 29, 2004 compared to February 28, 2003.

      For the six months ended February 29, 2004 the Company had no sales compared to $137,000 for the six months ending February 28, 2003.Cost of goods sold was $93,000 for the six months ending February 28, 2003 or 67.8 of sales while gross profit was $44,000 or 32.2 % of sales.

      The net loss for the six months ended February 29,2004 was $143,000 compared to a net loss of $433,000 for the six months ended February 28, 2003

      The net loss from continuing operations for the six months ending February 29,2004 was $143,000 as compared to $262,000 during the same period in 2003.Gross profit from sales decreased from $44,000 in 2003 to zero in 2004.Expenses decreased $163,000 for the six months ending February 29,2004 compared to the same period in 2003 mainly due to a reduction in consulting advisory agreements of $130,000 and a reduction in general and administrative expenses of $42,000 offset by a small increase of $9,000 in marketing costs.

      In 2003 there was also a loss of $171,000 for the write-off of impairment of marketing rights regarding a supplier (ELCE) as compared to zero in 2004.

Liquidity and Capital Resources

      Ozolutions operations used approximately $62,000 in cash during the six months ended February 29,2004.

      Cash required during the six months ended February 29, 2004 came principally from Director and shareholder advances.

      As previously discussed, Ozolutions accepted a $5,000,000 financing proposal from U.S. Capital Inc., a California based investment banking firm. It is expected that Ozolutions will be able to make its first drawdown of funds during the third fiscal quarter of 2004.

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

Item 3.  Controls and Procedures

      With the participation of management, Ozolutions' chief executive officer and chief financial officer evaluated Ozolutions' disclosure controls and procedures on February 29, 2004. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Ozolutions' filing of its quarterly report on Form 10-QSB for the six months ended February 29, 2004.

      Subsequent to February 29,2004, through the date of this filing of Form 10-QSB for the six months ended February 29, 2004, there have been no significant changes in Ozolutions' internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

      In September 2003, Ozolutions issued of 250,000 restricted common shares to the President of ELCE International as an inducement to maintain a distributing relationship for ELCE International products. On January 16, 2004, the Board of Directors granted an option to purchase 125,000 common shares of Ozolutions at $0.10 per share to Douglas Robertson, a Director and Officer.

      The foregoing securities were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

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

                                          OZOLUTIONS, INC.



Date:  April 13, 2004               By:  /s/ Max Weissengruber,
                                             Chief Executive Officer



Date:  April 13, 2004               By:  /s/ Douglas Robertson,
                                             Chief Financial Officer