Form 10QSB/A
period 2004-02-29
OZOLUTIONS INC
filed 2004-05-24
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________

                           Commission File No. 0-31343

                                 OZOLUTIONS INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                               98-0229321
    -------------------------------                -------------------
    (State or Other Jurisdiction of                   (IRS Employer
     Incorporation or Organization)                Identification No.)

         30 Denver Crescent, Suite 200, Toronto, Ontario, Canada M2J 1G8
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (416) 490-0254
                           --------------------------
                           (Issuer's telephone number)

                                 Not Applicable
       -------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

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

                                   FORM 10-QSB
                                OZOLUTIONS, INC.

                                      INDEX
                                                                          Page

PART I.       Item 1. Financial Information                                3

              Independent Accountants' Report                              3

              Balance Sheets at February 29,2004 (Unaudited)               4
                and August 31, 2003

              Statements of Operations for the Six Months                  5
                Ended February 29, 2004 and February 28, 2003
              (Unaudited)

              Statements of Operations for the Three Months                6
                Ended February 29, 2004 and February 28, 2003
              (Unaudited)

              Statements of Cash Flows for the Six Months Ended            7
                February 29, 2004 and February 28, 2003 (Unaudited)

              Notes to Financial Statements (Unaudited)                    8

              Item 2. Management's Discussion and Analysis or Plan of     12
                      Operation

              Item 3. Controls and Procedures                             16

PART II.      Other Information                                           17

              Item 2. Changes in Securities and Use of Proceeds           17

              Item 6. Exhibits and Reports on Form 8-K                    17

Signatures                                                                18

                                     Part I
                          Item 1. Financial Information


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Ozolutions Inc.
Toronto, Ontario Canada

     We have reviewed the accompanying balance sheet of Ozolutions Inc. (A Delaware Corporation) as of February 29, 2004, the related statements of operations for the three and six months ended February 29, 2004 and February 28, 2003, and the statements of cash flows for the six months ended February 29, 2004 and February 28, 2003. These financial statements are the responsibility of the Company's management.

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

     The accompanying financial statements have been prepared assuming Ozolutions Inc. (A Delaware Corporation) will continue as a going concern. As discussed in Note F to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/
Rotenberg & Co., llp
Rochester, New York
May 21, 2004

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                              (U.S. Dollars)

                                                        (Unaudited)
                                                        February 29,  August 31,
                                                          2004          2003
--------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                             $       262   $       127
Accounts Receivable - Net of Allowance
  for Doubtful Accounts                                   113,408       195,760
Inventory                                                 182,363       182,363
Prepaid Expenses                                           42,278        50,000
--------------------------------------------------------------------------------
Total Current Assets                                      338,311        428,25

Other Assets
Deposits                                                   27,292        27,292
--------------------------------------------------------------------------------

Total Assets                                          $   365,603   $   455,542
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts Payable                                      $   117,697   $    66,658
Deferred Revenue                                            7,037         7,037
Share Repurchase Commitment                                81,699        81,699
Due to Director                                           115,872        82,298
Due to Stockholders                                        84,852        56,501
--------------------------------------------------------------------------------
Total Current Liabilities                                 407,157       294,193
--------------------------------------------------------------------------------

Stockholders' (Deficit) Equity
Common Stock:  $.001 Par; 50,000,000 Shares Authorized;
               34,004,226 and 33,754,226 Issued and
               Outstanding, Respectively                   34,004        33,754
Additional Paid-In Capital                              1,772,369     1,752,975
Accumulated Deficit                                    (1,847,927)   (1,625,380)
--------------------------------------------------------------------------------
Total Stockholders' (Deficit) Equity                      (41,554)      161,349
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' (Deficit) Equity  $   365,603   $   455,542
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                                  (U.S. Dollars)

                                                         (Unaudited) (Unaudited)
Six Months Ended February 29 and February 28,               2004          2003
--------------------------------------------------------------------------------

Revenues, Net                                         $         -   $   136,550

Cost of Goods Sold                                              -        92,643
--------------------------------------------------------------------------------

Gross Profit                                                    -        43,907
--------------------------------------------------------------------------------

Expenses
Bad Debts                                                  80,000            -
Consulting Fees                                            49,200        62,131
Marketing, Including Amortization of
  Marketing Rights                                         38,795       162,616
General and Administrative                                 49,908        81,550
Interest Expense                                            4,644            -
--------------------------------------------------------------------------------

Total Expenses                                            222,547       306,297
--------------------------------------------------------------------------------

Loss Before Other Expenses                               (222,547)     (262,390)

Other Expenses
Loss on impairment of marketing rights                          -      (171,067)
--------------------------------------------------------------------------------


Loss Before Provision For Taxes                          (222,547)     (433,457)


Provision For Taxes                                             -             -
--------------------------------------------------------------------------------

Net Loss for the Period                               $  (222,547)  $  (433,457)
--------------------------------------------------------------------------------

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted-                     34,004,226    33,583,405

Income (Loss) Per Common Share - Basic and
  Diluted                                             $     (0.01)  $     (0.01)
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                            (U.S. Dollars)

                                                       (Unaudited)   (Unaudited)
Three Months Ended February 29 and February 28,            2004         2003
--------------------------------------------------------------------------------

Revenues, Net                                         $         -   $    24,090

Cost of Goods Sold                                              -         7,504
--------------------------------------------------------------------------------

Gross Profit                                                    -        16,586
--------------------------------------------------------------------------------

Expenses
Bad Debts                                                  80,000             -
Consulting Fees                                            24,600        29,765
Marketing, Including Amortization of Marketing
  Rights                                                   18,889        88,005
General and Administrative                                 38,022        37,195
Interest Expense                                            2,144             -
--------------------------------------------------------------------------------

Total Expenses                                            163,655       154,965
--------------------------------------------------------------------------------

Loss Before Other Expenses                               (163,655)     (138,379)

Other Expenses
Loss on impairment of marketing rights                          -      (171,067)
--------------------------------------------------------------------------------


Loss Before Provision For Taxes                          (163,655)     (309,446)


Provision For Taxes                                             -             -
--------------------------------------------------------------------------------

Net Loss for the Period                               $  (163,655)  $  (309,446)
--------------------------------------------------------------------------------

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted-                     34,004,226    33,669,596

Income (Loss) Per Common Share - Basic and
  Diluted                                             $     (0.00)  $     (0.01)
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
Toronto, Ontario Canada

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                             (U.S. Dollars)

                                                        (Unaudited)  (Unaudited)
Six Months Ended February 29 and February 28,              2004          2003
--------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net Loss for the Period                                 $(222,547)    $(433,457)

Non-Cash Adjustments:
Amortization of Marketing Rights                           15,000        29,748
Bad Debts                                                  80,000             -
Interest on Director/Stockholder Loans                      4,644             -
Shares Issued to Consultants                                    -        15,000
Loss on impairment of marketing rights                          -       171,067

Changes in Assets and Liabilities:
Accounts Receivable                                         2,352      (140,532)
Inventory                                                       -         1,722
Prepaid Expenses and deposits                               7,722        97,840
Accounts Payable                                           51,040        33,538
--------------------------------------------------------------------------------
Net Cash Flows from Operating Activities                  (61,789)     (225,074)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Advances from (Repayments to) Director                     33,573         3,093
Advances from (Repayment to) Stockholders                  28,351        (1,001)
--------------------------------------------------------------------------------
Net Cash Flows from Financing Activities                   61,924         2,092
--------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                       135      (222,982)
Cash and Cash Equivalents - Beginning of Period               127       223,157
--------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Period               $     262     $     175
--------------------------------------------------------------------------------

Supplemental Disclosures
Interest Paid                                           $       -     $       -
Income Taxes Paid                                       $       -     $       -
--------------------------------------------------------------------------------

Non-Cash Investing And Financing Activities
Purchase of Shares for Cancellation                     $       -     $  81,699
Acquisition of Marketing Rights                         $  15,000     $       -
Purchase Price Paid via Issuance of Common Stock          (15,000)            -
--------------------------------------------------------------------------------
Total Cash Paid for Marketing Rights                    $       -     $       -
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

         Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation. The reclassifications made to the prior year have no impact on the net loss, or overall presentation of the financial statements.

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

         In September 2003, the Company issued 250,000 restricted common shares to the President of ELCE in order to maintain the existing relationship in Canada for the ELCE products. A renegotiation of a new exclusive agreement for Canada was to be finalized in early 2004 but because the Company was unable to commit to the purchase of 40 units per month commencing in January 2004 the pursuit of this exclusive contract was temporarily abandoned. The Company continues to maintain its non-exclusive agreement with ELCE. In conjunction with the issuance of the common stock, the Company cancelled the option to purchase 500,000 common shares at $0.50 per share. The issuance of the common stock resulted in a charge to earnings of $15,000 in the six months ended February 29,2004.

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

Note H - Financing

         During April 2003, the Company obtained a commitment for a long-term financing agreement for $5,000,000 from U.S. Capital Inc. The financing commitment is comprised of the following: $2,500,000 of secured senior debt with a five-year term and a ten-year amortization with an automatic option to extend for five additional years, with principal and interest of 11.25% due at the end of the loan period; issuance of 8,000,000 restricted common shares of the Company's stock with options to return 4,000,000 shares for $1,250,000 at the end of five and ten years, respectively. The 8,000,000 restricted common shares have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from registration. The Company paid a $50,000 commitment fee to secure the financing. Of such fee, $10,000 was refunded in January 2004. The Company is also required to pay a $250,000 annual consulting fee to U.S. Capital Inc. based on the amount owing under the equity portion of the financing. It is expected that the Company will be able to make its first drawdown of funds during its fourth quarter.

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

      In April 2003, Ozolutions accepted a $5,000,000 financing proposal from U.S. Capital Inc., a California based investment banking firm. The financing commitment is comprised of the following elements:

      o $2,500,000 will be provided in the form of secured senior debt. The debt has a 5 year term with a 10 year amortization and an automatic option to extend for another 5 years. Principal and interest will be due at the end of 10 years. The simple interest rate is 11.25 % per year.
      o 8,000,000 restricted common shares will be issued for $2,500,000 with a put option to buy back 4,000,000 shares for $1,250,000 at the end of 5 years and 4,000,000 shares for $1,250,000 at the end of 10 years. Ozolutions will pay an annual consulting fee of 10% per year of the amount outstanding under this part of the financing agreement.
      o Ozolutions has paid a $50,000 commitment fee to secure the financing which is expected to be concluded in 2004. Of the commitment fee, $10,000 was refunded in January 2004.

      Ozolutions believes that this long term financing will enable it to expand its sales and marketing efforts for its chemical free water treatment technologies and fund the acquisition of established water treatment companies in the United States.

Results of Operations for the six months ended February 29, 2004 compared to February 28, 2003.

      For the six months ended February 29, 2004 the Company had no sales compared to $137,000 for the six months ending February 28, 2003.Cost of goods sold was $93,000 for the six months ending February 28, 2003 or 67.8% of sales while gross profit was $44,000 or 32.2% of sales.

      The net loss for the six months ended February 29,2004 was $223,000 compared to a net loss of $433,000 for the six months ended February 28, 2003.

      Expenses decreased $83,000 for the six months ended February 29, 2004 compared to the same period in 2003 mainly due to a reduction in consulting advisory agreements of $13,000, a reduction in marketing costs of $124,000, and a reduction in general and administrative expenses of $32,000 offset by an increase of $80,000 in bad debt expense.

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

      As previously discussed, Ozolutions accepted a $5,000,000 financing proposal from U.S. Capital Inc., a California based investment banking firm. It is expected that Ozolutions will be able to make its first drawdown of funds during the fourth fiscal quarter of 2004.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits: Copies of the following documents are included as exhibits to this report.

  SEC Ref. No.   Title of Document
  ------------   -----------------

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

                                                    OZOLUTIONS, INC.



Date:  May 24, 2004                                 By: /s/ Max Weissengruber,
                                                       -------------------------
                                                       Chief Executive Officer



Date:  May 24, 2004                                 By: /s/ Douglas Robertson,
                                                       -------------------------
                                                       Chief Financial Officer