Form 10QSB
period 2004-05-31
OZOLUTIONS INC
filed 2004-07-21
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to ______________

                           Commission File No. 0-31343

                                 OZOLUTIONS INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                   98-0229321
      --------------------------------                  -------------------
      (State or Other Jurisdiction of                     (IRS Employer
       Incorporation or Organization)                   Identification No.)

         30 Denver Crescent, Suite 200, Toronto, Ontario, Canada M2J 1G8
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (416) 490-0254
                           ---------------------------
                           (Issuer's telephone number)

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 31, 2004 there were 34,329,226 shares of common stock outstanding.

                                   FORM 10-QSB
                                OZOLUTIONS, INC.

                                      INDEX
                                                                         Page

PART I.    Item 1. Financial Information                                   3

           Balance Sheets at May 31,2004 (Unaudited)                       3
             and August 31, 2003

           Statements of Operations for the Nine Months                    4
             Ended May 31, 2004 and May 31, 2003 (Unaudited)

           Statements of Operations for the Three Months                   5
             Ended May 31, 2004 and May 31, 2003 (Unaudited)

           Statements of Cash Flows for the Nine Months Ended              6
             May 31, 2004 and May 31, 2003 (Unaudited)

           Notes to Financial Statements (Unaudited)                       7

           Item 2. Management's Discussion and Analysis or
                   Plan of Operation                                      11

           Item 3. Controls and Procedures                                15

PART II.   Other Information                                              16

           Item 2. Changes in Securities and Use of Proceeds              16

           Item 6. Exhibits and Reports on Form 8-K                       16

Signatures                                                                17


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

                                     Part I
                          Item 1. Financial Information

                                 OZOLUTIONS INC.
                            (A DELAWARE CORPORATION)
                             Toronto,Ontario Canada

                                 BALANCE SHEETS
--------------------------------------------------------------------------------
                                                         (U.S. Dollars)

                                                    (Unaudited)
                                                      May 31,    August 31,
                                                        2004        2003
-----------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                           $       543  $       127
Accounts Receivable - Net of Allowance
  for Doubtful Accounts                                 111,268      195,760
Inventory                                               182,363      182,363
Prepaid Expenses                                         42,278       50,000
-----------------------------------------------------------------------------
   Total Current Assets                                 336,452      428,250

Other Assets
Deposits                                                 27,292       27,292
-----------------------------------------------------------------------------

Total Assets                                        $   363,744  $   455,542
-----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts Payable                                    $   127,317  $    66,658
Deferred Revenue                                          7,037        7,037
Share Repurchase Commitment                              81,699       81,699
Due to Director                                         131,814       82,298
Due to Stockholders                                      99,182       56,501
-----------------------------------------------------------------------------
   Total Current Liabilities                            447,049      294,193
-----------------------------------------------------------------------------

Stockholders' (Deficit) Equity
Common Stock:  $.001 Par; 50,000,000 Shares
  Authorized; 34,329,226 and 33,754,226 Issued and
  Outstanding, Respectively                              34,329       33,754
Additional Paid In Capital                            1,784,054    1,752,975
Accumulated Deficit                                  (1,901,688)  (1,625,380)
-----------------------------------------------------------------------------
Total Stockholders' (Deficit) Equity                    (83,305)     161,349
-----------------------------------------------------------------------------

Total Liabilities and Stockholders' (Deficit)
  Equity                                            $   363,744  $   455,542
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                 OZOLUTIONS INC.
                            (A DELAWARE CORPORATION)
                             Toronto,Ontario Canada

                            STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------
                                                        (U.S. Dollars)

                                                    (Unaudited)  (Unaudited)
Nine Months Ended May 31                               2004          2003
-----------------------------------------------------------------------------

Revenues, Net                                       $      -     $   141,749

Cost of Goods Sold                                         -          97,563
-----------------------------------------------------------------------------

Gross Profit                                               -          44,186
-----------------------------------------------------------------------------

Expenses
Bad Debts                                               80,000        27,416
Consulting Fees                                         73,800       112,757
Marketing including amortization of
  Marketing Rights                                      49,420       136,553
General and Administrative                              66,134        96,009
Interest Expense                                         6,954         4,000
-----------------------------------------------------------------------------

Total Expenses                                         276,308       376,735
-----------------------------------------------------------------------------

Loss Before Other Expenses                            (276,308)     (332,549)

Other Expenses
Loss on impairment of marketing rights                     -        (171,067)
-----------------------------------------------------------------------------

Loss Before Provision For Taxes                       (276,308)     (503,616)

Provision For Taxes                                        -             -
-----------------------------------------------------------------------------

Net Loss For The Period                             $ (276,308)   $ (503,616)
-----------------------------------------------------------------------------

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted                        34,329,226   33,640,971

Income (Loss) Per Common Share-Basic and
  Diluted                                           $    (0.01)   $    (0.01)
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                 OZOLUTIONS INC.
                            (A DELAWARE CORPORATION)
                             Toronto,Ontario Canada

                            STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------
                                                        (U.S. Dollars)

                                                    (Unaudited) (Unaudited)
Three Months Ended May 31                              2004          2003
-----------------------------------------------------------------------------

Revenues, Net                                       $      -    $    5,199

Cost of Goods Sold                                         -         4,920
-----------------------------------------------------------------------------

Gross Profit                                               -           279
-----------------------------------------------------------------------------

Expenses
Bad Debts                                                  -        27,416
Consulting Fees                                         24,600      15,825
Marketing, Including Amortization of Marketing
  Rights                                                10,625      12,040
General and Administrative                              16,226      11,157
Interest Expense                                         2,310       4,000
-----------------------------------------------------------------------------

Total Expenses                                          53,761      70,438
-----------------------------------------------------------------------------

Loss Before Other Expenses                             (53,761)    (70,159)

Other Expenses
Loss on impairment of marketing rights                     -           -
-----------------------------------------------------------------------------

Loss Before Provision For Taxes                        (53,761)    (70,159)

Provision For Taxes                                        -           -
-----------------------------------------------------------------------------

Net Loss for the Period                             $  (53,761) $  (70,159)
-----------------------------------------------------------------------------

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                   34,329,226    33,754,226

Income (Loss) Per Common Share - Basic and
  Diluted                                           $    (0.00) $   (0.00)
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                 OZOLUTIONS INC.
                            (A DELAWARE CORPORATION)
                             Toronto,Ontario Canada

                            STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------
                                                         (U.S. Dollars)
                                                    (Unaudited) (Unaudited)
Nine Months Ended May 31,                               2004          2003
-----------------------------------------------------------------------------

Cash Flows from Operating Activities
Net Loss for the Period                             $ (276,308)  $  (503,616)

Non-Cash Adjustments:
Amortization of Marketing Rights                        15,000        29,748
Bad Debts                                               80,000        27,416
Interest on Director/Stockholder Loans                   6,954           -
Shares Issued to Consultants                             2,500        15,000
Loss on impairment of marketing rights                     -         171,067

Changes in Assets and Liabilities:
Accounts Receivable                                      4,492      (133,144)
Inventory                                                  -         (10,337)
Prepaid Expenses and deposits                            7,722        60,340
Accounts Payable                                        60,659        41,013
Deferred Revenue                                           -           7,437
-----------------------------------------------------------------------------
Net Cash Flows from Operating Activities               (98,981)     (295,076)
-----------------------------------------------------------------------------

Cash Flows from Financing Activities
Common Shares Issued For Cash                            7,200           -
Advances from (Repayments to) Director                  49,516        46,434
Advances from (Repayment to) Stockholders               42,681        26,460
-----------------------------------------------------------------------------
Net Cash Flows from Financing Activities                99,397        72,894
-----------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                    416      (222,182)
Cash and Cash Equivalents - Beginning of Period            127       223,157
-----------------------------------------------------------------------------
Cash and Cash Equivalents - End of Period           $      543   $       975
-----------------------------------------------------------------------------

Supplemental Disclosures
Interest Paid                                       $      -     $       -
Income Taxes Paid                                   $      -     $       -
-----------------------------------------------------------------------------

Non-Cash Investing And Financing Activities
Purchase of Shares for Cancellation                 $      -     $    81,699
Acquisition of Marketing Rights/Investor
  Relations Cost                                        17,500   $       -
Purchase Price Paid via Issuance of Common Stock       (17,500)          -
-----------------------------------------------------------------------------
Total Cash Paid for Marketing Rights                $      -     $       -
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                 OZOLUTIONS INC.
                            (A DELAWARE CORPORATION)
                             Toronto,Ontario Canada

                    NOTES TO FINANCIAL STATEMENTS-MAY 31,2004
-----------------------------------------------------------------------------

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

         In September 2003, the Company issued 250,000 restricted common shares to the President of ELCE in order to maintain the existing relationship in Canada for the ELCE products. A renegotiation of a new exclusive agreement for Canada was to be finalized in early 2004 but because the Company was unable to commit to the purchase of 40 units per month commencing in January 2004 the pursuit of this exclusive contract was temporarily abandoned. The Company continues to maintain its non-exclusive agreement with ELCE. In conjunction with the issuance of the common stock, the Company cancelled the option to purchase 500,000 common shares at $0.50 per share. The issuance of the common stock resulted in a charge to earnings of $15,000 in the nine months ended May 31,2004.

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

Note F - Going Concern

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $276,308 for the nine months ended May 31,2004. As a result, there is an accumulated deficit of $1,902,688 at May 31,2004.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

         Ozolutions is an international marketer and distributor of water purification systems using ultra violet, ozone and water activator technology. The markets we are primarily targeting are Canada, Mexico and the Caribbean zone, including Panama, Costa Rica and Peru.

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

         We have made deposits for 25 EntrOzone units but delivery of the water product has been delayed because of design and development work believed by Hankin to be required by environmental regulatory emphasis on multi-barrier treatment systems. The EntrOzone unit now includes ozone treatment, ultra violet treatment, and a filtration system, which combined offer protection against the widest possible range of contaminants.

         The President of Hankin has made a number of technical presentations to public and private water authorities in Costa Rica resulting in several large dollar ozone based water treatment proposals currently under consideration.

Water-activated Technology

         In August 2001, we acquired non-exclusive distribution rights to an activated water system from ELCE International Inc. for Mexico and the Caribbean Markets including Panama, Costa Rica, Ecuador and Peru. No fees were paid for these rights.

         In January 2002, we acquired the exclusive marketing rights to distribute the water-activated products of ELCE in Canada from ELCE. We issued 25,000 restricted common shares to maintain Canadian rights and issued an option to purchase 500,000 common shares to the President of ELCE International at $0.50 per share which expired in February 2004. In March 2002, we obtained exclusive marketing rights for Costa Rica for no consideration. However, in December of 2002, we did not meet the purchase commitment related to the Costa Rican agreement and lost the rights to sell ELCE products in Costa Rica. In September 2003, Ozolutions approved the issuance of 250,000 restricted common shares to the President of ELCE International and the cancellation of the option to purchase 500,000 common shares at $0.50 per share in order to maintain the existing relationship in Canada.

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

         Through our Canadian West Coast agent ELCE units are being tested in nursery locations where initial results show improvements in root, stem and flower growth of flowers. Trials with cut flowers also indicate economic shelf life can be extended through ELCE water activation. Year-long tests with retail wine making outlets have indicated that taste and alcohol content have improved with the use of triple activated water. In the fall of 2004, sales efforts will concentrate on sales to the several hundred Canadian outlets of a nationally franchised company.

         In Ontario, Ozolutions is vigorously pursuing alliances with consulting/service engineering firms and contractors who service boiler, air conditioning and refrigeration installations. These firms have both the technical expertise and customer bases to install and monitor the effectiveness of ELCE under Canadian specific conditions, a major element in the successful introduction of the ELCE water treatment technology.

         During 2004, we will be conducting two research studies using ELCE water activation technology. The Drinking Water Research Group at the University of Toronto will examine the effectiveness of ELCE water activation in preventing the buildup of mineral deposits in Ultra Violet systems. Once this fouling occurs, Ultra Violet systems are not effective and normally have to be shut down and deposits removed. If ELCE can keep Ultra Violet systems free from mineral contamination, UV systems can continue to provide effective contamination elimination without interruption.

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

UV Pure Products

         In order to provide viable technology and pricing options to residential customers for drinking water solutions, Ozolutions has negotiated distribution agreements with UV Pure, a Toronto based manufacturer of ultra violet products which have received NSF certification under standard 55 A. Both UV Pure's 13 US gallon per minute and 30 gallon per minute models will safely disinfect water, as a primary disinfectant, from untreated sources containing bacteria, E-coli, viruses and parasites such as giardia and cryptosporidium.

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

         o Ozolutions has paid a $ 40,000 commitment fee to secure the financing which is expected to be concluded in the fourth quarter of 2004.

         Ozolutions believes that this long term financing will enable it to expand its sales and marketing efforts for its chemical free water treatment technologies and fund the acquisition of established water treatment companies in the United States.

Results of Operations for the nine months ended May 31, 2004 compared to May 31, 2003.

         For the nine months ended May 31, 2004 the Company had no sales compared to $142,000 for the nine months ending May 31, 2003.Cost of goods sold was $ 98,000 for the nine months ending May 31, 2003.Gross profit was $44,000 or30.1% of sales for the nine months ended May31, 2003.

         The net loss for the nine months ended May 31,2004 was $276,000 compared to a net loss of $504,000 for the nine months ended May 31, 2003.Expenses for the nine months to May 31,2004 decreased $100,000 due to a $39,000 reduction in consulting fees, an $87,000 reduction in marketing costs the majority of which was marketing rights amortization and a $27,000 reduction in General and Administrative expenses offset by an increase in provision for doubtful accounts of $53,000.

         In 2003 there was also a loss of $171,000 for the write-off of impairment of marketing rights regarding a supplier (ELCE) as compared to zero in 2004.

Liquidity and Capital Resources

         Ozolutions operations used approximately $99,000 in cash during the nine months ended May 31,2004.Cash required during the nine months ended May 31, 2004 came principally from Director and shareholder advances and the sale of 250,000 restricted common shares for $7,200 cash.

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

         We plan to keep ELCE purchases to a minimum and do not anticipate holding large amounts of ELCE product inventory at any one time. We have arranged for a warehouse facility to store the present ELCE inventory at $300 per month.

         UV Pure products will be ordered when Ozolutions receives orders from customers who will pay a 50% deposit upon placement of orders with the balance due upon shipment FOB Toronto.

         As discussed above under the caption "Item 3. Legal Proceedings," Ozolutions is a party to one dispute. Both parties have agreed to settle the dispute with Ozolutions agreeing to pay $5,000 to regain 800,000 Ozolutions shares which will be returned to Treasury for cancellation. The company anticipates that this matter will be concluded in July, 2004 with both parties agreeing to pay their own related costs and all other claims relinquished.

         Ozolutions believes its general, selling and administrative expenses during the next 12 months will be approximately $400,000 of which $200,000 will be used for marketing and sales expenses including:

         o        production of printed sales and marketing materials;

         o        advertising, promotion and trade show participation;

         o travel expenses associated with advancing current and proposed projects in Mexico and the Caribbean Zone; and

         o        travel expenses that could be associated with potential U.S.
                  water treatment Company acquisitions.

         The remaining $ 200,000 is the estimated cost of clerical and management and consulting staff and facilities required to operate over the next year.

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

Item 3.  Controls and Procedures

         With the participation of management, Ozolutions' chief executive officer and chief financial officer evaluated Ozolutions' disclosure controls and procedures on May 31, 2004. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Ozolutions' filing of its quarterly report on Form 10-QSB for the six months ended May 31, 2004.

         Subsequent to May 31,2004, through the date of this filing of Form 10-QSB for the six months ended May 31, 2004, there have been no significant changes in Ozolutions' internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         In May 2004 the Company issued 250,000 restricted common shares for cash proceeds of $7,200 and 75,000 restricted common shares to pay for the server costs on an email marketing send out. The foregoing securities were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No commission was paid to any person in connection with the transactions.

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

                                                     OZOLUTIONS, INC.



Date:  July 20, 2004                                 By: /s/ Max Weissengruber,
                                                        Chief Executive Officer



Date:  July 20, 2004                                 By: /s/ Douglas Robertson,
                                                        Chief Financial Officer