Form 10KSB
period 2004-08-31
International Development Corp
filed 2004-12-14
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          COMMISSION FILE NO. 000-31343

                         INTERNATIONAL DEVELOPMENT CORP.
               (Exact name of issuer as specified in its charter)

             (Exact name of registrant as specified in its charter)

                                 OZOLUTIONS INC.
             (Previous name of issuer, while a Delaware corporation)

                     NEVADA                                 98-0229321
         (State or other jurisdiction                    (I.R.S. Employer
       of incorporation or organization)                Identification No.)

  30 DENVER CRESCENT, SUITE 200, TORONTO, ONTARIO, CANADA     M2J 1G8
         (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (416) 490-0254


Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR
                                                         VALUE $0.001 PER SHARE.
                                                             (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $22,950.00.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 30, 2004: $491,000.00.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 30, 2004: 49,104,430.

     Documents  incorporated  by  reference:  None.

                                TABLE OF CONTENTS

Item 1.     Description of Business. . . . . . . . . . . . . . . . . . . . . . 1
Item 2.     Description of Property. . . . . . . . . . . . . . . . . . . . . . 8
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 8
Item 4.     Submission of Matters to a Vote of  Security  Holders. . . . . . . 8
Item 5.     Market for Common Equity and Related Stockholder Matters . . . . . 9
Item 6.     Management's Discussion and Analysis or Plan of Operation. . . . .10
Item 7.     Financial Statements . . . . . . . . . . . . . . . . . . . . . . .12
Item 8.     Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .12
Item 8A.    Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .12
Item 9.     Directors and Executive Officers of the Registrant . . . . . . . .13
Item 10.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . .16
Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters. . . . . . . . . . . . . . . . . .18
Item 12.    Certain Relationships and Related Transactions . . . . . . . . . .18
Item 13.    Exhibits and  Reports on Form 8-K. . . . . . . . . . . . . . . . .19
Item 14.    Principal Accountant Fees and Services . . . . . . . . . . . . . .20

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Statements in this Form 10-KSB Annual Report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

     In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report.

GENERAL

     International Development Corp., a Nevada corporation, was formerly known as Ozolutions Inc., a Delaware corporation. We changed our name and state of domicile on December 9, 2004. See, "Change of Domicile." We have previously been in the business of international marketing and distribution of water purification systems using ultra violet, ozone and water activator technology. The markets we primarily targeted were located in the United States, Canada, Mexico, Costa Rica, Peru, and Panama. We have elected to terminate all of these activities and concentrate on formulating a new business plan and concentrating our efforts on identifying and closing focused acquisitions, building our company through steady planned growth. To that end we are reviewing investment options but have not entered into any agreements beyond the review at this stage. As of the date of this report, we have not entered into any definitive agreements.

     A  brief  discussion  of  our previous discontinued activities is in order.

     Ozone Technology. On June 12, 2000, we purchased the exclusive marketing rights to distribute the products of "Hankin Ozone Systems, LTD" in Canada, the Caribbean, and Mexico from 1421209 Ontario Limited. We agreed to pay the sum of $1,017,217, and issue 8,000,000 shares of our common shares. In November 2000, 8,000,000 shares of our common stock were delivered to 1421209 Ontario Limited. We had an agreement to repurchase 6,000,000 of the 8,000,000 shares for $81,699 which we decided to cancel in August 2004. In April 2002, the agreement with 1421209 Ontario Limited was cancelled and the obligation to pay $1,000,000 to 1421209 Ontario Limited was no longer due. We wrote-off the net marketing rights of $762,743 and the outstanding obligation of $1,000,000, and recorded an extraordinary gain from the cancellation of the agreement of $237,257. We paid $50,000 directly to Hankin Ozone Systems, LTD for the same marketing rights which we recorded as an expense during the year ended August 31, 2002. In September 2004, Hankin was placed into bankruptcy, and the deposit of $22,292 for certain units was written off as of August 31,2004.

     Water-activated Technology. In August 2001, we acquired non-exclusive distribution rights to an activated water system from ELCE International Inc. for Mexico and the Caribbean markets including Panama, Costa Rica, Ecuador and Peru. No fees were paid for these rights. In September 2003, we approved the issuance of 250,000 shares of our restricted common stock to the president of ELCE and the cancellation of an option to purchase

500,000 shares of our common stock at $0.50 per share in order to maintain the existing relationship in Canada. The issuance of the common stock resulted in a charge against earnings of $15,000 in 2004.

UV Pure Products. In order to provide viable technology and pricing options to residential customers for drinking water solutions, we entered into distribution agreements with UV Pure in 2004 with the intent to distribute ultra violet home treatment systems in select markets in Latin America and the United States. We have since terminated the agreements.

Change in Control

     On September 23, 2004, Betty-Ann Harland acquired 15,000,000 shares of our common stock, which represented 30.51 percent of our issued and outstanding common stock. In addition, Ms. Harland has proxies to vote 6,000,000 shares of our common stock, granted by 1421209 Ontario Limited. The proxies expire on February 1, 2005. Ms. Harland paid the sum of $25,000 for the shares.

CHANGE IN CONTROL

     On September 23, 2004, Betty-Ann Harland acquired 15,000,000 shares of our common stock, which represented 30.51 percent of our issued and outstanding common stock. In addition, Ms. Harland has proxies to vote 6,000,000 shares of our common stock, granted by 1421209 Ontario Limited. The proxies expire on February 1, 2005. Ms. Harland was elected as our chairman of the board, chief executive officer and director on September 23, 2004. Ms. Harland paid the sum of $25,000 for the shares. Pursuant to the acquisition agreement, the shares of common stock acquired by Ms. Harland may be converted into shares of our voting preferred stock upon terms to be determined.

     On October 12, 2004, 1421209 Ontario Limited granted to us an option to redeem 3,000,000 shares of our common stock, which are currently held in escrow, for a total sum of $25,000.00, payable in two installments. The first installment of $10,000 was paid by us on October 12, 2004, and the balance of $15,000.00 is due on or before February 1, 2005. In the event that we do not pay the second installment of $15,000.00, our option to redeem the 3,000,000 shares of our common stock will terminate. In any event, Betty-Ann Harland will retain her proxies to vote 6,000,000 shares of our common stock, granted by 1421209 Ontario Limited.

     Following the acquisition of our shares by Ms. Harland, she was elected our chairman and chief executive officer. In addition, Max Weissengruber, Douglas Robertson, Robert W. Gingell, and Arthur N. Kelly were elected as our officers and directors. At the same time, D. Brian Robertson was elected our chief financial officer.

     Because of the change in ownership of voting stock and the composition of the board after the closing of the agreement, there was a change in control.

CHANGE OF DOMICILE

     On December 9, 2004, a majority of our stockholders voted to approve a change in our state of incorporation from Delaware to Nevada by means of a merger permitted under the corporate statutes of both states.

     The merger was between Ozolutions, Inc., a Delaware corporation, and International Development Corp., a Nevada corporation, organized by us for the specific purpose of the change of domicile. The merger was consummated pursuant to a Plan of Merger. The Plan of Merger provided that Ozolutions, Inc. merge with and into International Development Corp. Following the merger, International Development Corp. was the surviving entity.

     International Development Corp. was a newly formed corporation with one share of common stock issued and outstanding held by Betty-Ann Harland, our chairman and chief executive officer, with only minimal capital and no other assets or liabilities. The terms of the merger provided that the existing stockholders of Ozolutions, Inc. would be entitled to receive one share of the common stock of International Development Corp. for every one share of the common stock of Ozolutions, Inc. held by the common stockholders of Ozolutions, Inc. In addition, the then currently issued one share of the common stock of International Development Corp. held by Ms. Harland was cancelled. As a result, following the merger, the former stockholders of Ozolutions, Inc. became the only stockholders of the newly merged corporation.

     The change of domicile did not interrupt the existence of Ozolutions, Inc. Each share of our common stock remained issued and outstanding as one share of the common stock of International Development Corp. after the change of domicile from Delaware to Nevada.

     We chose to change our state of incorporation in order to take advantage of several features of Nevada corporate law which are expected to help us reduce our taxes and to facilitate our corporate actions. A comparison of Nevada and Delaware law follows:

- Corporations domiciled in Nevada do not pay a franchise tax or a corporate income tax. Delaware imposes a corporate income tax.

- Under Nevada law, unless otherwise provided in the articles of incorporation, a corporation that desires to change the number of shares of a class or series, if any, of its authorized stock by increasing or decreasing the number of authorized shares of the class or series and correspondingly increasing or decreasing the number of issued and outstanding shares of the same class or series held by each stockholder of record at the effective date and time of the change, except as otherwise provided in subsections 2 and 3 of Chapter 78.207 of the Nevada Revised Statutes, may do so by a resolution adopted by the board of directors, without obtaining the approval of the stockholders. The resolution may also provide for a change of the par value, if any, of the same class or series of the shares increased or decreased. After the effective date and time of the change, the corporation may issue its stock in accordance therewith.

     The second bullet point above is especially important to us, inasmuch as we will be able to change our authorized shares to more efficiently meet our current needs. Presently, we need to go to the time and expense of having a stockholders' meeting in order to change our authorized shares. We must be able to quickly deal with situations calling for us to modify our capital structure.

     Officers and Directors. Before the change of domicile, our board of directors consisted of five members, Betty-Ann Harland, Max Weissengruber, Douglas Robertson, Robert W. Gingell, and Arthur N. Kelly. Upon the change of domicile, our board of directors consists of the same individuals who were also the directors of International Development Corp.

     Resales of Our Common Stock. Pursuant to Rule 145 under the Securities Act, due to the merger of Ozolutions, Inc. with International Development Corp., the exchange of our shares of common stock in the Delaware corporation for shares of the common stock of the Nevada corporation was exempt from registration under the Securities Act, since the sole purpose of the transaction was a change of our domicile within the United States. The effect of the exemption is that the shares of our common stock issuable in the change of domicile may be resold by the former stockholders without restriction to the same extent that such shares may have been sold before the change of domicile.

     Accounting for the Transaction. Upon consummation of the change of domicile, the historical financial statements of the Delaware corporation became the historical financial statements of the Nevada corporation. Total stockholders' equity was unchanged as a result of the change of domicile.

EMPLOYEES

     As of November 30, 2004, we employed two consultants, including two full-time executives and one part-time clerical employee. None of these employees are covered under a collective bargaining agreement.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

UNDER OUR NEW BUSINESS MODEL, WE ARE A NEW BUSINESS WITH A LIMITED OPERATING HISTORY AND ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

     Under our new business model, we have a limited operating history. We have not recently engaged in active business operations.

     To date, our efforts have been devoted primarily to the following:

-    Organizational  activities;

-    Developing  a  business  plan  for  our  business;

-    Obtaining  funding;  and

- Conducting research and working toward the ultimate successful development of our products and services.

     We are still in our formative stage with respect to the development of our business plan going forward. You should be aware of the difficulties, delays and expenses normally encountered by an enterprise which has reorganized, many of which are beyond our control, including unanticipated expenses, employment costs, and administrative expenses. We cannot assure our stockholders that our proposed business plans as described in this Annual Report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

GROWTH BY ACQUISITION.

     Our business strategy includes the attainment of substantially all of our growth through our ability to successfully execute our acquisition model. Any time a company growth strategy depends on the acquisition of other companies there is substantial risk. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, and manage post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, with out proper planning and implementation, could significantly disrupt our business including, but not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities. If the business becomes impaired, there could be partial or full write-offs attributed to the acquisition.

COMPETITION.

     We face intense competition in all the business segments in which we have identified to do business. Some competitors will have substantially greater resources, including greater financial resources, larger customer base, and greater name and brand recognition. Any of these circumstances could have a material adverse effect on our business development, financial condition, results of operations.

FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF FUTURE FUNDING.

     Our plan of operation calls for additional capital to facilitate growth and support our long-term development and acquisition strategy marketing programs. It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and acquisitions marketing of our products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available we may be required to curtail one or more of our future activates programs.

THERE IS SUBSTANTIAL DOUBT THAT WE CAN CONTINUE AS A GOING CONCERN.

     We expect to incur significant capital expenses in pursuing our development and acquisition strategy plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives. In order for us to continue our operations, we will require additional funds over the next 12 months. While we hope we will be able to generate funds necessary to maintain our operations, without additional funds there will be a limitation to the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business model plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of in revenues, there is a substantial doubt of our being able to continue as a going concern.

     Additionally, it should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements.

DEPENDENCE ON KEY EMPLOYEES.

     Our business is dependent upon our senior executive officers, principally, Max Weissengruber, our chief operating officer, who is responsible for our operations, including marketing and business development. We have an employment agreement with Mr. Weissengruber and he has indicated a desire to continue his employment with us for the long term. Our business may be adversely affected if Mr. Weissengruber left our employ. In the event of future growth in administration, marketing, manufacturing and customer support functions, we will need to increase the depth and experience of our management team by adding new members. Our success will depend to a large degree upon the active participation of our key officers and employees. Loss of services of any of the current officers and directors, especially Mr. Weissengruber, could have a significant adverse effect on our operations and prospects. There can be no assurance that we will be able to employ qualified persons on acceptable terms to replace officers who become unavailable.

NEED FOR ADDITIONAL SPECIALIZED PERSONNEL.

     Although we are committed to the continued development and growth of our business, the addition of specialized key personnel and sales persons to assist us in the execution of our business model. There can be no assurance that we will be able to locate and hire such specialized personnel on acceptable terms.

DEPENDENCE ON ABILITY TO MARKET SERVICES.

     Due to our limited resources, the execution of our business model sales and marketing of our services has been limited to date. Our success is dependent upon our ability to execute with such limited resources.

TERRORISM.

     Terrorist acts or acts of war may cause damage or disruption to or business or business strategy, which could adversely impact revenues, ability to do acquisitions, and financial condition.

Risks Relating to Our Stock

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Because we are a newly reorganized company, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. We may be unable to secure additional financing on favorable terms or at all.

     Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2002 and 2003, and through the date of this Annual Report, our common stock was sold and purchased at prices that ranged from a high of $0.30 to a low of $0.01 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity since the price for our common stock may suffer greater declines due to its price volatility.

     The price of our common stock that will prevail in the market may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

-    Variations in our quarterly operating results;

-    The development of a market in general for our products and services;

-    Changes in market valuations of similar companies;

- Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

-    Loss of a major customer or failure to complete significant transactions;

-    Additions or departures of key personnel; and

-    Fluctuations in stock market price and volume.

     Additionally, in recent years the stock market in general, and the OTC Bulletin Board in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this Annual Report does not necessarily portend what the trading price of our common stock might be in the future.

     Moreover, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK.

     Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in our stock would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as we, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of our common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

- That a broker or dealer approve a person's account for transactions in penny stocks; and

- The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- Obtain financial information and investment experience objectives of the person; and

- Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

- Sets forth the basis on which the broker or dealer made the suitability determination; and

- That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTY.

     We use approximately 400 square feet of office space at 30 Denver Crescent, Suite 200, Toronto, Ontario Canada M2J 1G8. The office space is provided by Max Weissengruber, one of our officers and directors, at no charge. We rent storage space in Toronto on a month-to-month basis to maintain a limited inventory of product. The cost of this space is $300 per month. We believe that all of our facilities are adequate for at least the next 12 months. We expect that we could locate other suitable facilities at comparable rates, should we need more space.

ITEM 3. LEGAL PROCEEDINGS.

     In June 2002, David Michael LLC and Feng Shui Consulting, Inc. filed a suit against us for breach of contract for failure to issue shares of our common stock under a consulting agreement. We filed a counter claim and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction. On August 23,2004 the United States District Court for Utah ordered the dismissal of this action in its entirety including all claims with each party to bear its own costs and fees. The shares of our common stock previously issued to David Michael LLC and Feng Shui Consulting, Inc. are to be returned to us upon payment of $5,000 which was paid in September 2004.

     On January 11, 2002, we entered into a financial consulting and investment banking agreement with Chapman, Spira & Carson LLC. The purpose of the agreement was to assist us with general business and financial consulting and obtain equity and debt financing up to $2 million on terms agreeable to us. In June 2002, Chapman, Spira & Carson LLC made a demand for arbitration through the American Arbitration Association as provided in the agreement claiming $50,000 in fees, plus nine percent interest, and 200,000 shares of our common stock. In February 2003, we obtained a verdict against Chapman and were awarded approximately $22,000 net of any our legal fees. The amount has not been recorded in the accompanying financial statements as we are uncertain that the payment will be made. Chapman appealed to the New York Supreme Court in 2004 and this appeal was dismissed. At the present time Chapman has appealed to the Court of Appeal in New York and has a fixed time limit of 60 days to prove their case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders in the year ended August 31, 2004. However, on December 9, 2004 we held a special meeting of our stockholders. The stockholders considered and voted on a proposal to change the state of incorporation of Ozolutions, Inc. from Delaware to Nevada by means of a merger with International Development Corp., a new Nevada corporation which we formed. The change in domicile was approved by the stockholders and became effective on December 9, 2004. Along with the change of domicile, we changed our name to International Development Corp. The change in domicile is described more fully in the "Change of Control" Section of Part I of this Annual Report. The number of votes cast by our common stock stockholders for change in domicile was 26,496,171. No votes were cast against the proposal.

     As part of the change of domicile, our stockholders also:

- Elected as our directors, the directors of International Development Corp., the surviving Nevada corporation;

- Approved an increase in our authorized common stock from 50,000,000 shares to 800,000,000 shares under the articles of incorporation of the surviving Nevada corporation, which replaced the previous articles of incorporation of Ozolutions, Inc., a Delaware corporation;

- Authorized 100,000,000 shares of preferred stock under the articles of incorporation of the surviving Nevada corporation, which replaced the previous articles of incorporation of Ozolutions, Inc., a Delaware corporation;

- Authorized our board of directors to determine, in whole or part, the preferences, limitations, and relative rights, of classes or series of shares, as provided in Section 78.1955 of the Nevada Revised Statutes under the articles of incorporation of the surviving Nevada corporation, which replaced the previous articles of incorporation of Ozolutions, Inc., a Delaware corporation; and

- Approved the bylaws of International Development Corp., a Nevada corporation, which will govern us following the merger and change in domicile.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock has been quoted on the OTC Bulletin Board under the symbol "OZLU.OB." The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for our common stock which has been quoted on the OTC Bulletin Board. On December 9, 2004, our symbol changed to "IDVL.OB." These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                                        HIGH    LOW
                    August 31, 2002    $ 0.30  $0.09
                    November 30, 2002  $ 0.20  $0.08
                    February 28, 2003  $ 0.12  $0.08
                    May 31, 2003       $ 0.14  $0.05

                                       HIGH    LOW
                    August 31, 2003    $ 0.15  $0.02
                    November 30, 2003  $ 0.16  $0.05
                    February 28, 2004  $ 0.09  $0.03
                    May 31, 2004       $0.065  $0.02

                                       HIGH    LOW
                    August 31, 2004    $0.045  $0.01

     Since our inception, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

     We currently have 49,154,430 shares of our common stock outstanding. Our shares of common stock are held by approximately 1,688 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     See Item 11 of this Annual Report.

RECENT SALES OF UNREGISTERED SECURITIES

     On September 23, 2004, Betty-Ann Harland acquired 15,000,000 shares of our common stock, which represented 30.51 percent of our issued and outstanding common stock. In addition, Ms. Harland has proxies to vote 6,000,000 shares of our common stock, granted by 1421209 Ontario Limited. The proxies expire on February 1, 2005. Ms. Harland paid the sum of $25,000 for the shares. Pursuant to the acquisition agreement, the shares of common stock acquired by Ms. Harland may be converted into shares of our voting preferred stock upon terms to be determined. The shares were restricted in their transfer under the Securities Act.

     The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. Ms. Harland took her securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to a person with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

SECTION 15(g) OF THE EXCHANGE ACT

     The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

     Rule 15g-2 declares unlawful any broker-dealer transactions in "penny stocks" unless the broker-dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a "penny stock" transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker-dealers from completing "penny stock" transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker-dealer executing a "penny stock" transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

     Our common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the "penny stock" rules.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Statements included in this Management's Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for "blank check" companies similar to us, and
(ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

     For the 12 months ended August 31, 2004, we had $23,000 in sales compared to $144,000 for the year ending August 31, 2003. All sales were for the sale of ELCE products. Cost of goods sold was $19,000 or 80 percent of sales for the year ending August 31, 2004 compared to $101,000 or 70.5 percent of sales for 2003. Gross profit was $4,000 and $42,000 for fiscal 2004 and 2003 respectively.

     The net loss for the year ended August 31,2004 was $385,000 compared to a net loss of $608,000 for the year ended August 31, 2003.Expenses for the year ended August 31,2004 decreased $ 90,000 due to a reduction in consulting fees of $77,000 and marketing expenses of $94,000 offset by an increase in bad debts of $81,000.During fiscal 2004 the Company made a concentrated effort to cut as much as possible its use of public relation and marketing consultants.

     In addition there was no expense for the writing-off of the loss on impairment of marketing rights for the year ended August 31,2004 compared to a $171,000 write-off for the year ended August 31,2004

LIQUIDITY AND CAPITAL RESOURCES

     Our operations used approximately $147,000 in cash during the year ended August 31,2004. Cash required during the year ended August 31, 2004 came principally from director and shareholder advances of $118,000 and the sale of restricted common shares for $29,000.

     We plan to keep ELCE purchases to a minimum and do not anticipate holding large amounts of ELCE product inventory at any one time after selling our original purchases of ELCE water activation units. We have arranged for a warehouse facility to store the present ELCE inventory at $300 per month.

     UV Pure products will be ordered when we receive orders from customers who will pay a 50 percent deposit upon placement of orders with the balance due upon shipment FOB Toronto.

     We estimate our business operational expenses during the next 12 months will be approximately $1.5 million.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for include revenue recognition, impairment of marketing rights and accounting for legal contingencies.

     We recognize revenue in accordance with Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements." Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

     We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

     Our business is more fully described in Part I of this Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed by our accountants in the audited financial statements included in Item 7 of this Annual Report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses.

     Directors and shareholders continue to provide us the funds needed to continue our development and operations. To the extent our revenue shortfall exceeds the willingness and ability of our directors and shareholders to continue providing us the funds needed, we anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     Our independent auditor's report on our August 31, 2004 financial statements included in this Annual Report states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

RECENT DEVELOPMENTS

     Please see Item1 of this Annual Report for the discussion of our proposed operations going forward since August 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F/S-1 through F/S-14.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES


                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                         INTERNATIONAL DEVELOPMENT CORP.

                                OZOLUTIONS INC.
                            (A DELAWARE CORPORATION)
                            TORONTO, ONTARIO CANADA

                            ========================
                                FINANCIAL REPORTS
                                       AT
                                AUGUST 31, 2004
                            ========================

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
TORONTO, ONTARIO CANADA


TABLE OF CONTENTS
================================================================================


Report of Independent Registered Public Accounting Firm                F - 1

Balance Sheets at August 31, 2004 and 2003                             F - 2

Statements of Changes in Stockholders' Equity (Deficit) for the
  Years Ended August 31, 2004 and 2003                             F - 3 - F - 4

Statements of Operations for the Years Ended
  August 31, 2004 and 2003                                             F - 5

Statements of Cash Flows for the Years Ended
  August 31, 2004 and 2003                                         F - 6 - F - 7

Notes to Financial Statements                                     F - 8 - F - 14

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
  and Stockholders
Ozolutions Inc.
Toronto, Ontario Canada


     We have audited the accompanying balance sheets of Ozolutions Inc. (A Delaware Corporation) as of August 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended August 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rotenberg & Co., LLP


Rotenberg & Co., LLP
Rochester, New York
December 7, 2004 (except for Note O as to which the date is December 9, 2004)

   The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
TORONTO, ONTARIO CANADA


BALANCE SHEETS
=======================================================================================================

                                                                                   (U.S. DOLLARS)

August 31,                                                                       2004          2003
-------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                                    $       233   $       127
Accounts Receivable - Net of Allowance for Doubtful Accounts
                      of $177,042 and $35,020, Respectively                       23,184       195,760
Inventory                                                                        208,798       182,363
Prepaid Expenses                                                                  40,000        50,000
-------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                             272,215       428,250

OTHER ASSETS
Deposits                                                                               -        27,292
-------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                 $   272,215   $   455,542
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable                                                             $    93,506   $    66,658
Deferred Revenue                                                                   7,037         7,037
Share Repurchase Commitment                                                            -        81,699
Due to Director                                                                  149,897        82,298
Due to Stockholder                                                               107,327        56,501
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                357,767       294,193
-------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock:  $.001 Par; 50,000,000 Shares Authorized;
                            34,904,226 and 33,754,226 Issued and
                            Outstanding, Respectively                             34,904        33,754
Additional Paid-In Capital                                                     1,890,364     1,752,975
Accumulated Deficit                                                           (2,010,820)   (1,625,380)
-------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                             (85,552)      161,349
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $   272,215   $   455,542
=======================================================================================================

              The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
TORONTO, ONTARIO CANADA


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
==============================================================================================================================

                                                                              (U.S. DOLLARS)

                                                                     COMMON      ADDITIONAL                        TOTAL
                                                        NUMBER        STOCK        PAID-IN     ACCUMULATED     STOCKHOLDERS'
                                                      OF SHARES   ($0.001 PAR)     CAPITAL       DEFICIT     EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------

BALANCE - AUGUST 31, 2003                             33,754,226  $      33,754  $ 1,752,975  $ (1,625,380)  $        161,349

Shares Issued as Consideration for
  Acquisition of Marketing Rights                        250,000            250       14,750             -             15,000

Shares Issued for Cash Consideration                     825,000            825       16,673             -             17,498

Shares Issued to Consultant in Exchange for Services      75,000             75        2,425             -              2,500

Cancellation of Commitment for Purchase of Shares
     for Cancellation                                          -              -       81,699             -             81,699

Proceeds from Former Stock Purchase Agreement                  -              -       11,673             -             11,673

Capital Contribution - Interest Expense                        -              -       10,169             -             10,169

Net Loss                                                       -              -            -      (385,440)          (385,440)
------------------------------------------------------------------------------------------------------------------------------

BALANCE - AUGUST 31, 2004                             34,904,226  $      34,904  $ 1,890,364  $ (2,010,820)  $        (85,552)
==============================================================================================================================

                         The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
TORONTO, ONTARIO CANADA


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
================================================================================================================================

                                                                                 (U.S. DOLLARS)

                                                                      COMMON       ADDITIONAL                        TOTAL
                                                         NUMBER        STOCK        PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                                       OF SHARES   ($0.001 PAR)     CAPITAL        DEFICIT     EQUITY (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - AUGUST 31, 2002                              33,333,326  $      33,333  $ 1,817,516   $ (1,017,816)  $        833,033

Shares Issued to Consultants in Exchange for Services     300,000            300       14,700              -             15,000

Shares Issued under Former Stock Purchase Agreement       120,900            121         (121)             -                  -

Commitment for Purchase of Shares for Cancellation              -              -      (81,699)             -            (81,699)

Capital Contribution - Interest Expense                         -              -        2,579              -              2,579

Net Loss                                                        -              -            -       (607,564)          (607,564)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - AUGUST 31, 2003                              33,754,226  $      33,754  $ 1,752,975   $ (1,625,380)  $        161,349
================================================================================================================================


                        The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
TORONTO, ONTARIO CANADA


STATEMENTS OF OPERATIONS
=================================================================================

                                                             (U.S. DOLLARS)

YEARS ENDED AUGUST 31,                                     2004          2003
---------------------------------------------------------------------------------

REVENUES, NET                                          $    22,950   $   143,636

Cost of Goods Sold                                          18,619       101,239
---------------------------------------------------------------------------------

GROSS PROFIT                                                 4,331        42,397
---------------------------------------------------------------------------------

EXPENSES
Bad Debts                                                  143,788        63,108
Consulting Fees                                             61,049       137,925
Marketing, Including Amortization of Marketing Rights       56,814       154,399
General and Administrative                                 117,951       120,883
Interest Expense                                            10,169         2,579
---------------------------------------------------------------------------------

TOTAL EXPENSES                                             389,771       478,894
---------------------------------------------------------------------------------

LOSS BEFORE OTHER EXPENSES                                (385,440)     (436,497)

OTHER EXPENSES
Loss on Impairment of Marketing Rights                           -       171,067
---------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR TAXES                           (385,440)     (607,564)

Provision for Taxes                                              -             -
---------------------------------------------------------------------------------

NET LOSS                                               $  (385,440)  $  (607,564)
---------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                       34,186,671    33,669,517

LOSS PER COMMON SHARE - BASIC AND DILUTED              $     (0.01)  $     (0.02)
=================================================================================


    The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
TORONTO, ONTARIO CANADA


STATEMENTS OF CASH FLOWS
=====================================================================

                                                   (U.S. DOLLARS)

Years Ended August 31,                            2004        2003
---------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                       $(385,440)  $(607,564)

NON-CASH ADJUSTMENTS:
Amortization of Marketing Rights                  15,000      29,748
Bad Debts                                        143,788      63,108
Interest on Director/Stockholder Loans            10,169       2,579
Loss on Impairment of Marketing Rights                 -     171,067
Shares Issued to Consultants                       2,500      15,000

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                               28,788    (121,325)
Inventory                                        (26,435)    (14,993)
Prepaid Expenses and Deposits                     10,000      48,500
Deposits                                          27,292       5,240
Accounts Payable                                  26,848      59,541
Deferred Revenue                                       -       7,037
---------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES        (147,490)   (342,062)
---------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                   -           -
---------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Director                            67,599      67,342
Advances from Stockholder                         50,826      51,690
Proceeds from Issuance of Stock                   17,498           -
Proceeds from Former Stock Purchase Agreement     11,673           -
---------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES         147,596     119,032
---------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS              106    (223,030)

Cash and Cash Equivalents - Beginning of Year        127     223,157
---------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR        $     233   $     127
=====================================================================


The accompanying notes are an integral part of these financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
TORONTO, ONTARIO CANADA


STATEMENTS OF CASH FLOWS - CONTINUED
======================================================================

                                                      (U.S. DOLLARS)

Years Ended August 31,                                2004      2003
----------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
======================================================================

Interest Paid                                       $      -   $     -
Income Taxes Paid                                   $      -   $     -
======================================================================


NON-CASH INVESTING AND FINANCING ACTIVITIES
======================================================================

Commitment for Purchase of Shares for Cancellation  $(81,699)  $81,699
======================================================================

Acquisition of Marketing Rights                     $ 15,000   $     -
Purchase Price Paid via Issuance of Common Stock     (15,000)        -
----------------------------------------------------------------------

TOTAL CASH PAID FOR MARKETING RIGHTS                $      -   $     -
======================================================================


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

          SCOPE OF BUSINESS
          The Company is an international marketer and distributor of water purification systems using ozone and water activator technology. The markets the Company targets are Canada, the United States of America, Mexico, Costa Rica and Peru.

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

          USE OF ESTIMATES
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.

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

          RECLASSIFICATIONS
          Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation. The reclassifications made to the prior year have no impact on the net income (loss), or overall presentation of the financial statements.

NOTE C -  MARKETING RIGHTS
          HANKIN OZONE SYSTEMS, LTD
          The Company purchased the exclusive marketing rights to distribute the products of Hankin Ozone Systems, LTD ("Hankin") in Canada, the Caribbean, and Mexico from 1421209 Ontario Limited. The acquisition occurred on June 21, 2000 in which Ozolutions Inc. received the rights to begin distributing the products of Hankin and became obligated to 1421209 Ontario Limited for the purchase price described below.

          The payment terms (as amended on November 7, 2000) were for $1,017,217, and the issuance of 8,000,000 common shares of Ozolutions Inc. A non-refundable payment of $17,217 was paid to 1421209 Ontario Limited in June 2000.

                                                                   - continued -

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
TORONTO, ONTARIO CANADA


NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE C -  MARKETING RIGHTS - CONTINUED

          In November 2000, the 8,000,000 shares of common stock were delivered to 1421209 Ontario Limited. The Company had an agreement to repurchase 6,000,000 of the 8,000,000 shares for $81,699. During August 2004, this agreement was canceled by both parties. In October 2004, the Company entered into an agreement with 1421209 Ontario Limited to repurchase 3,000,000 common shares for $25,000. The payment terms are a $10,000 non-refundable deposit upon acceptance of the agreement, with the balance of $15,000 due on or before February 1, 2005. In the event the Company defaults on the second installment, the agreement will be cancelled and 1421209 Ontario Limited will retain ownership of the 3,000,000 shares.

          In April 2002, the exclusive marketing rights agreement with 1421209 Ontario Limited was cancelled and the obligation of $1,000,000 to 1421209 Ontario Limited was no longer due.

          In September 2004, Hankin filed for bankruptcy. The Company has made arrangements with another Canadian company to provide ozone products, as required. The deposit of $27,292 for 25 EntrOzone units was written off in full as of August 31, 2004.

          ELCE INTERNATIONAL INC.
          In January 2002, the Company purchased the exclusive marketing rights to distribute the water activator products of ELCE International Inc. ("ELCE") in Canada from ELCE. In February 2003, the Company determined that it could not meet the conditions of the marketing agreement for ELCE in Canada. As a result, the Company lost the exclusive marketing rights to distribute the ELCE products in Canada. In addition, the previously agreed upon distributor's discount on purchases was decreased from 40% to 30%. Based on the above, the Company wrote off the remaining carrying value of the exclusive marketing rights at February 28, 2003 which resulted in a charge to operations during the year ended August 31, 2003 in the amount of $171,067.

          In September 2003, the Company issued 250,000 restricted common shares to the President of ELCE in order to maintain the relationship in Canada for the ELCE products. The issuance of common stock resulted in a charge to earnings of $15,000 during the year ended August 31, 2004.

NOTE D -  STOCK PURCHASE AGREEMENT
          The Company entered into a Stock Purchase Agreement on October 1, 2001 with First Chartered Capital Corporation, Inc. ("First Chartered"). First Chartered purchased stock of the Company for 30% of the market value on the date of purchase. Through August 31, 2004, 12,330,093 restricted common shares had been purchased by First Chartered with the Company receiving $1,042,282. The Company cancelled this agreement in August 2002.

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

                                                                   - continued -

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
TORONTO, ONTARIO CANADA


NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE E -  CONSULTING AND ADVISORY AGREEMENTS - CONTINUED

          In June 2002, David Michael LLC and Feng Shui Consulting, Inc. filed a suit against the Company for breach of contract. The Company filed a counter claim and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction. During August 2004, the United States District Court for the District of Utah dismissed the case in its entirety with prejudice, with each party to bear its own costs and fees. As part of the dismissal, the Company had the option to repurchase the 800,000 common shares that were previously issued to the plaintiffs upon payment of $5,000, which was paid in September 2004.

          On January 11, 2002, the Company entered into a financial consulting and investment banking agreement with Chapman, Spira & Carson LLC ("Chapmam"). The purpose of the agreement was to assist the Company with general business and financial consulting and obtain equity and debt financing up to $2 million on terms agreeable to the Company. Upon the receipt of the initial financing proceeds, the Company was required to pay a non-refundable retainer fee of $25,000 and issue 200,000 restricted shares of the Company's common stock. As of May 31, 2002, the Company had paid $3,000 of the $25,000 retainer fee in advance. In June 2002, Chapman cancelled this agreement.

          In June 2002, Chapman made a demand for arbitration through the American Arbitration Association as provided in the agreement claiming $50,000 in fees, plus nine percent interest, and 200,000 shares of the Company's common stock. In February 2003, the judge returned a verdict against Chapman and awarded the Company approximately $22,000 net of any Company legal fees. The amount has not been recorded in the accompanying financial statements as the Company is uncertain that the payment will be received. Chapman appealed to the New York State Supreme Court in 2004 and this appeal was dismissed. At the present time, Chapman has appealed to the Court of Appeal in New York and has a fixed time limit of sixty days to prove their case.

          In October 2002, the Company entered into an agreement with Cybertek Capital Management Inc. ("Cybertek") or its assignees to distribute the Company's products. The agreement was for a five year period. In exchange for these services, the Company granted options to purchase 2,000,000 common shares at $0.50 per share. The options would have vested at a rate of 10% per quarter beginning November 1, 2003 and would have had a five year term. This issuance had no impact on the Company's financial statements. In June 2004, it was mutually agreed by both parties to terminate this agreement and all stock options were cancelled.

NOTE F -  RELATED PARTY TRANSACTIONS
          Certain disbursements of the Company have been paid by a director of the Company, therefore a Due to Director account has been established. The balance at August 31, 2004 and 2003 was $149,897 and $82,298, respectively. The amount due is non-interest bearing and contains no formal repayment terms. The Company has imputed interest at the prime rate plus 1% and charged operations with an offsetting credit to additional paid-in capital.

          Certain disbursements of the Company have been paid by a stockholder, therefore a Due to Stockholder account has been established. The balance at August 31, 2004 and 2003 was $107,327 and $56,501 respectively. The amount due is non-interest bearing and contains no formal repayment terms. The Company has imputed interest at the prime rate plus 1% and charged operations with an offsetting credit to additional paid-in capital.

                                                                   - continued -

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
TORONTO, ONTARIO CANADA


NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE F -  RELATED PARTY TRANSACTIONS - CONTINUED

          In May 2003, the Company recognized individual sales to a stockholder and to a director in the amount of $1,600 each.

          The Company used office space in a facility owned by a stockholder at no cost. The estimated fair rental of the office space is deemed immaterial to the financial statements.

          In September 2004, Betty-Ann Harland was appointed CEO and Chair of the Board of Directors of the Company, and received 15,000,000 shares of common stock in consideration for $25,000.

          In October 2004, the Company entered into a consulting agreement with its Chief Executive Officer for a five year term, with annual compensation of $220,000.

          In October 2004, the Company entered into consulting agreements with its Chief Operating and Chief Financial Officers for three year terms, each with annual compensation of $100,000.

NOTE G -  GOING CONCERN
          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $385,440 and $607,564 for the years ended August 31, 2004 and 2003. As a result, there is an accumulated deficit of $2,010,820 at August 31, 2004.

          The Company's continued existence is dependent upon its ability to raise capital and/or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

                                                                   - continued -

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
TORONTO, ONTARIO CANADA


NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE H -  STOCK OPTIONS - CONTINUED

          DIRECTORS
          In January 2004, the Company granted an option to purchase 125,000 common shares at $0.10 per share to an Officer/Director of the Company. This grant had no impact on the statement of operations for the year ended August 31, 2004.

          In September 2004, the Company and all of the option holders agreed to cancel all outstanding Directors' options, effective as of August 31, 2004.

          VENDORS
          During 2002 the Company granted stock options for 500,000 shares of common stock to vendors in exchange for marketing rights. In accordance with SFAS No. 123, the Company recorded these marketing rights at $237,975 in 2002 which represents the fair value of the options at the date of grant using a Black Scholes option-pricing model. In September 2003 these options were mutually cancelled.

NOTE I -  INCOME TAXES
          At August 31, 2004 and 2003, the Company had approximately $1,835,000 and $1,590,000 accumulated tax losses to apply against future taxable income. The net operating loss carry forwards begin to expire in 2011. The Company has fully reserved for any future tax benefits from the net operating loss carry forwards since it has not generated any income to date. The Company has no other material deferred tax assets or liabilities for the periods presented.

NOTE J -  FAIR VALUE OF FINANCIAL INSTRUMENTS
          The fair value of cash and cash equivalents, accounts receivable, inventory, prepaid expenses, deposits, accounts payable, deferred revenue, and share repurchase commitment approximated book value at August 31, 2004 and 2003 because their maturity is generally less than one year in duration.

          The fair value of due to director and due to stockholder could not be obtained without incurring excessive costs as they have no readily determinable market price.

NOTE K -  PROPOSED ACQUISITIONS
          In May 2002, the Company signed a letter of intent to acquire the assets of Electrical Systems in Engineering ("ESE"), an electrical parts distribution company. As proposed, the Company will pay approximately $1,500,000 in cash to acquire the assets of ESE.
          Completion of this transaction is subject to a number of contingencies, including completion of due diligence review of the parties involved, negotiation of definitive agreements between the parties, and arranging for the financing required to pay the consideration for the assets to be acquired.

NOTE L -  RECENTLY ISSUED ACCOUNTING STANDARDS
          There are no recently issued accounting standards that would have a material impact on the financial statements.

OZOLUTIONS INC.
(A DELAWARE CORPORATION)
TORONTO, ONTARIO CANADA


NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE M -  COMMITMENTS
          In April 2003, the Company accepted a $5,000,000 financing proposal from U.S. Capital, Inc., a California based investment banking firm. The financing commitment is comprised of the following elements:

          - $2,500,000 will be provided in the form of senior secured debt. The debt has a 5 year term with a 10 year amortization and an automatic option to extend for another 5 years. Principal and interest will be due at the end 10 years. The simple interest rate is 11.25% per year.

          - 8,000,000 restricted common shares will be issued for $2,500,000 with a put option to buy back 4,000,000 shares for $1,250,000 at the end of 5 years and 4,000,000 shares for $1,250,000 at the end of 10 years. The Company will pay an annual consulting fee of 10% per year of the amount outstanding under this part of the financing agreement.

          - The Company has paid a $50,000 commitment fee to secure the financing which U.S. Capital, Inc. expects to conclude in 2005. During the year ended August 31, 2004, $10,000 of this commitment fee was refunded to the Company.

NOTE N -  CONCENTRATIONS
          During the year ended August 31, 2004, the largest customer accounted for 86% of net sales. Also, 86% of net sales during the year ended August 31, 2004 were made to foreign customers. The Company does not believe that they are dependent on the current customer base for future sales.

          During the year ended August 31, 2003, the largest two customers accounted for 34% and 32% of net sales. Also, 52% of net sales during the year ended August 31, 2003 were made to foreign customers.

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

NOTE O -  SUBSEQUENT EVENTS
          At a stockholders meeting held on December 9, 2004 the following resolutions were adopted by written consent of a majority of stockholders:
          1) Approved the merger of Ozolutions Inc. and International Development Corp. ("I.D.C."), a Nevada Corporation, with I.D.C. becoming the continuing company.
          2) Approved the change of the Company's domicile from Delaware to Nevada.
          3)   Elected  Directors  of  I.D.C.,  the  surviving  Company.
          4) Approved an increase in authorized common stock from 50,000,000 to 800,000,000 under the articles of incorporation of I.D.C.
          5)   Authorized  100,000,000  shares  of  preferred  stock.
          6) Authorized the Board of Directors to determine the preferences, limitations and rights of classes or series of shares as provided in Section 78.1955 of the Nevada Revised Statutes under the articles of incorporation of I.D.C., the surviving Corporation.
          7) Approved the bylaws of I.D.C. which governs the Company following the merger.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange

Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our  directors  and  executive  officers  are:

           NAME          AGE                 POSITION                  POSITION HELD SINCE
           ----          ---                 --------                  -------------------

     Betty-Ann Harland    52  Chairman, Chief Executive Officer, and          2004
                                            Director

     Max Weissengruber    66  President, Chief Operating Officer, and         2000
                                            Director

     D. Brian Robertson   62          Chief Financial Officer                 2004

     Douglas Robertson    66                Director                          2001

     Robert W. Gingell    53                Director                          2004

     Arthur N. Kelly      43                Director                          2004

     Our executive officers are elected annually by our board of directors. There are no family relationships among our directors and executive officers.

     Betty-Ann Harland has 31 years of experience in a variety of senior management positions. Prior to becoming our chief executive officer, she was vice-president of Ameri-can Equipment Sales and Leasing. Prior to joining Ameri-can Equipment Sales and Leasing, she fulfilled a number of significant managerial responsibilities in the automotive industry. From 1988 to 1993, she worked in finance and insurance and sales consulting for Decarie Motors, a Montreal luxury car dealer carrying Jaguar, Rolls Royce, Bentley and Range Rover product lines. From 1994 until 1995, she was a finance and insurance specialist for Addison Bay, a Toronto Cadillac, Pontiac, and Buick dealer.

     Max Weissengruber has served as our president since April, 2000. From 1980 to 1984, he was a manager of consulting services for KPMG, a world wide professional consulting firm specializing in business advice fro small and medium sized companies. He then joined Wilson Learning International as director of marketing specializing in sales and customer service consulting for firms such as General Motors and IBM. In 1993 he became managing partner and owner of Acris Partners, a marketing and consulting firm specializing in employee surveys and marketing communications and sales training programs. A graduate in Behavioral Sciences from Michigan State University, he has taught Organizational Behaviour at the University of Toronto and Entrepreneurial Studies for the MBA Program at the Canadian School of Management in Toronto.

     D. Brian Robertson, a Chartered Accountant, is responsible for our financial management, preparation of all financial reports, forecasts and budgets as well as assuring financial compliance with all regulatory authorities and liaison with auditors. In 1959, he joined Touche Ross & Co. and obtained his Chartered Accountant's degree in 1964. In 1982, he became an investment advisor for a national investment dealer and in 1988 he became a vice-president and director of Continental Securities Limited. During the 1990's, he was self-employed as a business and financial consultant to a number of different business enterprises. In 2000, he was instrumental in founding Ozolutions Inc. where he continued to act as a financial consultant and business advisor in the development of our water treatment business.

     Douglas R. Robertson has served as our chief financial officer from July 2003 until September 23, 2004. Mr. Robertson has been general manager of MTL Trading of Toronto, Ontario since May 2001. MTL Trading is engaged in the business of buying and selling meat and poultry products. For over five years prior to May 2001, Mr. Robertson was the president and owner of Robertson Foods of Toronto, Ontario, a company engaged in the business of exporting pork, beef and poultry.

     Robert W. Gingell has been an account specialist for Wesco Distribution of Hamilton, Ontario, since 2003 until the present. From 2001 until 2003, he was a technical sales representative for Siemens Westinghouse Technical Services in Toronto, Ontario. From 1999 until 2001, he was senior account manager for Ainsworth Inc., Toronto, Ontario. From 1994 until 1999, he was a sales manager for G. E. Canada - Power Systems Division, Burlington, Ontario.

     Arthur N. Kelly has 18 years of marketing, sales and management experience and is currently vice president of sales-North America for ELTEK Energy where he is responsible for the development and growth of all ELTEK Energy sales in the U.S. and Canadian markets. He attended Concordia University in Montreal where he earned his Bachelor of Business Administration degree. Mr. Kelly held various sales and management positions with Marconi Communications from 1988 to 2001 where he was responsible for sales of power generation and communication supplies to major North American communications companies. Mr. Kelly was sales manager for S.N.P. Associates in France from 1986 to 1988 and also district sales manager for Pylon Electronics in Montreal from 1985 to 1986.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended August 31, 2004, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

COMMITTEES OF THE BOARD OF DIRECTORS

     Compensation Committee. Our board of directors has recently created a compensation committee. However, no members to the committee have been appointed and the committee has not been formally organized. The compensation committee will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. Our board adopted a written charter for the compensation committee. Since the compensation committee has been formed recently, there have been no meetings held or members appointed at the time of this Annual Report.

     Audit Committee. Our board of directors has recently created an audit committee which will be directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. Our board adopted a written charter for the audit committee. The audit committee will review and evaluate our internal control functions. Since the audit committee has been formed recently, there have been no meetings held or members appointed at the time of this Annual Report.

     The members of the audit committee will be independent as defined under Rule 4200(a)(15) of the NASD's listing standards.

     Executive Committee. We do not have an executive committee, although our board of directors is authorized to create one.

     Nominating Committee. Our board of directors has recently created a nominating committee. No meetings have been held or members appointed. The functions to be performed by the nominating committee include selecting candidates to fill vacancies on the board of directors, reviewing the structure and composition of the board, and considering qualifications requisite for continuing board service. The nominating committee will consider candidates recommended by any of our stockholders. Any such recommendation for the 2005 Annual Meeting of Shareholders should be provided to our corporate secretary by December 31, 2004.

     The policies and procedures with respect to the consideration of such candidates are set forth below.

     The recommended candidate is to be submitted to us in writing addressed to our principal offices in Toronto, Ontario. The recommendation is to be submitted by the date specified in Rule 14a-8 of the Securities Exchange Act of 1934, as amended for submitting shareholder proposals to be included in the Company's annual shareholders' meeting proxy statement.

     The recommendation shall be in writing and shall include the following information: name of candidate; address, phone, and fax number of candidate; a statement signed by the candidate certifying that the candidate wishes to be considered for nomination to our board of directors; and information responsive to the requirements of Regulation S-K, Item 401 with respect to the candidate; and state the number of shares of our stock beneficially owned by the candidate.

     The recommendation shall include a written statement of the candidate as to why the candidate believes that he meets the director qualification criteria and would otherwise be a valuable addition to our board of directors.

     The nominating committee shall evaluate the recommended candidate and shall, after consideration of the candidate after taking account of the director qualification criteria set forth below, determine whether or not to proceed with the candidate in accordance with the procedures outlined under "Process for Identifying Candidates" below.

     These procedures do not create a contract between us, on the one hand, and our security holder(s) or a candidate recommended by our security holder(s), on the other hand. We reserve the right to change these procedures at any time, consistent with the requirements of applicable law and rules and regulations.

     Director Qualifications Criteria. A majority of the board of directors must be "independent" in accordance with NASDAQ, the Exchange Act and SEC rules and regulations. As minimum qualifications, all candidates must have the following characteristics:

-    The  highest  personal  and  professional  ethics,  integrity  and  values;

- Broad-based skills and experience at an executive, policy-making level in business, academia, government or technology areas relevant to our activities;

- A willingness to devote sufficient time to become knowledgeable about our business and to carry out his duties and responsibilities effectively;

- A commitment to serve on the board for two years or more at the time of his initial election; and

-    Be  between  the  ages  of  30 and 70, at the time of his initial election.

     Process for Identifying and Evaluating Candidates. The nominating committee's process for identifying and evaluating candidates is:

- The chairman of the board, the nominating committee, or other board members identify the need to add new members to the board with specific criteria or to fill a vacancy on the board;

- The chair of the nominating committee initiates a search, working with staff support and seeking input from the members of the board and senior management, and hiring a search firm, if necessary;

- The nominating committee identifies an initial slate of candidates, including any recommended by security holders and accepted by the nominating committee, after taking account of the director qualifications criteria set forth above;

- The nominating committee determines if any board members have contacts with identified candidates and if necessary, uses a search firm;

- The chairman of the board, the chief executive officer and at least one member of the nominating committee interview prospective candidate(s);

- The nominating committee keeps the board informed of the selection progress;

-    The  nominating committee meets to consider and approve final candidate(s);
     and

     The nominating committee presents selected candidate(s) to the board and seeks full board endorsement of such candidate(s).

COMPENSATION OF DIRECTORS

     We do not compensate any of our directors for their services as directors. However, we do reimburse our directors for expenses incurred in attending board meetings.

CODE OF ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

-    Compliance  with  applicable  governmental  laws,  rules  and  regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability  for  adherence  to  the  code.

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is attached to this Annual Report as an exhibit. We have filed with the SEC a copy of the code of ethics attached hereto. We have posted a copy of the code of ethics on our website at www.charys.com.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 30 Denver Crescent, Suite 200, Toronto, Ontario, Canada M2J 1G8, telephone
(416)  490-0254,  or  fax  (416)  495-8625.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The compensation program for executives at the Company consists of three key elements:

-    A  base  salary,

-    A  performance  bonus,  and

-    Periodic  grants  and/or  options  of  our  common  stock.

     Base Salary. The chief executive officer and all other senior executive officers receive compensation base on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by the chief executive officer. For fiscal 2004 no base salary compensation was paid to any of our executive officers.

     Performance Bonus. A portion of each officer's total annual compensation is in the form of a bonus. All bonus payments to officers must be approved by the compensation committee based on the individual officer's performance and company performance. For fiscal 2004 no bonus compensation was paid to any of our executive officers.

     Stock Incentive. Stock options are granted to executive officers based on their positions and individual performance. Stock options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers. The compensation committee considers the recommendations of the chief executive officer for stock option grants to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation. For fiscal 2004 no stock option grants where given to any of our executive officers.

EMPLOYMENT AGREEMENTS

     We have entered into various employment agreements with certain of our officers and affiliated parties, as follows:

- On October 1, 2004, we executed an agreement with Ms. Harland whereby she would perform various consulting services to us for a period of five years commencing on October 1, 2004. We agreed to pay Ms. Harland the sum of $220,000 annually, at the rate of $18,333.33 monthly. Our board of directors will review this fee from time to time. In addition, Ms. Harland was granted a $50,000 signing bonus and is entitled to a bonus of up to 50 percent of her annual compensation if and when granted by our board of directors subject to the achievement of annual performance criteria as approved by the board. Ms. Harland's duties include (i) execution of our business plan and implementing controls and procedures to ensure structured growth; (ii) identification and performance of due diligence of potential merger and acquisitions targets for our board of directors to review; (iii) developing customer relations and awareness; (iv) developing and maintaining government public relations; and (v) any other duties as determined by our board of directors.

- On October 1, 2004, we executed employment an agreement with Mr. Weissengruber whereby he agreed to act as our president and chief operating officer. The appointment shall be for a term of 36 months at $100,000 annually, to be paid at the rate of $ 8,334.00 monthly. This compensation rate will be reviewed annually by our board of directors, the first such review to occur within 12 months of the starting date. We have the right to terminate the agreement at any time with a payment of twice the remaining compensation rate at the time of termination. These payments may be in the form of either cash or company stock or any combination thereof as determined by our board of directors at that time.

- On October 1, 2004, we executed employment an agreement with D. Brian Robertson whereby he agreed to act as our chief financial officer. The appointment shall be for a term of 36 months at $100,000 annually, to be paid at the rate of $ 8,334.00 monthly. This compensation rate will be reviewed annually by our board of directors, the first such review to occur within 12 months of the starting date. In addition, Mr. Robertson is entitled to a bonus of up to 50 percent of his annual compensation if and when granted by our board of directors subject to the achievement of annual performance criteria as approved by the board. We have the right to terminate the agreement at any time with a payment of twice the remaining compensation rate at the time of termination. These payments may be in the form of either cash or company stock or any combination thereof as determined by our board of directors at that time.

- On October 1, 2004, we executed an agreement with Ameri-can Equipment Sales & Leasing, Inc., an affiliate of Ms. Harland, whereby Ameri-can agreed to advise, assist and provide support for our restructuring and re-organization. The duration of these services is to be from October 1, 2004 to December 31, 2004. We agreed to pay Ameri-can the sum of $150,000.00 in cash to be paid in four payments commencing December 10, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information regarding the beneficial ownership of all shares of our common stock as of the record date by:

- Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

-    Each  of  our  directors;

-    Each  named  executive  officer;  and

-    All  directors  and  officers  as  a  group.

                                                                COMMON SHARES BENEFICIALLY
                                                               ---------------------------
                                                                        OWNED (2)
                                                                        ---------
NAME OF BENEFICIAL OWNER (1)                                        NUMBER      PERCENT
----------------------------                                   --------------  ----------

Betty-Ann Harland (3) . . . . . . . . . . . . . . . . . . .        15,000,000       30.51
Max Weissengruber . . . . . . . . . . . . . . . . . . . . .               -0-         -0-
D. Brian Robertson (4). . . . . . . . . . . . . . . . . . .         1,726,546        3.51
Douglas Robertson . . . . . . . . . . . . . . . . . . . . .               -0-         -0-
Robert W. Gingell . . . . . . . . . . . . . . . . . . . . .               -0-         -0-
Arthur N. Kelly . . . . . . . . . . . . . . . . . . . . . .               -0-         -0-
                                                               --------------  ----------
All directors and executive officers as a group (six persons)      16,726,546       34.02
                                                               --------------  ----------
Non officer and directors five percent stockholders:
1421209 Ontario Limited . . . . . . . . . . . . . . . . . .         6,000,000       12.21
                                                               --------------  ----------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,726,546       46.23
                                                               ==============  ==========

_______________
(1) Unless otherwise indicated, the address for each of these stockholders is c/o Ozolutions Inc., 30 Denver Crescent, Suite 200, Toronto, Ontario, Canada M2J 1G8. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this Annual Report, there were issued and outstanding 49,154,430 shares of our common stock.
(3) Ms. Harland also has proxies to vote 6,000,000 shares of our common stock granted by 1421209 Ontario Limited.
(4) Mr. Robertson owns directly 1,052,440 shares of our common stock and his wife, Margaret Robertson, owns 164,106 shares of our common stock. Mr. Robertson is a controlling stockholder of Arenal Holdings S.A., which owns 510,000 shares of our common stock.

     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of International Development Corp.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CHANGE OF CONTROL

     On September 23, 2004, Betty-Ann Harland acquired 15,000,000 shares of our common stock, which represented 30.51 percent of our issued and outstanding common stock. In addition, Ms. Harland has proxies to vote 6,000,000 shares of our common stock, granted by 1421209 Ontario Limited. The proxies expire on February 1, 2005. Ms. Harland was elected as our chairman of the board, chief executive officer and director on September 23, 2004.

     On October 12, 2004, 1421209 Ontario Limited granted to us an option to redeem 3,000,000 shares of our common stock, which are currently held in escrow, for a total sum of $25,000.00, payable in two installments. The first installment of $10,000 was paid by us on October 12, 2004, and the balance of $15,000.00 is due on or before February 1, 2005. In the event that we do not pay the second installment of $15,000.00, our option to redeem the 3,000,000 shares of our common stock will terminate. In any event, Betty-Ann Harland will retain her proxies to vote 6,000,000 shares of our common stock, granted by 1421209 Ontario Limited.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Financial  Statement  Schedules.

     None.

     (b)  Exhibits

EXHIBIT NO.  IDENTIFICATION OF EXHIBIT
-----------  -------------------------

       2.1*  Plan and Agreement of Merger Between Ozolutions, Inc. and International Development Corp. dated
             October 25, 2004 and filed with Definitive Proxy Statement dated November 19, 2004.
       2.4*  Certificate of Designation for the Series A Preferred Stock, filed with Nevada Secretary of State on
             November 9, 2004.
       3.1*  Certificate of Incorporation of Ozolutions, Inc. filed on January 10, 1996 with the State of Delaware.
       3.2*  Articles of Incorporation of International Development Corp. filed on November 9, 2004 with the State of
             Nevada.
      3.19*  Bylaws of International Development Corp.
      3.21*  Articles of Merger filed with the Delaware Secretary of State on December 9, 2004.
      3.22*  Articles of Merger filed with the Nevada Secretary of State on December 9, 2004.
      10.1*  Private Placement Agreement between Ozolutions, Inc., now International Development Corp., and
             Betty-Ann Harland dated September 23, 2004.
      10.2*  Charter of Compensation Committee dated November 15, 2004.
      10.3*  Charter of Audit Committee dated November 15, 2004.
     10.4**  Consulting Agreement dated October 1, 2004 with Betty-Ann Harland.
     10.5**  Employment Agreement dated October 1, 2004 with Max Weissengruber.
     10.6**  Employment Agreement dated October 1, 2004 with D. Brian Robertson.
     10.7**  Consulting Agreement dated October 1, 2004 with Ameri-can Equipment Sales & Leasing, Inc.
     10.8**  Consulting Agreement dated October 1, 2004 with Alexander & Wade, Inc.
       14**  Code of Ethics.
     31.1**  Certification of Betty-Ann Harland, Chief Executive Officer of International Development Corp.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
     31.2**  Certification of D. Brian Robertson, Chief Financial Officer of International Development Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
     32.1**  Certification of Betty-Ann Harland, Chief Executive Officer of International Development Corp.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
     32.2**  Certification of D. Brian Robertson, Chief Financial Officer of International Development Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

_______________

*     Previously  Filed
**     Filed  Herewith

     (c)  Reports  on  Form  8-K.

     Form 8-K filed on June 18, 2004 with respect to a press release to advise our shareholders and public investors of a possible scam involving private offers to purchase our common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT  FEES

     The aggregate fees billed by Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2004 were $36,556.

AUDIT-RELATED  FEES

     There were no aggregate audit-related fees billed by Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2004.

TAX  FEES

     The aggregate tax fees billed by Rotenberg & Company, LLP for professional services rendered for tax services for fiscal year ended August 31, 2004 were $2,095.

ALL OTHER FEES

     There were no other fees billed by Rotenberg & Company, LLP for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERNATIONAL DEVELOPMENT CORP.

Date: December 14, 2004.

                                       By  /s/  Betty-Ann  Harland
                                         ---------------------------------------
                                           Betty-Ann  Harland,
                                           Chief  Executive  Officer