Form 10QSB
period 2004-11-30
International Development Corp
filed 2005-01-14
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2004.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 001-31343

                         INTERNATIONAL DEVELOPMENT CORP.
                 (Name of small business issuer in its charter)

                           NEVADA                                            98-0229321
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

                534 DELAWARE AVENUE, SUITE 412                                  14202
                      BUFFALO, NEW YORK                                       (Zip Code)
        (Address of principal executive offices)

                                 (716) 332-7150
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 2004, the issuer had 49,104,226 shares of its common stock issued and outstanding.

     Transitional  Small Business Disclosure Format (check one):  Yes [_] No [X]

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .   2
Item 1.  Financial Statements (Unaudited). . . . . . . . . . . . . . . .   2
Item 2.  Management's Discussion and Analysis or Plan of Operation . . .  10
  Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . .  11
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .  12
  Item  1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  12
  Item  2.  Changes in Securities. . . . . . . . . . . . . . . . . . . .  12
  Item  3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . .  12
  Item  4.  Submission of Matters to a Vote of Security Holders. . . . .  12
  Item  5.  Other Information. . . . . . . . . . . . . . . . . . . . . .  12
  Item  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  12
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.  14
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.  15
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  16
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  17

                               PART I - Financial

ITEM 1.  FINANCIAL STATMENTS

                        INTERNATIONAL DEVELOPMENT CORP.
                           (FORMERLY OZOLUTIONS INC.)
                             (A NEVADA CORPORATION)
                                BUFFALO, NEW YORK

                        =================================
                                FINANCIAL REPORTS
                                       AT
                                NOVEMBER 30, 2004
                        =================================

INTERNATIONAL DEVELOPMENT CORP.
(FORMERLY OZOLUTIONS INC.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK

TABLE OF CONTENTS
================================================================================


Balance Sheets at November 30, 2004 (Unaudited) and August 31, 2004            1

Statements of Operations for the Three Months Ended
  November 30, 2004 and 2003 (Unaudited)                                       2

Statements of Cash Flows for the Three Months Ended
  November 30, 2004 and 2003 (Unaudited)                                       3

Notes to Financial Statements                                                4-6

INTERNATIONAL DEVELOPMENT CORP.
(FORMERLY OZOLUTIONS INC.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


BALANCE SHEETS
=================================================================================================

                                                                    (UNAUDITED)
                                                                    NOVEMBER 30,     August 31,
                                                                        2004            2004
-------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                          $          85   $         233
Accounts Receivable - Net of Allowance for Doubtful Accounts              22,944          23,184
Inventory                                                                208,798         208,798
Prepaid Expenses and Deposits                                             50,000          40,000
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $     281,827   $     272,215
=================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable                                                   $     257,162   $      93,506
Deferred Revenue                                                           7,037           7,037
Due to Directors                                                         286,307         149,897
Due to Stockholders                                                      122,836         107,327
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                        673,342         357,767
-------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Common Stock:  $.001 Par; 50,000,000 Shares Authorized;
               49,104,226 and 34,904,226 Issued and
               Outstanding, Respectively                                  49,104          34,904
Additional Paid-In Capital                                             1,899,976       1,890,364
Accumulated Deficit                                                   (2,340,595)     (2,010,820)
-------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                             (391,515)        (85,552)
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $     281,827   $     272,215
=================================================================================================


     The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT CORP.
(FORMERLY OZOLUTIONS INC.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


STATEMENTS OF OPERATIONS (UNAUDITED)
==================================================================================

Three Months Ended November 30,                             2004          2003
----------------------------------------------------------------------------------

REVENUES, NET                                           $         -   $         -

Cost of Goods Sold                                                -             -
----------------------------------------------------------------------------------

GROSS PROFIT                                                      -             -
----------------------------------------------------------------------------------

EXPENSES
Consulting Fees                                             240,335        24,600
Marketing, Including Amortization of Marketing Rights        10,520        19,906
General and Administrative                                   75,108        11,886
Interest Expense                                              3,812         2,500
----------------------------------------------------------------------------------

TOTAL EXPENSES                                              329,775        58,892
----------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR TAXES                            (329,775)      (58,892)

Provision for Taxes                                               -             -
----------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                 $  (329,775)  $   (58,892)
==================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                        45,732,797    33,979,583

LOSS PER COMMON SHARE - BASIC AND DILUTED               $     (0.01)  $     (0.00)
==================================================================================


     The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT CORP.
(FORMERLY OZOLUTIONS INC.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


STATEMENTS OF CASH FLOWS (UNAUDITED)
=========================================================================

Three Months Ended November 30,                       2004        2003
-------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD                            $(329,775)  $ (58,892)

NON-CASH ADJUSTMENTS:
Amortization of Marketing Rights                           -      10,000
Interest on Director/Stockholder Loans                 3,812       2,500

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                      240           -
Prepaid Expenses                                     (10,000)          -
Accounts Payable                                     163,656      14,342
-------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES            (172,067)    (32,050)
-------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                       -           -
-------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock                25,000           -
Repurchase of Common Stock for Cancellation           (5,000)          -
Advances from Directors                              136,410      17,682
Advances from Stockholder                             15,509      14,388
-------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES             171,919      32,070
-------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (148)         20

Cash and Cash Equivalents - Beginning of Period          233         127
-------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD          $      85   $     147
=========================================================================

SUPPLEMENTAL DISCLOSURES
Interest Paid                                      $       -   $       -
Income Taxes Paid                                  $       -   $       -
=========================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
=========================================================================

Acquisition of Marketing Rights                    $       -   $  15,000
Purchase Price Paid via Issuance of Common Stock           -     (15,000)
-------------------------------------------------------------------------

TOTAL CASH PAID FOR MARKETING RIGHTS               $       -   $       -
=========================================================================


     The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT CORP.
(FORMERLY OZOLUTIONS INC.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  FINANCIAL  STATEMENTS
================================================================================


NOTE  A - BASIS OF PRESENTATION
          The condensed financial statements of International Development Corp. (formerly Ozolutions Inc.) (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB, and other reports filed with the SEC.

          The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's costs incurred to reorganize the Corporation, raise capital, and stock options and awards. Certain financial information that is not required for interim financial reporting purposes has been omitted.

NOTE  B - CONSULTING AND ADVISORY AGREEMENTS
          On June 5, 2001, the Company entered into advisory agreements with the firms of David Michael LLC and Feng Shui Consulting, Inc.

          In June 2002, David Michael LLC and Feng Shui Consulting, Inc. filed a suit against the Company for breach of contract. The Company filed a counter claim and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction. In August 2004, the United States District Court for the District of Utah dismissed the case in its entirety with prejudice, with each party to bear its own costs and fees. As part of the dismissal, in September 2004, the Company paid $5,000 to exercise its' right to repurchase the 800,000 common shares that were previously issued to the plaintiffs.

          On January 11, 2002, the Company entered into a financial consulting and investment banking agreement with Chapman, Spira & Carson LLC ("Chapman"). Chapman cancelled this agreement in June 2002.

          In June 2002, Chapman made a demand for arbitration through the American Arbitration Association as provided in the agreement claiming $50,000 in fees, plus nine percent interest, and 200,000 shares of the Company's common stock. In February 2003, the judge returned a verdict against Chapman and awarded the Company approximately $22,000 net of any Company legal fees. The amount has not been recorded in the accompanying financial statements as the Company is uncertain that the payment will be received. Chapman appealed to the New York State Supreme Court in 2004 and this appeal was dismissed. At the present time, Chapman has appealed to the Court of Appeal in New York with a preliminary hearing set for late January 2005.
                                                                 -  continued  -

INTERNATIONAL DEVELOPMENT CORP.
(FORMERLY OZOLUTIONS INC.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE  B - CONSULTING AND ADVISORY AGREEMENTS - CONTINUED

          On October 1, 2004, the Company entered into a client service agreement with Alexander & Wade, Inc. and Francis A. Zubrowski ("Contractor") for a term of three months. The Contractor is to advise and assist in reviewing the Company's customer business portfolios and other business assets; to advise, assist, and provide business contacts to the Company for possible sale of products; and to advise, assist, and provide business management and infrastructure consulting services. The Company is to pay a monthly consulting fee of $15,000. This agreement is renewable on a month-to-month basis by agreement of both parties.

NOTE  C - RELATED PARTY TRANSACTIONS
          In September 2004, Betty-Ann Harland was appointed CEO and Chair of the Board of Directors of the Company, and received 15,000,000 shares of common stock in consideration for $25,000. In January 2005, the 15,000,000 common shares were exchanged for 1,000,000 Class A Preferred Shares.

          On October 1, 2004, the Company entered into a client service agreement with Ameri-can Equipment Sales & Leasing Inc. ("Ameri-can"), a company 100% owned by the spouse of the Company's CEO, for a term of three months. Ameri-can is to advise, assist, and provide support for the restructuring and re-organization of the Company. The Company is to pay $150,000 for these services, in four monthly payments commencing in December 2004. This agreement is renewable on a month-to-month basis by agreement of both parties.

NOTE  D - GOING CONCERN
          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $329,775 for the three months ended November 30, 2004. As a result, there is an accumulated deficit of $2,340,595 at November 30, 2004.

          The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

INTERNATIONAL DEVELOPMENT CORP.
(FORMERLY OZOLUTIONS INC.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE  E - SUBSEQUENT EVENTS
          At a stockholders meeting held on December 9, 2004 the following resolutions were adopted by written consent of a majority of stockholders:
          1) Approved the merger of Ozolutions Inc. and International Development Corp. ("I.D.C."), a Nevada Corporation, with I.D.C. becoming the continuing company.
          2) Approved the change of the Company's domicile from Delaware to Nevada.
          3)   Elected  Directors  of  I.D.C.,  the  surviving  Company.
          4) Approved an increase in authorized common stock from 50,000,000 to 800,000,000 under the articles of incorporation of I.D.C.
          5)   Authorized  100,000,000  shares  of  preferred  stock.
          6) Authorized the Board of Directors to determine the preferences, limitations and rights of classes or series of shares as provided in Section 78.1955 of the Nevada Revised Statutes under the articles of incorporation of I.D.C., the surviving Corporation.
          7) Approved the bylaws of I.D.C. which governs the Company following the merger.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities
Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended August 31, 2004.

RESULTS  OF  OPERATIONS

     For the three months ended November 30, 2004 and 2003, we had no sales.

     The net loss for the three months ended November 30, 2004 was $329,775 compared to a net loss of $58,892 for the three months ended November 30,2003. Expenses for the three months ended November 30, 2004 increased $271,000 over the same period in 2003 with consulting fees increasing $216,000, general and administrative fees increasing $64,000 and marketing costs decreasing by $9,000. Almost all of the increased expenses can be attributable to costs associated with our reorganization.

     Our operations used approximately $172,000 in cash during the three months ended November 30,2004. Cash required during the three months ended November 30, 2004 came principally from director and stockholder advances of $152,000 and the sale of restricted common shares for $25,000 of which $5,000 was paid to repurchase 800,000 of our common shares for cancellation.

     We plan to keep ELCE International Inc. purchases to a minimum and do not anticipate holding large amounts of ELCE product inventory at any one time after selling our original purchases of ELCE water activation units. We have arranged for a warehouse facility to store the present ELCE inventory at $300 per month.

     We estimate our business operational expenses during the next 12 months will be approximately $1.5 million.

APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

     Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies include revenue recognition, impairment of marketing rights and accounting for legal contingencies.

     We recognize revenue in accordance with Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements." Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

     We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As discussed by our accountants in the unaudited financial statements included in Item 1 of this report on Form 10-QSB, our revenue is currently insufficient to cover our costs and expenses.

     Directors and stockholders continue to provide us the funds needed to continue our development and operations. To the extent our revenue shortfall exceeds the willingness and ability of our directors and stockholders to continue providing us the funds needed, we anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     Our independent accountants' review report on our November 30, 2004 financial statements states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

RECENT DEVELOPMENTS

     Change in Control. On September 23, 2004, Betty-Ann Harland acquired 15,000,000 shares of our common stock, which represented 30.51 percent of our issued and outstanding common stock. In addition, Ms. Harland has proxies to vote 6,000,000 shares of our common stock, granted by 1421209 Ontario Limited. The proxies expire on February 1, 2005. Ms. Harland paid the sum of $25,000 for the shares.

     On October 12, 2004, 1421209 Ontario Limited granted to us an option to redeem 3,000,000 shares of our common stock, which are currently held in escrow, for a total sum of $25,000, payable in two installments. The first installment of $10,000 was paid by us on October 12, 2004, and the balance of $15,000 is due on or before February 1, 2005. In the event that we do not pay the second installment of $15,000, our option to redeem the

3,000,000 shares of our common stock will terminate. In any event, Betty-Ann Harland will retain her proxies to vote 6,000,000 shares of our common stock, granted by 1421209 Ontario Limited.

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

     Change of Domicile. On December 9, 2004, a majority of our stockholders voted to approve a change in our state of incorporation from Delaware to Nevada by means of a merger permitted under the corporate statutes of both states.

     The merger was between Ozolutions Inc., a Delaware corporation, and International Development Corp., a Nevada corporation, organized by us for the specific purpose of the change of domicile. The merger was consummated pursuant to a Plan of Merger. The Plan of Merger provided that Ozolutions Inc. merge with and into International Development Corp. Following the merger, International Development Corp. was the surviving entity.

     International Development Corp. was a newly formed corporation with one share of common stock issued and outstanding held by Betty-Ann Harland, our chairman and chief executive officer, with only minimal capital and no other assets or liabilities. The terms of the merger provided that the existing stockholders of Ozolutions Inc. would be entitled to receive one share of the common stock of International Development Corp. for every one share of the common stock of Ozolutions Inc. held by the common stockholders of Ozolutions Inc. In addition, the then currently issued one share of the common stock of International Development Corp. held by Ms. Harland was cancelled. As a result, following the merger, the former stockholders of Ozolutions Inc. became the only stockholders of the newly merged corporation.

     The change of domicile did not interrupt the existence of Ozolutions Inc. Each share of our common stock remained issued and outstanding as one share of the common stock of International Development Corp. after the change of domicile from Delaware to Nevada.

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

     Resales of Our Common Stock. Pursuant to Rule 145 under the Securities Act, due to the merger of Ozolutions Inc. with International Development Corp., the exchange of our shares of common stock in the Delaware corporation for shares of the common stock of the Nevada corporation was exempt from registration under the Securities Act, since the sole purpose of the transaction was a change of our domicile within the United States. The effect of the exemption is that the shares of our common stock issuable in the change of domicile may be resold by the former stockholders without restriction to the same extent that such shares may have been sold before the change of domicile.

     Accounting for the Transaction. Upon consummation of the change of domicile, the historical financial statements of the Delaware corporation became the historical financial statements of the Nevada corporation. Total stockholders' equity was unchanged as a result of the change of domicile.

OFF-BALANCE SHEET ARRANGEMENTS

     We  do  not  have  any  off-balance  sheet  arrangements.

ITEM  3.     CONTROLS  AND  PROCEDURES.

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

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

     As of the date of this report, we are not involved in any legal proceedings.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     On September 23, 2004, Betty-Ann Harland purchased 15,000,000 shares of our common stock for a sum of $25,000.

     The issuance of the securities to Betty-Ann Harland was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. The sale of the common stock was privately negotiated, and Ms. Harland is an accredited investor. We made no public offering or public solicitation in connection with the sale of the common stock.

     All of our common shares acquired by Betty-Ann Harland carried a legend restricting their transfer under the Securities Act of 1933, as amended.

     On October 12, 2004, 1421209 Ontario Limited granted to us an option to redeem 3,000,000 shares of our common stock, which are currently held in escrow, for a total sum of $25,000, payable in two installments. The first installment of $10,000 was paid by us on October 12, 2004, and the balance of $15,000 is due on or before February 1, 2005. In the event that we do not pay the second installment of $15,000, our option to redeem the 3,000,000 shares of our common stock will terminate. We plan to cancel the 3,000,000 shares of our common stock upon their redemption from 1421209 Ontario Limited.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Effective December 9, 2004, the persons holding a majority of the votes of our stock voted in favor of resolutions which accomplished the following:

     1. Approved the merger of Ozolutions Inc. with and into International Development Corp., a newly formed Nevada corporation;

     2. Changed our domicile from Delaware to Nevada by means of a merger of Ozolutions Inc. with and into International Development Corp., a newly formed Nevada corporation;

     3. Elected directors of International Development Corp., the surviving Nevada corporation;

     4. Approved an increase in our authorized common stock from 50,000,000 shares to 800,000,000 shares under the articles of incorporation of the surviving Nevada corporation, which replaced the articles of incorporation of Ozolutions Inc., a Delaware corporation;

     5. Authorized 100,000,000 shares of preferred stock under the articles of incorporation of the surviving Nevada corporation, which replaced the articles of incorporation of Ozolutions Inc., a Delaware corporation;

     6. Authorized our board of directors to determine, in whole or part, the preferences, limitations, and relative rights, of classes or series of shares, as provided in Section 78.1955 of the Nevada Revised Statutes under the articles of incorporation of the surviving Nevada corporation, which replaced the articles of incorporation of Ozolutions Inc., a Delaware corporation; and

     7. Approved the Bylaws International Development Corp., a Nevada corporation, which govern us following the merger and change in domicile.

     The consenting stockholders, voted in favor of each of the seven proposals. Together, the consenting stockholders held 26,496,171 shares of our common stock, which number exceeded the majority of the issued and outstanding shares of our common stock on the record date.

..ITEM 5.     OTHER INFORMATION.

     None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

EXHIBIT
-------
  NO.                                        IDENTIFICATION OF EXHIBIT
  ---                                        -------------------------

  2.1*   Plan and Agreement of Merger Between Ozolutions Inc. and International Development Corp. dated
         October 25, 2004 and filed with Definitive Proxy Statement dated November 19, 2004.
  2.4*   Certificate of Designation for the Series A Preferred Stock, filed with Nevada Secretary of State on
         November 9, 2004.
  3.1*   Certificate of Incorporation of Ozolutions Inc. filed on January 10, 1996 with the State of Delaware.
  3.2*   Articles of Incorporation of International Development Corp. filed on November 9, 2004 with the State of
         Nevada.
  3.19*  Bylaws of International Development Corp.
  3.21*  Articles of Merger filed with the Delaware Secretary of State on December 9, 2004.
  3.22*  Articles of Merger filed with the Nevada Secretary of State on December 9, 2004.
  10.1*  Private Placement Agreement between Ozolutions Inc., now International Development Corp., and
         Betty-Ann Harland dated September 23, 2004, filed with the Form 10-KSB for the period ended August
         31, 2004.
  10.2*  Charter of Compensation Committee dated November 15, 2004.
  10.3*  Charter of Audit Committee dated November 15, 2004.
  10.4*  Consulting Agreement dated October 1, 2004 with Betty-Ann Harland, filed with the Form 10-KSB for the period ended August 31, 2004.
  10.5*  Employment Agreement dated October 1, 2004 with Max Weissengruber filed with the Form 10-KSB for the period ended August 31, 2004.
  10.6*  Employment Agreement dated October 1, 2004 with D. Brian Robertson filed with the Form 10-KSB for the period ended August 31, 2004.
  10.7*  Consulting Agreement dated October 1, 2004 with Ameri-can Equipment Sales & Leasing, Inc, filed with the Form 10-KSB for the period ended August 31, 2004.
  10.8*  Consulting Agreement dated October 1, 2004 with Alexander & Wade, Inc. filed with the Form 10-KSB for the period ended August 31, 2004.
 31.1**  Certification of Betty-Ann Harland, Chief Executive Officer of International Development Corp.,
         pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
 31.2**  Certification of D. Brian Robertson, Chief Financial Officer of International Development Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
 32.1**  Certification of Betty-Ann Harland, Chief Executive Officer of International Development Corp.,
         pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
 32.2**  Certification of D. Brian Robertson, Chief Financial Officer of International Development Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

__________
*  Previously  filed.
**    Filed  herewith.

(b)     Reports on Form 8-K.

     On December 9, 2004 we filed a Form 8-K reporting sales of securities, change in control, and changes in our officers and directors.

     On December 14, 2004, we filed a Form 8-K reporting a change in domicile and the adoption of new articles of incorporation and bylaws.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTERNATIONAL DEVELOPMENT CORP.

                                         Dated January 14, 2005.

                                         By  /s/Betty-Ann Harland
                                           -------------------------------------
                                           Betty-Ann Harland,
                                           Chairman and Chief Executive Officer