Form 10KSB/A
period 2004-08-31
International Development Corp
filed 2005-02-22
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

On December 14, 2004, we filed with the Securities and Exchange Commission (the "SEC") our Annual Report on Form 10-KSB for the period ended August 31, 2004, file number 000-31343. In that Annual Report, file number 000-31343, we incorrectly stated that we had terminated our water purification business. The mistake was unintentional and a result of oversight.

This Amended Annual Report is being filed to disclose that we did not terminate our water purification business, but, rather, transferred our water purification business to our wholly-owned subsidiary, Freshwater Technologies, Inc., which was formed on January 21, 2005. Although we had disclosed our intent to get out of direct management of the water related business in our Form 10-KSB for the Fiscal Year Ended August 31, 2004, we ultimately decided that we could realize most value from the water purification-related assets by creating a wholly owned subsidiary to carry on our water purification business.

This Amended Annual Report clarifies that the water purification business was never terminated by us, but is currently being continued through our wholly-owned subsidiary, Freshwater Technologies, Inc.

THIS AMENDED FILING HAD NO MATERIAL EFFECT ON OUR FINANCIAL STATEMENTS AND ACCOMPANYING NOTES FOR THE FISCAL YEAR ENDED AUGUST 31, 2004.

Except as described above, no other changes have been made to our annual report on Form 10-KSB. For the convenience of the reader, this Form 10-KSB/A sets forth the complete text of the annual report for the fiscal year ended August 31, 2004 rather than just the amended portions thereof. To preserve the nature and character of the disclosures set forth in these Items as originally filed, this Form 10-KSB/A continues to speak as of December 14, 2004, and we have not updated the disclosures in this Form 10-KSB/A to speak as of a later date or to reflect events which occurred at a later date.

The filing of this Form 10-KSB/A is not an admission that the disclosures in our Annual Report on Form 10-KSB, file number 000-31343, when made, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

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

GENERAL

     International Development Corp., a Nevada corporation, was formerly known as Ozolutions Inc., a Delaware corporation. We changed our name and state of domicile on December 9, 2004. See, "Change of Domicile." Our previous business had been that of international marketing and distribution of water purification systems using ultra violet, ozone and water activator technology. The markets we primarily targeted were located in the United States, Canada, Mexico, Costa Rica, Peru, and Panama. In addition, we are formulating a new business plan and concentrating our efforts on identifying and closing focused acquisitions, building our company through steady planned growth. To that end we are reviewing investment options but have not entered into any agreements beyond the review at this stage. As of the date of this Amended Report, we have not entered into any definitive agreements.


     A  brief  discussion  of  our previous activities is in order.

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

In the opinion of our management, we could realize most value from our water purification-related assets by creating a wholly owned subsidiary to carry on the water purification business.

On January 21, 2005, we formed a wholly-owned subsidiary, Freshwater Technologies, Inc., for the purpose of transferring our water purification-related assets and business to Freshwater Technologies, Inc. We are now conducting all of our water purification-related business through Freshwater Technologies, Inc.

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

                                       INTERNATIONAL DEVELOPMENT CORP.

Date: February 22, 2005.

                                       By  /s/  Betty-Ann  Harland
                                         ---------------------------------------
                                           Betty-Ann  Harland,
                                           Chief  Executive  Officer