Form 10QSB
period 2005-02-28
International Development Corp
filed 2005-04-19
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 2005.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 001-31343


                         INTERNATIONAL DEVELOPMENT CORP.
                 (Name of small business issuer in its charter)

                NEVADA                                98-0229321
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

      534 DELAWARE AVENUE, SUITE 412                    14202
           BUFFALO, NEW YORK                          (Zip Code)
(Address of principal executive offices)

                                 (416) 490-0254
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 11, 2005 the issuer had 413,404,226 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .   2
Item 1.  Financial Statements (Unaudited). . . . . . . . . . . . . . . .   2
Item 2.  Management's Discussion and Analysis or Plan of Operation . . .   2
Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . .   6
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .   7
Item  1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .   7
Item  2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . .   8
Item  3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . .   8
Item  4.  Submission of Matters to a Vote of Security Holders. . . . . .   8
Item  5.  Other Information. . . . . . . . . . . . . . . . . . . . . . .   9
Item  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   9
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.  14
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.  15
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  16
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS.

     The financial statements and related notes are included as part of this Quarterly Report as indexed in the appendix on page F-1 through F-12.

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

RESULTS  OF  OPERATIONS

     For the six months ended February 28, 2005 and February 29, 2004, we had no sales. As a result of the lack of sales during the prior year period, during the second half of the year ended August 31, 2004, we focused our time and efforts in developing new marketing strategies and discussing potential plans to reorganize in an effort to increase sales of our water purification and activation products. Subsequent to the year ended August 31, 2004, we formalized a plan to reorganize, in which the water treatment operations would be spun off into a wholly-owned subsidiary of the reorganized corporation, as the focus of the reorganized corporation would be on identifying and closing focused acquisitions, building through steady planned growth. As a result of the time spent on the development of new marketing strategies and discussions on potentially reorganizing, our focus on generating new sales was limited, therefore directly resulting in no sales during the six months ended February 28, 2005.

     As a result of the recent reorganization, we believe that we are in an improved position to take advantage of operational efficiencies and market growth opportunities.

     During the year ended August 31, 2004 the Company had incurred very minimal direct costs relating to the development of new marketing strategies and discussions regarding the potential reorganization of the corporation. All costs associated with the formal reorganization plan were incurred and recorded in the financial statements subsequent to the year ended August 31, 2004.

     The net loss for the six months ended February 28, 2005 was $683,664 compared to a net loss of $222,547 for the six months ended February 29, 2004.

     Expenses for the six months ended February 28, 2005 increased $461,000 compared to the six months ended February 29, 2004. The increases in consulting expenses of $374,000, general and administrative expenses of $90,000, and marketing expenses of $51,000 can be directly attributable to the costs involved in our reorganization and implementing newly developed plans to generate revenues and for our overall growth as a result of the reorganization. The increases were offset by a decrease in the provision for bad debts of $57,000, as less of an increase in the allowance for doubtful accounts was needed in the current year period as compared to the prior year period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our operations used approximately $565,000 in cash during the six months ended February 28, 2005. Cash required during the six months ended February 28, 2005 came from director and stockholder advances of $151,000, proceeds from the exercise of stock options of $394,000, and the sale of restricted common shares for $25,000, of which $5,000 was paid to repurchase 800,000 of our common shares for cancellation.

     We plan to keep purchases of our water purification and activation equipment to a minimum once we have sold our present inventory. Based on our current estimates, we anticipate liquidating our entire current inventory over the next twelve to eighteen months. We have arranged for a warehouse facility to store the current inventory at $150 per month.

     We estimate our business operational expenses during the next 12 months will be approximately $1.5 million.

     As discussed by our accountants in the unaudited financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB, our revenue is currently insufficient to cover our costs and expenses.

     Directors, stockholders and proceeds from the sales of our stock continue to provide us the funds needed to continue our development and operations. To the extent our revenue shortfall exceeds the willingness and ability of our directors, stockholders, and the selling of our shares to continue providing us the funds needed, we anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     Our independent accountants' review report on our February 28, 2005 financial statements states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies include revenue recognition, impairment of marketing rights and accounting for stock-based compensation.

     We recognize revenue in accordance with Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements." Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

     We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

     We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" and Staff Accounting Bulletin No. 107, which requires us to measure and recognize compensation expense for all stock-based payments for services at the grant-date fair value, with the cost recognized over the vesting period.

RECENT DEVELOPMENTS

     Incorporation of Subsidiary Company. In January 2005, we formed a wholly-owned subsidiary, FreshWater Technologies, Inc., a Nevada corporation, for the purpose of transferring our water treatment operations related assets and business to a separate company so that we could concentrate our efforts on identifying and closing focused acquisitions, building our enterprise through steady planned growth.

     Change in Control. On September 23, 2004, Betty-Ann Harland acquired 15,000,000 shares of our common stock, which represented 30.51 percent of our issued and outstanding common stock. Ms. Harland paid the sum of $25,000 for the shares. In addition, Ms. Harland had proxies to vote 6,000,000 shares of our common stock, granted by 1421209 Ontario Limited. The proxies expired on February 1, 2005. In January 2005, Betty-Ann Harland exchanged the 15,000,000 common shares for 1,000,000 Class A preferred shares which have conversion features and voting rights of 200 to one.

     On October 12, 2004, 1421209 Ontario Limited granted to us an option to redeem 3,000,000 shares of our common stock, which are currently held in escrow, for a total sum of $25,000, payable in two installments. The first installment of $10,000 was paid by us on October 12, 2004, and the balance of $15,000 was due on or before February 1, 2005. We were unable to pay the second installment of $15,000 and our option to redeem the 3,000,000 shares of our common stock expired.

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

     At a board of directors meeting of the Company held on March 30, 2005 the following resolutions were adopted:

     (1) Authorized an increase in share capital from 800,000,000 common shares to 1,500,000,000 common shares;

     (2) Authorized a new Series of Preferred Class B Voting shares carrying 500 to 1 voting rights with no conversion feature; and

     (3) Authorized an increase from 500,000,000 common shares to 750,000,000 common shares to be available under the Employee Stock Incentive Plan and approved the issuance of an S-8 for this increase.

     At a board of directors meeting held on April 13, 2005 the following resolutions were adopted:

     (1) Authorized 5,000,000 shares of Class B Preferred Stock available for issuance;

     (2) Authorized the exchange of 1,000,000 shares of Class A Preferred Stock, held by Betty-Ann Harland, for 2,000,000 shares of Class B Preferred Stock; and

     (3) Authorized the appointment of Douglas Robertson and Arthur Kelly to the Audit Committee, with Arthur Kelly as the Chair of the Audit Committee, and the appointment of Douglas Robertson and Richard Proulx to the Compensation Committee, with Douglas Robertson as the Chair of the Compensation Committee

     Change of Domicile. On December 9, 2004, a majority of our stockholders voted to approve a change in our state of incorporation from Delaware to Nevada by means of a merger permitted under the corporate statutes of both states.

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

     The second bullet point above is especially important to us, inasmuch as we will be able to change our authorized shares to more efficiently meet our current needs. Presently, we need to go through the time and expense of having a stockholders' meeting in order to change our authorized shares. We must be able to quickly deal with situations calling for us to modify our capital structure.

     Officers and Directors. Before the change of domicile, our board of directors consisted of five members, Betty-Ann Harland, Max Weissengruber, Douglas Robertson, Robert W. Gingell, and Arthur N. Kelly. Upon the change of domicile, our board of directors consists of the same individuals who were also the directors of International Development Corp. In March 2005, Robert W. Gingell resigned as Director for personal reasons and was replaced on the board of directors by Richard Proulx.

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

     The issuance of the securities to Betty-Ann Harland was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated under the Securities Act. The sale of the common stock was privately negotiated, and Ms. Harland is an accredited investor. We made no public offering or public solicitation in connection with the sale of the common stock.

     All of our common shares acquired by Betty-Ann Harland carried a legend restricting their transfer under the Securities Act

     In January 2005, Betty-Ann Harland exchanged the 15,000,000 shares of our common stock for 1,000,000 shares of our Class A preferred stock which have voting rights of 200 to one. Each share of our Class A preferred stock is convertible into 200 fully paid and nonassessable shares of our common stock. The preferred shares carry a legend restricting their transfer under the Securities Act.

     On October 12, 2004, 1421209 Ontario Limited granted to us an option to redeem 3,000,000 shares of our common stock, which are currently held in escrow, for a total sum of $25,000, payable in two installments. The first installment of $10,000 was paid by us on October 12, 2004, and the balance of $15,000 was due on or before February 1, 2005. We were unable to pay the second installment of $15,000 and our option to redeem the 3,000,000 shares of our common stock expired.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Effective December 9, 2004, the persons holding a majority of the votes of our stock voted in favor of resolutions which accomplished the following:

     (1) Approve the merger of Ozolutions Inc. with and into International Development Corp., a newly formed Nevada corporation;

     (2) Change our domicile from Delaware to Nevada by means of a merger of Ozolutions Inc. with and into International Development Corp., a newly formed Nevada corporation;

     (3) Elect directors of International Development Corp., the surviving Nevada corporation;

     (4) Approve an increase in our authorized common stock from 50,000,000 shares to 800,000,000 shares under the articles of incorporation of the surviving Nevada corporation, which replaced the articles of incorporation of Ozolutions Inc., a Delaware corporation;

     (5) Authorize 100,000,000 shares of preferred stock under the articles of incorporation of the surviving Nevada corporation, which replaced the articles of incorporation of Ozolutions Inc., a Delaware corporation;

     (6) Authorize our board of directors to determine, in whole or part, the preferences, limitations, and relative rights, of classes or series of shares, as provided in Section 78.1955 of the Nevada Revised Statutes under the articles of incorporation of the surviving Nevada corporation, which replaced the articles of incorporation of Ozolutions Inc., a Delaware corporation; and

     (7) Approve the Bylaws of International Development Corp., a Nevada corporation, which govern us following the merger and change in domicile.

     The consenting stockholders, voted in favor of each of the seven proposals. Together, the consenting stockholders held 26,496,171 shares of our common stock, which number exceeded the majority of the issued and outstanding shares of our common stock on the record date.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits.

EXHIBIT
  NO.                                IDENTIFICATION OF EXHIBIT
  ---                                 ------------------------

   2.1*  Plan and Agreement of Merger Between Ozolutions Inc. and International Development Corp. dated
         October 25, 2004 and filed with Definitive Proxy Statement dated November 19, 2004.
   2.4*  Certificate of Designation for the Series A Preferred Stock, filed with Nevada Secretary of State on
         November 9, 2004.
   3.1*  Certificate of Incorporation of Ozolutions Inc. filed on January 10, 1996 with the State of Delaware.
   3.2*  Articles of Incorporation of International Development Corp. filed on November 9, 2004 with the State of
         Nevada.
  3.19*  Bylaws of International Development Corp.
  3.21*  Articles of Merger filed with the Delaware Secretary of State on December 9, 2004.
  3.22*  Articles of Merger filed with the Nevada Secretary of State on December 9, 2004.
  10.1*  Private Placement Agreement between Ozolutions Inc., now International Development Corp., and Betty-
         Ann Harland dated September 23, 2004, filed with the Form 10-KSB for the period ended August 31,
         2004.
  10.2*  Charter of Compensation Committee dated November 15, 2004.
  10.3*  Charter of Audit Committee dated November 15, 2004.
  10.4*  Consulting Agreement dated October 1, 2004 with Betty-Ann Harland, filed with the Form 10-KSB for the period ended August 31, 2004.
  10.5*  Employment Agreement dated October 1, 2004 with Max Weissengruber filed with the Form 10-KSB for the period ended August 31, 2004.
  10.6*  Employment Agreement dated October 1, 2004 with D. Brian Robertson filed with the Form 10-KSB for the period ended August 31, 2004.
  10.7*  Consulting Agreement dated October 1, 2004 with Ameri-can Equipment Sales & Leasing, Inc, filed with the Form 10-KSB for the period ended August 31, 2004.
  10.8*  Consulting Agreement dated October 1, 2004 with Alexander & Wade, Inc. filed with the Form 10-KSB for the period ended August 31, 2004.
 10.9**  Independent Client Service Agreement between the Company and Louis Shefsky, dated January 4, 2005.
 10.10** Amended Independent Client Service Agreement between the Company and Francis Zubrowski, dated January 1, 2005.
 10.11** Employment Agreement between Freshwater Technologies, Inc., the Company's wholly-owned subsidiary, and
         Robert Glassen, dated March 15, 2005.
 31.1**  Certification of Betty-Ann Harland, Chief Executive Officer of International Development Corp.,
         pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
 31.2**  Certification of D. Brian Robertson, Chief Financial Officer of International Development Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
 32.1**  Certification of Betty-Ann Harland, Chief Executive Officer of International Development Corp.,
         pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
 32.2**  Certification of D. Brian Robertson, Chief Financial Officer of International Development Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

__________
*    Previously  filed.
**   Filed  herewith.
(b)  Reports  on  Form  8-K.
     On December 9, 2004 we filed a Form 8-K reporting sales of securities, change in control, and changes in our officers and directors.

     On December 14, 2004, we filed a Form 8-K reporting a change in domicile and the adoption of new articles of incorporation and bylaws.

     On March 15, 2005 we filed a Form 8-K reporting the resignation of our Director Robert W. Gingell.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERNATIONAL DEVELOPMENT CORP.

Dated April 19, 2005.

                                   By  /s/ Betty-Ann Harland
                                     ------------------------------------------
                                      Betty-Ann Harland,
                                      President and Chief Executive Officer

                         INTERNATIONAL DEVELOPMENT CORP.
                    (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
                             (A NEVADA CORPORATION)
                                BUFFALO, NEW YORK

                          ----------------------------
                                FINANCIAL REPORTS
                                       AT
                                FEBRUARY 28, 2005
                          ============================

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


TABLE OF CONTENTS
================================================================================

Consolidated Balance Sheets at February 28, 2005 (Unaudited)
  and August 31, 2004                                                           1

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the
  Six Months Ended February 28, 2005 and February 29, 2004 (Unaudited)
  and for the Year Ended August 31, 2004                                        2

Consolidated Statements of Operations for the Three and Six Months Ended
  February 28, 2005 and February 29, 2004 (Unaudited)                           3

Consolidated Statements of Cash Flows for the Six Months Ended
  February 28, 2005 and February 29, 2004 (Unaudited)                          4-5

Notes to Consolidated Financial Statements                                     6-11

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED BALANCE SHEETS
===================================================================================================

                                                                        (UNAUDITED)
                                                                        FEBRUARY 28,    August 31,
                                                                            2005           2004
---------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                              $           -   $       233
Accounts Receivable - Net of Allowance for Doubtful Accounts                       -        23,184
Inventory                                                                    208,798       208,798
Prepaid Expenses and Deposits                                                 40,000        40,000
---------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $     248,798   $   272,215
===================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash Overdraft                                                         $       4,010   $         -
Accounts Payable                                                              97,770        93,506
Deferred Revenue                                                               7,037         7,037
Due to Directors                                                             278,191       149,897
Due to Stockholder                                                           130,106       107,327
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                            517,114       357,767
---------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Common Stock:     $.001 Par; 800,000,000 and 50,000,000 Shares
                  Authorized, respectively; 262,404,226 and
                  34,904,326 Issued and Outstanding, respectively            262,404        34,904
Preferred Stock:  $.001 Par; 100,000,000 and -0- Shares
                  Authorized, respectively; 1,000,000 and -0- Shares
                  Issued and Outstanding, respectively                         1,000             -
Additional Paid-In Capital                                                 2,162,764     1,890,364
Accumulated Deficit                                                       (2,694,484)   (2,010,820)
---------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                 (268,316)      (85,552)
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $     248,798   $   272,215
===================================================================================================

        The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
================================================================================================================================

                                        COMMON STOCK          PREFERRED STOCK
                                    ($0.001 PAR VALUE)      ($0.001 PAR VALUE)
                                 ------------------------  ---------------------
                                                                                   ADDITIONAL                        TOTAL
                                    NUMBER                  NUMBER                  PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                  OF SHARES      VALUE     OF SHARES    VALUE       CAPITAL        DEFICIT     EQUITY (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - AUGUST 31, 2003         33,754,226   $  33,754           -  $        -  $ 1,752,975   $ (1,625,380)  $        161,349

Shares Issued as Consideration
  for Acquisition of
  Marketing Rights                   250,000         250           -           -       14,750              -             15,000
Capital Contribution -
  Interest Expense                         -           -           -           -        4,644              -              4,644
Net Loss for the Period
  (Unaudited)                              -           -           -           -            -       (222,547)          (222,547)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - FEBRUARY 29, 2004
  (UNAUDITED)                     34,004,226      34,004           -           -    1,772,369     (1,847,927)           (41,554)

Shares Issued for Cash
  Consideration                      825,000         825           -           -       16,673              -             17,498
Shares Issued to Consultant in
  Exchange for Services               75,000          75           -           -        2,425              -              2,500
Cancellation of Commitment for
  Purchase of Shares for
  Cancellation                             -           -           -           -       81,699              -             81,699
Proceeds from Former
  Stock Purchase Agreement                 -           -           -           -       11,673              -             11,673
Capital Contribution -
  Interest Expense                         -           -           -           -        5,525              -              5,525
Net Loss for the Period
  (Unaudited)                              -           -           -           -            -       (162,893)          (162,893)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - AUGUST 31, 2004         34,904,226      34,904           -           -    1,890,364     (2,010,820)           (85,552)

Shares Issued for Cash
  Consideration                   15,000,000      15,000           -           -       10,000              -             25,000
Common Stock Exchanged for
  Preferred Stock                (15,000,000)    (15,000)  1,000,000       1,000       14,000              -                  -
Commitment for Purchase of
  Shares for Cancellation                  -           -           -           -       (5,000)             -             (5,000)
Shares Issued to Consultant in
  Exchange for Services            2,500,000       2,500           -           -        7,500              -             10,000
Stock Options Granted -
  Compensation for Services
  Rendered                                 -           -           -           -       69,436              -             69,436
Stock Options Exercised          225,000,000     225,000           -           -      168,472              -            393,472
Capital Contribution -
  Interest Expense                         -           -           -           -        7,992              -              7,992
Net Loss for the Period
  (Unaudited)                              -           -           -           -            -       (683,664)          (683,664)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - FEBRUARY 28, 2005
  (UNAUDITED)                    262,404,226   $ 262,404   1,000,000  $    1,000  $ 2,162,764   $ (2,694,484)  $       (268,316)
================================================================================================================================

                       The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
=================================================================================================

                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                   ------------------------------  ------------------------------

                                    FEBRUARY 28,    February 29,    FEBRUARY 28,    February 29,
                                        2005            2004            2005            2004
-------------------------------------------------------------------------------------------------

REVENUES, NET                      $           -   $           -   $           -   $           -

Cost of Goods Sold                             -               -               -               -
-------------------------------------------------------------------------------------------------

GROSS PROFIT                                   -               -               -               -
-------------------------------------------------------------------------------------------------

EXPENSES
Bad Debts                                 22,944          80,000          22,944          80,000
Consulting Fees                          183,002          24,600         423,337          49,200
Marketing, Including Amortization
  of Marketing Rights                     79,385          19,616          89,905          38,795
General and Administrative                64,378          37,295         139,486          49,908
Interest Expense                           4,180           2,144           7,992           4,644
-------------------------------------------------------------------------------------------------

TOTAL EXPENSES                           353,889         163,655         683,664         222,547
-------------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR TAXES         (353,889)       (163,655)       (683,664)       (222,547)

Provision for Taxes                            -               -               -               -
-------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD            $    (353,889)  $    (163,655)  $    (683,664)  $    (222,547)
=================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                  110,082,002      34,004,226      78,003,674      33,991,863

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                $       (0.00)  $       (0.00)  $       (0.01)  $       (0.01)
=================================================================================================

       The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
======================================================================================

                                                              SIX MONTHS ENDED
                                                        ------------------------------

                                                         FEBRUARY 28,    February 29,
                                                             2005            2004
--------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD                                 $    (683,664)  $    (222,547)

NON-CASH ADJUSTMENTS:
Amortization of Marketing Rights                                    -          15,000
Bad Debts                                                      22,944          80,000
Interest on Director/Stockholder Loans                          7,992           4,644
Shares Issued to Consultants                                   10,000               -
Compensation Expense on Employee Stock Option Grants           69,436               -

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                               240           2,352
Prepaid Expenses and Deposits                                       -           7,722
Cash Overdraft                                                  4,010               -
Accounts Payable                                                4,264          51,040
--------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                     (564,778)        (61,789)
--------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                -               -
--------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock                         25,000               -
Proceeds from Stock Options Exercised                         393,472               -
Payment for Purchase of Common Stock for Cancellation          (5,000)              -
Advances from Directors                                       271,191          34,548
Repayments to Directors                                      (142,897)           (975)
Advances from Stockholder                                      53,306          34,109
Repayments to Stockholder                                     (30,527)         (5,758)
--------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                      564,545          61,924
--------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (233)            135

Cash and Cash Equivalents - Beginning of Period                   233             127
--------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $           -   $         262
======================================================================================

                                                                         - continued -

      The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
================================================================================

                                                       SIX MONTHS ENDED
                                                   -----------------------------

                                                   FEBRUARY 28,    February 29,
                                                       2005            2004
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
================================================================================

Interest Paid                                      $           -  $           -
Income Taxes Paid                                  $           -  $           -
================================================================================


NON-CASH INVESTING AND FINANCING ACTIVITIES
================================================================================

Acquisition of Marketing Rights                    $           -  $      15,000
Purchase Price Paid via Issuance of Common Stock               -        (15,000)
--------------------------------------------------------------------------------

TOTAL CASH PAID FOR MARKETING RIGHTS               $           -  $           -
================================================================================

   The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
================================================================================


NOTE A -  BASIS OF PRESENTATION
          The condensed consolidated financial statements of International Development Corp. (formerly Ozolutions Inc.) and Subsidiary (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB Annual Report, and other reports filed with the SEC.

          The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's costs incurred to reorganize the Company, raise capital, and stock options and awards. Certain financial information that is not required for interim financial reporting purposes has been omitted.

          PRINCIPLES OF CONSOLIDATION
          In January 2005, International Development Corp. formed a wholly-owned subsidiary, FreshWater Technologies, Inc., for the purpose of transferring the water related assets and business to a separate company so that the Company could concentrate its efforts on identifying and closing focused acquisitions, building the Company through steady planned growth.

          The consolidated financial statements include the accounts of International Development Corp. and its wholly owned subsidiary, FreshWater Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

          RECLASSIFICATIONS
          Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation. The reclassifications made to the prior year have no impact on the net income (loss), or overall presentation of the consolidated financial statements.

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
================================================================================


NOTE B -  THE COMPANY
          At a stockholders meeting held on December 9, 2004 the following resolutions were adopted by written consent of a majority of stockholders:
          1) Approved the merger of Ozolutions Inc. and International Development Corp. ("I.D.C."), a Nevada Corporation, with I.D.C. becoming the continuing company.
          2) Approved the change of the Company's domicile from Delaware to Nevada.
          3)   Elected  Directors  of  I.D.C.,  the  surviving  Company.
          4) Approved an increase in authorized common stock from 50,000,000 to 800,000,000 under the articles of incorporation of I.D.C.
          5)   Authorized  100,000,000  shares  of  preferred  stock.
          6) Authorized the Board of Directors to determine the preferences, limitations and rights of classes or series of shares as provided in Section 78.1955 of the Nevada Revised Statutes under the articles of incorporation of I.D.C., the surviving Corporation.
          7) Approved the bylaws of I.D.C.which governs the Company following the merger.


NOTE C -  EQUITY COMPENSATION PLANS

          In December 2004, the Company established an Employee Stock Incentive Plan and a Non-Employee Directors and Consultants Retainer Stock Plan.

          The purpose of the Employee Stock Incentive Plan (the "Plan") is to provide the Employees, who make significant and extraordinary contributions to the long-term growth and performance of the Company, with equity-based compensation incentives, and to attract and retain the Employees. Under the Plan, the Company may issue up to 500,000,000 shares of $0.001 par value common stock. The Plan has a term of ten years, therefore, will expire in December 2014.

          The purposes of the Non-employee Directors and Consultants Retainer Stock Plan (the "Plan") are to enable the Company to promote the interests of the Company and its stockholders by attracting and retaining Non-employee Directors and Consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of the Company's common stock. Under the Plan, the Company may issue up to 50,000,000 shares of $0.001 par value common stock. The Plan has a term of ten years, therefore, will expire in December 2014.

          In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25
          "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended May 31, 2006. The Company has elected early adoption of SFAS 123R to the beginning of the fiscal year ended August 31, 2005.

                                                                   - continued -

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
================================================================================


NOTE C -  EQUITY COMPENSATION PLANS - CONTINUED

          In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), to provide further guidance regarding the interaction of the provisions of SFAS 123R and certain SEC rules and regulations.

          During the period ended February 28, 2005, the Company granted stock options for 225,000,000 shares of common stock to employees as compensation for services rendered, under the Employee Stock Incentive Plan. In accordance with the provisions of SFAS 123R and SAB 107, the Company has recognized compensation expense of $69,436 during the period ended February 28, 2005, for the fair value of the options at the date of the grant using an appropriate option-pricing model. As of February 28, 2005, there were no outstanding options.

          During the period ended February 28, 2005, the Company issued 2,500,000 shares of common stock to a consultant for services rendered, valued at $10,000, under the Non-Employee Directors and Consultants Stock Plan.

NOTE D -  CONSULTING AND ADVISORY AGREEMENTS
          On June 5, 2001, the Company entered into advisory agreements with the firms of David Michael LLC and Feng Shui Consulting, Inc.

          In June 2002, David Michael LLC and Feng Shui Consulting, Inc. filed a suit against the Company for breach of contract. The Company filed a counter claim and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction. In August 2004, the United States District Court for the District of Utah dismissed the case in its entirety with prejudice, with each party to bear its own costs and fees. As part of the dismissal, in September 2004, the Company paid $5,000 to exercise its right to repurchase the 800,000 common shares that were previously issued to the plaintiffs. As of February 28, 2005, the 800,000 shares have not been received by the Company for cancellation, therefore, the shares are still recorded as issued and outstanding.

          On January 11, 2002, the Company entered into a financial consulting and investment banking agreement with Chapman, Spira & Carson LLC ("Chapman"). Chapman cancelled this agreement in June 2002.

          In June 2002, Chapman made a demand for arbitration through the American Arbitration Association as provided in the agreement claiming $50,000 in fees, plus nine percent interest, and 200,000 shares of the Company's common stock. In February 2003, the judge returned a verdict against Chapman and awarded the Company approximately $22,000 net of any Company legal fees. The amount has not been recorded in the accompanying consolidated financial statements as the Company is uncertain that the payment will be received. Chapman appealed to the New York State Supreme Court in 2004 and this appeal was dismissed. At the present time, Chapman has appealed to the Court of Appeals in New York with a preliminary hearing being set during 2005.

                                                                   - continued -

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
================================================================================


NOTE D -  CONSULTING AND ADVISORY AGREEMENTS - CONTINUED

          On October 1, 2004, the Company entered into a client service agreement with Alexander & Wade, Inc. and Francis A. Zubrowski ("Contractor") for a term of three months. The Contractor is to advise and assist in reviewing the Company's customer business portfolios and other business assets; to advise, assist, and provide business contacts to the Company for possible sale of products; and to advise, assist, and provide business management and infrastructure consulting services. The Company is to pay a monthly consulting fee of $15,000. This agreement is renewable on a month-to-month basis by agreement of both parties. On February 1, 2005, this agreement was renewed for a term of five months, with all other terms and provisions remaining unchanged.

          On January 4, 2005, the Company entered into a client service agreement with Louis Shefsky ("Contractor") for a term of eight months. The Contractor is to assist the Company in identifying and researching potential acquisitions. The Company is to pay the Contractor $5,000 in cash or free trading Company common stock monthly.

NOTE E -  RELATED PARTY TRANSACTIONS
          In September 2004, Betty-Ann Harland was appointed CEO and Chair of the Board of Directors of the Company, and received 15,000,000 shares of common stock in consideration for $25,000. In January 2005, the 15,000,000 common shares were exchanged for 1,000,000 Class A Preferred Shares.

          On October 1, 2004, the Company entered into a client service agreement with Ameri-can Equipment Sales & Leasing Inc. ("Ameri-can"), a company 100% owned by the spouse of the Company's CEO, for a term of three months. Ameri-can is to advise, assist, and provide support for the restructuring and re-organization of the Company. The Company is to pay $150,000 for these services, in four monthly payments commencing in December 2004. This agreement is renewable on a month-to-month basis by agreement of both parties. As of February 28, 2005, this agreement has not been renewed since the expiration of the original term.

NOTE F -  GOING CONCERN
          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $683,664 for the six months ended February 28, 2005. As a result, there is an accumulated deficit of $2,694,484 at February 28, 2005.

          The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
================================================================================


NOTE G -  RECENTLY ISSUED ACCOUNTING STANDARDS
          In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

          In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2006. Management does not expect the adoption of SFAS 152 to have a significant impact on the financial position or results of operations of the Company.

          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended November 30, 2005. The Company is currently evaluating the impact of SFAS 153 on its consolidated financial statements.

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
================================================================================


NOTE H -  SUBSEQUENT EVENTS
          At a Board of Directors meeting of the Company held on March 30, 2005 the following resolutions were adopted:
          1) Authorized an increase in share capital from 800,000,000 common shares to 1,500,000,000 common shares.
          2) Authorized a new Series of Class B Preferred Stock, with shares carrying 500 to 1 voting rights and no conversion feature.
          3) Authorized an increase from 500,000,000 common shares to 750,000,000 common shares to be available under the Employee Stock Incentive Plan.

          At a Board of Directors meeting of the Company held on April 13, 2005 the following resolutions were adopted:
          1) Authorized 5,000,000 shares of Class B Preferred Stock available for issuance.
          2) Authorized the exchange of 1,000,000 shares of Class A Preferred Stock, held by Betty-Ann Harland, for 2,000,000 shares of Class B Preferred Stock.
          3) Authorized the appointment of Douglas Robertson and Arthur Kelly to the Audit Committee, with Arthur Kelly as the Chair of the Audit Committee, and the appointment of Douglas Robertson and Richard Proulx to the Compensation Committee, with Douglas Robertson as the Chair of the Compensation Committee.