Form 10KSB/A
period 2004-08-31
International Development Corp
filed 2005-04-21
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

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

     In addition there was no expense for the writing-off of the loss on impairment of marketing rights for the year ended August 31,2004 compared to a $171,000 write-off for the year ended August 31,2004

During the second half of the year ended August 31, 2004, we focused our time and efforts on developing new marketing strategies and discussing potential plans to reorganize in an effort to increase sales of our water purification and activation products. Subsequent to the year ended August 31, 2004, we formalized a plan to reorganize, in which the water treatment operations would be spun off into our wholly-owned subsidiary after reorganization, as the focus of the reorganized corporation would be on identifying and closing focused acquisitions and building through steady planned growth. As a result of the time spent on our development of new marketing strategies and discussions on potentially reorganizing, our focus on generating new sales was limited, therefore directly resulting in far fewer sales during the year ended August 31, 2004 in comparison to year ended August 31, 2003. During the year ended August 31, 2004 we incurred very minimal direct costs relating to the development of new marketing strategies and discussions regarding the potential reorganization. All costs associated with the formal reorganization plan were incurred and recorded in the financial statements subsequent to the year ended August 31, 2004.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The ineffective controls and procedures resulted in our incorrectly stating that we had terminated our water purification business, and were determined to be an isolated incident and had an immaterial effect on our Form 10-KSB Annual Report, as amended. Management has taken the necessary actions to revise the ineffective controls and procedures to prevent future failures, which was a direct result of a breakdown in communications on this isolated matter.

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