Form 10QSB
period 2005-05-31
International Development Corp
filed 2005-07-15
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 31, 2005.

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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 12, 2005 the issuer had 483,404,226 shares of its common stock issued and outstanding.

     Transitional  Small  Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .  2
Item 1.  Financial Statements (Unaudited). . . . . . . . . . . . . . . .  2
Item 2.  Management's Discussion and Analysis or Plan of Operation . . .  2
    Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . .5
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .  5
    Item  1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .5
    Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.5
    Item  3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . .5
    Item  4.  Submission of Matters to a Vote of Security Holders. . . . .5
    Item  5.  Other Information. . . . . . . . . . . . . . . . . . . . . .5
    Item  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .6
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. .
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. .
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. .
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. .

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

RESULTS  OF  OPERATIONS

     For the nine months ended May 31, 2005 and 2004, we had no sales. As a result of the lack of sales during the prior year period, during the second half of the year ended August 31, 2004, we focused our time and efforts in developing new marketing strategies and discussing potential plans to reorganize in an effort to increase sales of its water purification and activation products. Subsequent to the year ended August 31, 2004, we formalized a plan to reorganize, in which the water treatment operations would be spun off into a wholly-owned subsidiary of the reorganized corporation, as the focus of the reorganized corporation would be on identifying and closing focused acquisitions, building through steady planned growth. As a result of the time spent on the development of new marketing strategies and discussions on potentially reorganizing, our focus on generating new sales was limited, therefore directly resulting in no sales during the nine months ended May 31, 2005. Commencing with our last quarter of this fiscal year, we will also be focusing on the generation of new water purification equipment sales and the completion of the testing of our water activation products in the field.

     As a result of the recent reorganization, we believe that we are in an improved position to take advantage of operational efficiencies and market growth opportunities.

     During the year ended August 31, 2004, we had incurred very minimal direct costs relating to the development of new marketing strategies and discussions regarding the potential reorganization of the corporation. All costs associated with the formal reorganization plan were incurred and recorded in the financial statements subsequent to the year ended August 31, 2004.

     The net loss for the nine months ended May 31, 2005 was $992,415 compared to a net loss of $276,308 for the nine months ended May 31, 2004.

     Expenses for the nine months ended May 31, 2005 increased $716,000 compared to the nine months ended May 31, 2004. Increases in consulting expenses of $218,000, general and administrative expenses of $101,000, marketing expenses of $110,000, and restructuring charges of $305,000 can be directly attributable to the costs involved in the reorganization and implementing newly developed plans to generate revenues and for the overall growth, as a result of the reorganization. The balance of the increase in general and administrative expenses of $40,000 was due to the write-off of the financing commitment fee explained below. Interest expense increased $8,000 as a result of an increase in the outstanding balances from the Directors' and Stockholders' advances during the first nine months of the current fiscal year. The increases were offset by a decrease in the provision for bad debts of $66,000, as less of an increase in the allowance for doubtful accounts was needed in the current year period as compared to the prior year period.

     In 2003, we paid a refundable commitment fee of $50,000 to U.S. Capital, Inc., a California based investment banking firm, to secure a proposed financing of $5,000,000. Although U.S. Capital, Inc. continues to attempt to complete this proposed financing, we have reviewed the financial position of U.S. Capital, Inc. and have written off the balance of the commitment fee, $40,000, as it appears U.S. Capital, Inc. would be unable to repay the commitment fee if they did not complete our financing.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our operations used approximately $795,000 in cash during the nine months ended May 31, 2005. Cash required during the nine months ended May 31, 2005 came from proceeds from the exercise of stock options of $612,000, directors and stockholder advances of $163,000, and the sale of restricted common shares for $25,000, of which $5,000 was paid to repurchase 800,000 shares of our common stock for cancellation.

     We plan to keep future purchases of our water purification and activation equipment to a minimum once we have sold our present inventory. Based on our current estimates, we anticipate to liquidate our entire current inventory over the next twelve to fifteen months. We have arranged for a warehouse facility to store the current inventory at $150 per month.

     We estimate our business operational expenses during the next 12 months will be approximately $1.2 million.

     As discussed by our accountants in the unaudited financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB, our revenue is currently insufficient to cover our costs and expenses.

     Directors, stockholders and proceeds from the exercise of stock options granted under our Employee Stock Incentive Plan continue to provide us the funds needed to continue our development and operations. To the extent our revenue shortfall exceeds the willingness and ability of our directors, stockholders, the exercise of granted stock options, and the selling of our shares to continue providing us the funds needed, we anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     Our independent accountants' review report on our May 31, 2005 financial statements states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

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

     We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

     We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" and Staff Accounting Bulletin No. 107, which requires us to measure and recognize compensation expense for all stock-based payments for services at the grant-date fair value, with the cost recognized over the vesting period.

RECENT DEVELOPMENTS

     Effective  April  7,  2005, we designated 1,000,000 shares of our Preferred
Stock as the Series B Preferred Stock. The shares of our Series B Preferred Stock are not convertible into shares of our common stock. On all matters submitted to a vote of our stockholders the holders of the Series B Preferred Stock are entitled to the number of votes equal to the number of shares held by such stockholder multiplied by 500.

     Effective April 12, 2005, we amended the Certificate of Designation for our Series B Preferred Stock to increase the number of shares designated as Series B Preferred Stock from 1,000,000 to 5,000,000.

     At a Board of Directors meeting of the Company held on April 13, 2005 the following resolutions were adopted:

     1) Authorized 5,000,000 shares of Class B Preferred Stock available for issuance.
     2) Authorized the appointment of Douglas Robertson and Arthur Kelly to the Audit Committee, with Arthur Kelly as the Chair of the Audit Committee, and the appointment of Douglas Robertson and Richard Proulx to the Compensation Committee, with Douglas Robertson as the Chair of the Compensation Committee.
At a Board of Directors meeting of the Company held on July 11, 2005 the following resolutions were adopted:
     1) Authorized the issuance of 1,000,000 Class B Preferred Shares to Betty-Ann Harland in consideration for $1,000 cash.
     2) Approved the surrender and cancellation of 900,000 Class A Preferred Shares held by Betty-Ann Harland.
OFF-BALANCE SHEET ARRANGEMENTS

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

ITEM 2.   UNREGISTERED  SALES  OF  EQUITY  SECURITIES AND USE OF PROCEEDS. .

     None. .

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM 5.   OTHER INFORMATION.

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits.

  EXHIBIT
    NO.                                           IDENTIFICATION OF EXHIBIT
-----------  -----------------------------------------------------------------------------------------------------------
    2.1*     Plan and Agreement of Merger Between Ozolutions Inc. and International Development Corp. dated
             October 25, 2004 and filed with Definitive Proxy Statement dated November 19, 2004.
    2.4*     Certificate of Designation for the Series A Preferred Stock, filed with Nevada Secretary of State on
             November 9, 2004.
    3.1*     Certificate of Incorporation of Ozolutions Inc. filed on January 10, 1996 with the State of Delaware.
    3.2*     Articles of Incorporation of International Development Corp. filed on November 9, 2004 with the State of
             Nevada.
    3.19*    Bylaws of International Development Corp.
    3.21*    Articles of Merger filed with the Delaware Secretary of State on December 9, 2004.
    3.22*    Articles of Merger filed with the Nevada Secretary of State on December 9, 2004.
    4.1**    Certificate of Designation for the Series B Preferred Stock, filed with the Nevada Secretary of State effective April 7, 2005.
    4.2**    Certificate of Amendment to the Certificate of Designation for the Series B Preferred Stock, filed with the
             Nevada Secretary of State effective April 12, 2005.
    10.1*    Private Placement Agreement between Ozolutions Inc., now International Development Corp., and Betty-
             Ann Harland dated September 23, 2004, filed with the Form 10-KSB for the period ended August 31, 2004.
    10.2*    Charter of Compensation Committee dated November 15, 2004.
    10.3*    Charter of Audit Committee dated November 15, 2004.


    10.4*    Consulting Agreement dated October 1, 2004 with Betty-Ann Harland, filed with the Form 10-KSB for the period ended August 31, 2004.
    10.5*    Employment Agreement dated October 1, 2004 with Max Weissengruber filed with the Form 10-KSB for the period ended August 31, 2004.
    10.6*    Employment Agreement dated October 1, 2004 with D. Brian Robertson filed with the Form 10-KSB for the period ended August 31, 2004.
    10.7*    Consulting Agreement dated October 1, 2004 with Ameri-can Equipment Sales & Leasing, Inc, filed with the Form 10-KSB for the period ended August 31, 2004.
    10.8*    Consulting Agreement dated October 1, 2004 with Alexander & Wade, Inc. filed with the Form 10-KSB for the period ended August 31, 2004.
    10.9*    Independent Client Service Agreement between the Company and Louis Shefsky, dated January 4, 2005.
    10.10*   Amended Independent Client Service Agreement between the Company and Francis Zubrowski, dated
             January 1, 2005.
    10.11*   Employment Agreement between FreshWater Technologies, Inc., the Company's wholly-owned subsidiary, and Robert Glassen, dated March 15, 2005.
    31.1**   Certification of Betty-Ann Harland, Chief Executive Officer of International Development
             Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
    31.2**   Certification of D. Brian Robertson, Chief Financial Officer of International Development Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
    32.1**   Certification of Betty-Ann Harland, Chief Executive Officer of International Development
             Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
    32.2**   Certification of D. Brian Robertson, Chief Financial Officer of International Development Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.


__________
*     Previously  filed.
**  Filed  herewith.

(b)     Reports on Form 8-K.

        On March 15, 2005 we filed a Form 8-K reporting the resignation of our Director Robert W. Gingell.

        On April 20, 2005 we filed a Form 8-K reporting the appointment of our Director Richard Proulx.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERNATIONAL DEVELOPMENT CORP.

Dated July 15, 2005.

                                   By  /s/ Betty-Ann Harland
                                     -------------------------------------------
                                     Betty-Ann Harland,
                                     Chief Executive Officer

                         INTERNATIONAL DEVELOPMENT CORP.
                    (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
                             (A NEVADA CORPORATION)
                                BUFFALO, NEW YORK

                              ----------------------
                                FINANCIAL REPORTS
                                       AT
                                  MAY 31, 2005
                              ======================

INTERNATIONAL  DEVELOPMENT  CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


TABLE OF CONTENTS
--------------------------------------------------------------------------

Consolidated Balance Sheets at May 31, 2005 (Unaudited)
  and August 31, 2004                                                   1

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the Nine Months Ended May 31, 2005 and 2004 (Unaudited)
  and for the Year Ended August 31, 2004                                2

Consolidated Statements of Operations for the Three and Nine Months
  Ended May 31, 2005 and 2004 (Unaudited)                               3

Consolidated Statements of Cash Flows for the Nine Months Ended
  May 31, 2005 and 2004 (Unaudited)                                    4-5

Notes to Consolidated Financial Statements                            6-12

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK

CONSOLIDATED BALANCE SHEETS
===============================================================================================

                                                                     (UNAUDITED)
                                                                        MAY 31,      August 31,
                                                                         2005          2004
-----------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                            $     1,561   $       233
Accounts Receivable - Net of Allowance for Doubtful Accounts                   -        23,184
Inventory                                                                205,834       208,798
Prepaid Expenses and Deposits                                                  -        40,000
-----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                         $   207,395   $   272,215
===============================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable                                                     $    81,876   $    93,506
Deferred Revenue                                                           7,037         7,037
Due to Directors                                                         279,661       149,897
Due to Stockholder                                                       141,340       107,327
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                        509,914       357,767
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Common Stock:    $.001 Par; 800,000,000 and 50,000,000 Shares
                 Authorized, respectively; 477,404,226 and
                 34,904,226 Issued and Outstanding, respectively         477,404        34,904
Preferred Stock, Class A:  $.001 Par; 100,000,000 and -0- Shares
                 Authorized, respectively; 1,000,000 and -0- Shares
                 Issued and Outstanding, respectively                      1,000             -
Preferred Stock, Class B:  $.001 Par; 5,000,000 and -0- Shares
                 Authorized, respectively; No Shares Issued and
                 Outstanding, respectively                                     -             -
Additional Paid-In Capital                                             2,222,312     1,890,364
Accumulated Deficit                                                   (3,003,235)   (2,010,820)
-----------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                             (302,519)      (85,552)
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   207,395   $   272,215
===============================================================================================

   The accompanying notes are an integral part of these financial statements.

INTERNATIONAL  DEVELOPMENT  CORP.
  (FORMERLY  OZOLUTIONS  INC.)  AND  SUBSIDIARY
(A  NEVADA  CORPORATION)
BUFFALO,  NEW  YORK

CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY  (DEFICIT)
=================================================================================================================================

                                               COMMON STOCK           PREFERRED STOCK                                    TOTAL
                                            ($0.001 PAR VALUE)      ($0.001 PAR VALUE)                                   STOCK-
                                          ----------------------  ----------------------    ADDITIONAL     ACCUMU-      HOLDERS'
                                             NUMBER                  NUMBER                  PAID-IN        LATED        EQUITY
                                           OF SHARES      VALUE    OF SHARES     VALUE       CAPITAL       DEFICIT     (DEFICIT)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE - AUGUST 31, 2003                  33,754,226   $ 33,754            -  $        -  $ 1,752,975   $(1,625,380)  $ 161,349
Shares Issued for Cash Consideration          250,000        250            -           -        6,950             -       7,200
Shares Issued as Consideration for
  Acquisition of Marketing Rights             250,000        250            -           -       14,750             -      15,000
Shares Issued to Consultant in
  Exchange for Services                        75,000         75            -           -        2,425             -       2,500
Capital Contribution - Interest Expense             -          -            -           -        6,954             -       6,954
Net Loss for the Period (Unaudited)                 -          -            -           -            -      (276,308)   (276,308)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE - MAY 31, 2004 (UNAUDITED)         34,329,226     34,329            -           -    1,784,054    (1,901,688)    (83,305)

Shares Issued for Cash Consideration          575,000        575            -           -        9,723             -      10,298
Cancellation of Commitment for
  Purchase of Shares for
  Cancellation                                      -          -            -           -       81,699             -      81,699
Proceeds from Former
  Stock Purchase Agreement                          -          -            -           -       11,673             -      11,673
Capital Contribution -
  Interest Expense                                  -          -            -           -        3,215             -       3,215
Net Loss for the Period
  (Unaudited)                                       -          -            -           -            -      (109,132)   (109,132)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE - AUGUST 31, 2004                  34,904,226     34,904            -           -    1,890,364    (2,010,820)    (85,552)

Shares Issued for Cash
  Consideration                            15,000,000     15,000            -           -       10,000             -      25,000
Common Stock Exchanged
  for Preferred Stock                     (15,000,000)   (15,000)   1,000,000       1,000       14,000             -           -
Commitment for Purchase
  of Shares for Cancellation                        -          -            -           -       (5,000)            -      (5,000)
Shares Issued to Consultant
  in Exchange for Services                  9,500,000      9,500            -           -       10,500             -      20,000
Stock Options Granted -
  Compensation for
  Services Rendered                                 -          -            -           -      108,014             -     108,014
Stock Options Exercised                   433,000,000    433,000            -           -      179,082             -     612,082
Capital Contribution -
  Interest Expense                                  -          -            -           -       15,352             -      15,352
Net Loss for the Period (Unaudited)                 -          -            -           -            -      (992,415)   (992,415)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE - MAY 31, 2005 (UNAUDITED)        477,404,226   $477,404    1,000,000  $    1,000  $ 2,222,312   $(3,003,235)  $(302,519)
=================================================================================================================================

   The accompanying notes are an integral part of these financial statements.


INTERNATIONAL  DEVELOPMENT  CORP.
  (FORMERLY  OZOLUTIONS  INC.)  AND  SUBSIDIARY
(A  NEVADA  CORPORATION)
BUFFALO,  NEW  YORK

CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)
=====================================================================================================

                                        THREE MONTHS ENDED MAY 31,        NINE MONTHS ENDED MAY 31,
                                    --------------------------------  -------------------------------

                                          2005             2004             2005            2004
-----------------------------------------------------------------------------------------------------

REVENUES, NET                       $              -   $          -   $             -   $          -

Cost of Goods Sold                                 -              -                 -              -
-----------------------------------------------------------------------------------------------------

GROSS PROFIT                                       -              -                 -              -
-----------------------------------------------------------------------------------------------------

EXPENSES
Bad Debts Expense (Recovery)                  (8,879)             -            14,065         80,000
Consulting Fees                               98,002         24,600           291,339         73,800
Marketing, Including Amortization
  of Marketing Rights                         69,820         10,625           159,725         49,420
General and Administrative                   101,735         16,226           207,053         66,134
Restructuring Charges                         40,713              -           304,881              -
Interest Expense                               7,360          2,310            15,352          6,954
-----------------------------------------------------------------------------------------------------

TOTAL EXPENSES                               308,751         53,761           992,415        276,308
-----------------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR TAXES             (308,751)       (53,761)         (992,415)      (276,308)

Provision for Taxes                                -              -                 -              -
-----------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD             $       (308,751)  $    (53,761)  $      (992,415)  $   (276,308)
=====================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                      413,790,097     34,106,128       170,219,245     34,030,229

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                 $          (0.00)  $      (0.00)  $         (0.01)  $      (0.01)
=====================================================================================================

   The accompanying notes are an integral part of these financial statements.


INTERNATIONAL  DEVELOPMENT  CORP.
  (FORMERLY  OZOLUTIONS  INC.)  AND  SUBSIDIARY
(A  NEVADA  CORPORATION)
BUFFALO,  NEW  YORK

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
=======================================================================================

                                                            NINE MONTHS ENDED MAY 31,
                                                        -------------------------------

                                                              2005            2004
---------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD                                 $      (992,415)  $   (276,308)

NON-CASH ADJUSTMENTS:
Amortization of Marketing Rights                                      -         15,000
Bad Debts Expense                                                14,065         80,000
Interest on Director/Stockholder Loans                           15,352          6,954
Shares Issued to Consultants                                     20,000          2,500
Compensation Expense on Employee Stock Option Grants            108,014              -

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                               9,119          4,492
Prepaid Expenses and Deposits                                    40,000          7,722
Inventory                                                         2,964              -
Accounts Payable                                                (11,630)        60,659
---------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                       (794,531)       (98,981)
---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                  -              -
---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock                           25,000          7,200
Proceeds from Stock Options Exercised                           612,082              -
Payment for Purchase of Common Stock for Cancellation            (5,000)             -
Advances from Directors                                         357,598         50,643
Repayments to Directors                                        (227,834)        (1,127)
Advances from Stockholder                                        88,697         48,439
Repayments to Stockholder                                       (54,684)        (5,758)
---------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                        795,859         99,397
---------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           1,328            416

Cash and Cash Equivalents - Beginning of Period                     233            127
---------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $         1,561   $        543
=======================================================================================

                                                                          - continued -

   The accompanying notes are an integral part of these financial statements.


INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK

STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
=======================================================================================

                                                            NINE MONTHS ENDED MAY 31,
                                                        -------------------------------

                                                              2005            2004
---------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
=======================================================================================

Interest Paid                                           $             -   $          -
Income Taxes Paid                                       $             -   $          -
=======================================================================================


NON-CASH INVESTING AND FINANCING ACTIVITIES
=======================================================================================

Acquisition of Marketing Rights                         $             -   $     15,000
Purchase Price Paid via Issuance of Common Stock                      -        (15,000)
---------------------------------------------------------------------------------------

TOTAL CASH PAID FOR MARKETING RIGHTS                    $             -   $          -
=======================================================================================

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

               At a Board of Directors meeting of the Company held on March 30, 2005 the following resolutions were adopted:
               1) Authorized an increase in share capital from 800,000,000 common shares to 1,500,000,000 common shares. Authorization was rescinded by the Board of Directors on July 11, 2005.
               2) Authorized a new Series of Class B Preferred Stock, with shares carrying 500 to 1 voting rights and no conversion feature.
               3) Authorized an increase from 500,000,000 common shares to 750,000,000 common shares to be available under the Employee Stock Incentive Plan. Authorization was rescinded by the Board of Directors on July 11, 2005.

               At a Board of Directors meeting of the Company held on April 13, 2005 the following resolutions were adopted:
               1) Authorized 5,000,000 shares of Class B Preferred Stock available for issuance.
               2) Authorized the exchange of 1,000,000 shares of Class A Preferred Stock, held by Betty-Ann Harland, for 2,000,000 shares of Class B Preferred Stock. Authorization was rescinded by the Board of Directors on July 11, 2005.
               3) Authorized the appointment of Douglas Robertson and Arthur Kelly to the Audit Committee, with Arthur Kelly as the Chair of the Audit Committee, and the appointment of Douglas Robertson and Richard Proulx to the Compensation Committee, with Douglas Robertson as the Chair of the Compensation Committee.

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

               In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2007. The Company has elected early adoption of SFAS 123R to the beginning of the fiscal year ended August 31, 2005.

               In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), to provide further guidance regarding the interaction of the provisions of SFAS 123R and certain SEC rules and regulations.

               During the period ended May 31, 2005, the Company granted stock options for 433,000,000 shares of common stock to employees as compensation for services rendered, under the Employee Stock Incentive Plan. In accordance with the provisions of SFAS 123R and SAB 107, the Company has recognized compensation expense of $108,014 during the period ended May 31, 2005, for the fair value of the options at the date of the grant using an appropriate option-pricing model. As of May 31, 2005, there were no outstanding options.

               During the period ended May 31, 2005, the Company issued 9,500,000 shares of common stock to a consultant for services rendered, valued at $20,000, under the Non-Employee Directors and Consultants Stock Plan.

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

               In June 2002, David Michael LLC and Feng Shui Consulting, Inc. filed a suit against the Company for breach of contract. The Company filed a counter claim and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction. In August 2004, the United States District Court for the District of Utah dismissed the case in its entirety with prejudice, with each party to bear its own costs and fees. As part of the dismissal, in September 2004, the Company paid $5,000 to exercise its right to repurchase the 800,000 common shares that were previously issued to the plaintiffs. As of May 31, 2005, the 800,000 shares have not been received by the Company for cancellation, therefore, the shares are still recorded as issued and outstanding.

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

               On October 1, 2004, the Company entered into a client service agreement with Alexander & Wade, Inc. and Francis A. Zubrowski ("Contractor") for a term of three months. The Contractor is to advise and assist in reviewing the Company's customer business portfolios and other business assets; to advise, assist, and provide business contacts to the Company for possible sale of products; and to advise, assist, and provide business management and infrastructure consulting services. The Company is to pay a monthly consulting fee of $15,000. This agreement is renewable on a month-to-month basis by agreement of both parties. On February 1, 2005, this agreement was renewed for a term of five months, with all other terms and provisions remaining unchanged. This renewed agreement was terminated in April 2005.

               On January 4, 2005, the Company entered into a client service agreement with Louis Shefsky ("Contractor") for a term of eight months. The Contractor is to assist the Company in identifying and researching potential acquisitions. The Company is to pay the Contractor $5,000 in cash or free trading Company common stock monthly. This agreement was terminated in April 2005.

INTERNATIONAL  DEVELOPMENT  CORP.
  (FORMERLY  OZOLUTIONS  INC.)  AND  SUBSIDIARY
(A  NEVADA  CORPORATION)
BUFFALO,  NEW  YORK

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
================================================================================


NOTE  E  -     COMMITMENTS
               In April 2003, the Company accepted a $5,000,000 financing proposal from U.S. Capital, Inc., a California based investment banking firm. The financing commitment is comprised of the following elements:

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

               - The Company paid a $50,000 commitment fee to secure this financing, which U.S. Capital, Inc. expects to conclude in 2005. During the year ended August 31, 2004, $10,000 of this commitment fee was refunded to the Company.

               As of May 31, 2005, the Company has written-off the balance of the commitment fee, as it appears U.S. Capital, Inc. will not be able to refund the fee if the financing is not completed.

NOTE  F  -     RELATED  PARTY  TRANSACTIONS
               In September 2004, Betty-Ann Harland was appointed CEO and Chair of the Board of Directors of the Company, and received 15,000,000 shares of common stock in consideration for $25,000. In January
               2005,  the  15,000,000 common shares were exchanged for 1,000,000
               Class A Preferred Shares. In July 2005, the Board of Directors approved the surrendering and cancellation of 900,000 Class A
               Preferred  Shares  held  by  Betty-Ann  Harland.

               In July 2005, the Board of Directors authorized the issuance of 1,000,000 Class B Preferred Shares to Betty-Ann Harland in consideration of $1,000.

               On October 1, 2004, the Company entered into a client service agreement with Ameri-can Equipment Sales & Leasing Inc.
               ("Ameri-can"), a company 100% owned by the spouse of the Company's CEO, for a term of three months. Ameri-can is to advise, assist, and provide support for the restructuring and re-organization of the Company. The Company is to pay $150,000 for these services, in four monthly payments commencing in December 2004. This agreement is renewable on a month-to-month basis by agreement of both parties. As of May 31, 2005, this agreement has not been renewed since the expiration of the original term.

INTERNATIONAL  DEVELOPMENT  CORP.
  (FORMERLY  OZOLUTIONS  INC.)  AND  SUBSIDIARY
(A  NEVADA  CORPORATION)
BUFFALO,  NEW  YORK

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
================================================================================


NOTE  G  -     GOING  CONCERN
               The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $992,415 for the nine months ended May 31, 2005. As a result, there is an accumulated deficit of $3,003,235 at May 31, 2005.

               The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


NOTE  H  -     RECENTLY  ISSUED  ACCOUNTING  STANDARDS
               In  November  2004,  the  Financial  Accounting  Standards  Board
               ("FASB")  issued  Statement  of  Financial  Accounting  Standard
               ("SFAS")  No.  151 "Inventory Costs - an amendment of ARB No. 43,
               Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June
               15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

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

                                                                   - continued -

INTERNATIONAL  DEVELOPMENT  CORP.
  (FORMERLY  OZOLUTIONS  INC.)  AND  SUBSIDIARY
(A  NEVADA  CORPORATION)
BUFFALO,  NEW  YORK

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
================================================================================


NOTE  H  -     RECENTLY  ISSUED  ACCOUNTING  STANDARDS  -  CONTINUED

               In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2007. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.

NOTE  I  -     SUBSEQUENT  EVENTS
               In June 2005, the Company signed a Letter of Intent to purchase the international marketing rights for all markets outside of Canada and become the sole provider of Wataire Industries, Inc.
               products. Consideration for the purchase will be negotiated during the process of drafting the definitive purchase agreement, which is expected to be completed by the end of July 2005.