Form 10KSB
period 2005-08-31
International Development Corp
filed 2005-11-29
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2005.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          COMMISSION FILE NO. 000-31343

                         INTERNATIONAL DEVELOPMENT CORP.
               (Exact name of issuer as specified in its charter)

             (Exact name of registrant as specified in its charter)

                                 OZOLUTIONS INC.
             (Previous name of issuer, while a Delaware corporation)

                     NEVADA                                 98-0229321
         (State or other jurisdiction                    (I.R.S. Employer
       of incorporation or organization)                Identification No.)


      534 DELAWARE AVENUE, SUITE 412, BUFFALO, NEW YORK  14202
     (Address of principal executive offices)         (Zip Code)

  Registrant's telephone number, including area code: (416) 490-0254
                                                 Fax: (416) 495-8625


Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR
                                                         VALUE $0.001 PER SHARE.
                                                             (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $16,115.00.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 28, 2005: $290,000.00.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 28, 2005: 483,404,226.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.


     International Development Corp., a Nevada corporation, was formerly known as Ozolutions Inc., a Delaware corporation. We changed our name and state of domicile on December 9, 2004. See, "Change of Domicile." Our previous business had been that of international marketing and distribution of water purification systems using ultra violet, ozone and water activator technology. The markets we primarily targeted were located in the United States, Canada, Mexico, Costa Rica, Peru, and Panama. In addition, we are formulating a new business plan and concentrating our efforts on identifying and closing focused acquisitions, building our company through steady planned growth. On January 21, 2005, we formed a wholly owned subsidiary, FreshWater Technologies Inc., for the purpose of transferring our water activation and purification related assets and business to FreshWater Technologies Inc. We are now conducting all of our existing water related business through FreshWater Technologies Inc. other than the Wataire business discussed below.

On October 12, 2005, International Development Corp. signed an Exclusive licensing agreement with Wataire Industries Inc. to market their atmospheric water generators in the United States. The Company will not market this water technology through FreshWater Technologies Inc. Consequently, going forward, our main focus will be to market this unique innovative technology that can provide high quality, safe drinking water by extracting water from natural air. The methods employed to produce potable water by tapping into nature's hydrologic cycle are unique and the result of 13 years of research and extensive field testing. The Company plans to launch its atmospheric water generators into the US residential and office markets. These machines are approximately the size ofa household water cooler and will generate up to eight gallons of water per day. The Company believes that consumers will be very receptive to this technology because no heavy water bottle is required. Considering the agingof the general population, not having to struggle with heavy, cumbersome five gallon bottles is perceived to be an advantage over current water bottle equipment. In addition, the Company will also market large industrial water generators capable of producing up to 50,000 gallons per day. The larger units provide drinking water for applications in facilities such as military, industrial, commercial, humanitarian and disaster relief and irrigation water for greenhouse and horticultural systems.

International Development Corp. believes that consumers are becoming much more health conscious and are more aware of water quality issues such as the presence of E-Coli, Campylobacter or Cryptosporidium. These heightened health-related concerns have led to increasing number of consumers purchasing water treatment products in the United States.

"Water generation and purification" means any product developed by Wataire, or with the assistance or at the direction of Wataire, whether developed prior to our subsequent to the date of the License Agreement, including any process for water generation and purification, any equipment for generating or purifying water, and any apparatus or methods which may be used by Wataire products in its business of water purification or generation, provided that that the licensed products do not include services performed in association with the water generation and purification technology. The license granted is perpetual, non-revocable and assignable by the Company. The Board of Directors determined that the terms of the License Agreement are fair and reasonable. The Registrant's board did not seek a third party fairness opinion or any valuation or appraisal of the terms of the transaction. Thus, the Company's stockholders will not have the benefit of a third-party opinion that the terms of the License Agreement were fair from a financial point of view.

In consideration of the License Agreement, the Company has issued to Wataire, 15,000,000 shares of the Company's Series C preferred stock, par value $ 0.001 per share. Each share of the Series C preferred stock received by Wataire is convertible into one share of the Company's common stock. Likewise, each share of the Series C preferred stock has voting rights equal to one share of the Company's common stock.

     A  brief  discussion  of  our previous activities is in order.

     Ozone Technology. On June 21, 2000, we purchased the exclusive marketing rights to distribute the products of "Hankin Ozone Systems, LTD" in Canada, the Caribbean, and Mexico from 1421209 Ontario Limited. We agreed to pay the sum of $1,017,217, and issue 8,000,000 shares of our common shares. In November 2000, 8,000,000 shares of our common stock were delivered to 1421209 Ontario Limited. We had an agreement to repurchase 6,000,000 of the 8,000,000 shares for $81,699 which we decided to cancel in August 2004. In April 2002, the agreement with 1421209 Ontario Limited was cancelled and the obligation to pay $1,000,000 to 1421209 Ontario Limited was no longer due. We wrote-off the net marketing rights of $762,743 and the outstanding obligation of $1,000,000, and recorded an extraordinary gain from the cancellation of the agreement of $237,257. We paid $50,000 directly to Hankin Ozone Systems, LTD for the same marketing rights which we recorded as an expense during the year ended August 31, 2002. In September 2004, Hankin was placed into bankruptcy, and the deposit of $22,292 for certain units was written off as of August 31,2004.

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

UV Products. In order to provide viable technology and pricing options to residential and commercial customers for drinking water solutions, we entered into an agreement with R-Can Environmental in June 2005 with the intent to distribute ultra violet water treatment systems and water filters in select markets in Latin America and the United States. We terminated a prior agreement with another supplier.

In the opinion of our management, we could realize most value from our water purification-related assets by creating a wholly owned subsidiary to carry on the Company's water purification and activation business.

On January 21, 2005, we formed a wholly-owned subsidiary, Freshwater Technologies, Inc., for thepurposeoftransferring our water activation and purification-related assets and business to Freshwater Technologies, Inc. We are now conducting all of our water purification-related business through Freshwater Technologies, Inc.

Change in Control

     On September 23, 2004, Betty-Ann Harland acquired 15,000,000 shares of our common stock, which represented 30.51 percent of our issued and outstanding common stock. In addition, Ms. Harland had proxies to vote 6,000,000 shares of our common stock, granted by 1421209 Ontario Limited. The proxies expired on February 1, 2005. Ms. Harland paid the sum of $25,000 for the shares. In January 2005 the 15,000,000 common shares were exchanged for 1,000,000 Class A Preferred Shares. In July 2005, the Board of Directors approved the surrendering and cancellation of 900,000 Class A Preferred Shares held by Betty-Ann Harland. In July,2005, the Board of Directors authorized the issuance of 1,000,000 Class B Preferred Shares to Betty-Ann Harland in consideration of $1,000 and the surrendered 900,000 Class A preferred shares. Pursuant to the acquisition agreement, the shares of the common stock acquired by Ms. Harland may be converted into shares of our voting preferred stock upon terms to be determined.

     Following the acquisition of our shares by Ms. Harland, she was elected our chairman and chief executive officer. In addition, Max Weissengruber, Douglas Robertson, Robert W. Gingell, and Arthur N. Kelly were elected as our officers and directors. At the same time, D. Brian Robertson was elected our chief financial officer. After the resignation of Robert W. Gingell, Richard Proulx was elected a Director.

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

     Officers and Directors. Before the change of domicile, our board of directors consisted of five members, Betty-Ann Harland, Max Weissengruber, Douglas Robertson, Robert W. Gingell, and Arthur N. Kelly. Upon the change of domicile, our board of directors consists of the same individuals who were also the directors of International Development Corp. At a later date Robert W. Gingell resigned and Richard Proulx was elected a Director.

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

EMPLOYEES

     As of November 28, 2005, we employed three consultants, including three full-time executives and two part-time clerical consultants. None of these consultants are covered under a collective bargaining agreement.

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

GROWTH BY ACQUISITION.

     Our business strategy includes the attainment of substantially all of our growth through our ability to successfully execute our acquisition model. Any time a company growth strategy depends on the acquisition of other companies there is substantial risk. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, and manage post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, without proper planning and implementation, could significantly disrupt our business including, but not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities. If the business becomes impaired, there could be partial or full write-offs attributed to the acquisition.

COMPETITION.

     We face intense competition in all the business segments in which we have identified to do business. Some competitors will have substantially greater resources, including greater financial resources, larger customer base, and greater name and brand recognition. Any of these circumstances could have a material adverse effect on our business development, financial condition, and results of operations.

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

DEPENDENCE ON KEY EMPLOYEES.

     Our business is dependent upon our senior executive officers, principally, Max Weissengruber, our chief operating officer, who is responsible for our operations, including marketing and business development. We currently have an employment agreement with Mr. Weissengruber. However, discretionary approval of a FreshWater Technologies Stock Purchase Agreement between the Company and Max Weissengruber, Chief Operating Officer and Brian Robertson Chief Financial
Officer deals with the sale of 100 percent of the outstanding stock of FreshWater Technologies Inc. to Mr. Weissengruber and Mr. Robertson for a total purchase price of $ 60,210, pending stockholder approval. The purchase price will be paid by Messrs. Weissengruber and Robertson by releasing the Company from all obligations owed to them.

In the event of future growth in administration, marketing, manufacturing and customer support functions, we will need to increase the depth and experience of our management team by adding new members. Our success will depend to a large degree upon the active participation of our key officers and employees. Loss of services of any of the current officers and directors, especially Mr. Weissengruber, could have a significant adverse effect on our operations and prospects. There can be no assurance that we will be able to employ qualified persons on acceptable terms to replace officers who become unavailable. If the sale of Freshwater Technologies, Inc. is approved by our stockholders, Messrs. Weissengruber and Robertson are not expected to remain in the employ of the Company. Therefore, we will have to replace them.

NEED FOR ADDITIONAL SPECIALIZED PERSONNEL.

     Although we are committed to the continued development and growth of our business, the addition of specialized key personnel and sales persons to assist us in the execution of our business model may be needed. There can be no assurance that we will be able to locate and hire such specialized personnel on acceptable terms.

DEPENDENCE ON ABILITY TO MARKET SERVICES.

     Due to our limited resources, the execution of our business model, sales, and marketing of our services has been limited to date. Our success is dependent upon our ability to execute with such limited resources.

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

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2002, 2003 and 2004, and through the date of this Annual Report, our common stock was sold and purchased at prices that ranged from a high of $0.30 to a low of $0.0001 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity since the price for our common stock may suffer greater declines due to its price volatility.

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

ITEM 2. DESCRIPTION OF PROPERTY.
Our corporate office is 534 Delaware Avenue, Suite 412, Buffalo, New York 14202 which we rent at the rate of 159.00 per month. In addition, we use approximately 400 square feet of office space at 30 Denver Crescent, Suite 200, Toronto, Ontario Canada M2J 1G8. The office space is provided by Max Weissengruber, one of our officers and directors, at no charge. We rent storage space in Toronto on a month-to-month basis to maintain a limited inventory of product. The cost of this space is $150 per month. We believe that all of our facilities are adequate for at least the next 12 months. We expect that we could locate other suitable facilities at comparable rates, should we need more space.

ITEM 3. LEGAL PROCEEDINGS.

     In June 2002, David Michael LLC and Feng Shui Consulting, Inc. filed a suit against us for breach of contract for failure to issue shares of our common stock under a consulting agreement. We filed a counter claim and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction. On August 23,2004 the United States District Court for Utah ordered the dismissal of this action in its entirety including all claims with each party to bear its own costs and fees. The shares of our common stock previously issued to David Michael LLC and Feng Shui Consulting, Inc. are to be returned to us upon payment of $5,000 which was paid in September 2004. To date we have not received these shares.

     On January 11, 2002, we entered into a financial consulting and investment banking agreement with Chapman, Spira & Carson LLC. The purpose of the agreement was to assist us with general business and financial consulting and obtain equity and debt financing up to $2 million on terms agreeable to us. In June 2002, Chapman, Spira & Carson LLC made a demand for arbitration through the American Arbitration Association as provided in the agreement claiming $50,000 in fees, plus nine percent interest, and 200,000 shares of our common stock. In February 2003, we obtained a verdict against Chapman and were awarded approximately $22,000 net of any our legal fees. The amount has not been recorded in the accompanying financial statements as we are uncertain that the payment will be made. Chapman appealed to the New York Supreme Court in 2004 and this appeal was dismissed. At the present time Chapman has appealed to the Court of Appeal in New York.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


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

                                        HIGH      LOW
                    August 31, 2002    $  0.30  $  0.09
                    November 30, 2002  $  0.20  $  0.08
                    February 28, 2003  $  0.12  $  0.08
                    May 31, 2003       $  0.14  $  0.05

                                        HIGH      LOW
                    August 31, 2003    $  0.15  $  0.02
                    November 30, 2003  $  0.16  $  0.05
                    February 28, 2004  $  0.09  $  0.03
                    May 31, 2004       $ 0.065  $  0.02

                                        HIGH      LOW
                    August 31, 2004    $ 0.045  $  0.01
                    November 30,2004   $  0.01  $  0.01
                    February 28, 2005  $0.0024  $0.0022
                    May 31,2005        $0.0007  $0.0006

                                        HIGH      LOW
                    August 31,2005      0.0007   0.0006

     Since our inception, no dividends have been paid on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

     We currently have 483,404,226 shares of our common stock outstanding. Our shares of common stock are held by approximately 1,672 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     See Item 11 of this Annual Report.

RECENT SALES OF UNREGISTERED SECURITIES

     On September 23, 2004, Betty-Ann Harland acquired 15,000,000 shares of our common stock, which represented 30.51 percent of our issued and outstanding common stock. In addition, Ms. Harland has proxies to vote 6,000,000 shares of our common stock, granted by 1421209 Ontario Limited. The proxies expired on February 1, 2005. Ms. Harland paid the sum of $25,000 for the shares. Pursuant to the acquisition agreement, the shares of common stock acquired by Ms. Harland may be converted into shares of our voting preferred stock upon terms to be determined. The shares were restricted in their transfer under the Securities Act. In January 2005 the 15,000,000 common shares were exchanged for 1,000,000 Class A Preferred Shares. In July 2005, the Board of Directors approved the surrendering and cancellation of 900,000 Class A Preferred Shares held by Betty-Ann Harland. In July,2005, the Board of Directors authorized the issuance of 1,000,000 Class B Preferred Shares to Betty-Ann Harland in consideration of $1,000 and the surrendered 900,000 Class A preferred shares.

On October 15, 2005, in consideration of the execution of an Exclusive Licensing Agreement with Wataire Industries, Inc., we issued to Wataire 15,000,000 shares of our Series C preferred stock, par value $ 0.001 per share. Each share of the Series C preferred stock received by Wataire is convertible into one share of our common stock. Likewise, each share of the Series C preferred stock has voting rights equal to one share of our common stock.


     The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. Each recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to a person with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

     For the 12 months ended August 31, 2005, we had $16,000 in sales compared to $23,000 for the year ended August 31, 2004. The sales of our ELCE products accounted for $14,000 of our 2005 revenue and all of our 2004 revenue while the remaining $2,000 revenue was from the sale of UV water purification products. Cost of goods sold was $13,500 or 85 percent of sales for the year ending August 31, 2005 compared to $19,000 or 82 percent of sales for 2004. Gross profit was $2,500 and $4,000 for fiscal 2005 and 2004 respectively.

     The net loss for the year ended August 31,2005 was $1,131,000 compared to a net loss of $385,000 for the year ended August 31, 2004. Expenses for the year ended August 31,2005 increased $ 744,000 over the year ended August 31, 2004. Increases in consulting expenses of $311,000, general and administrative of $86,000, marketing expenses of $119,000 and restructuring expenses of $305,000 can be directly attributable to the costs involved in the reorganization and implementing newly developed plans to generate revenues and for the overall growth, as a result of the reorganization. The balance of the increase in general and administrative expenses of $40,000 was due to the write off of the financing commitment fee based on our review of the poor finances of U.S. Capital Inc., the Corporation that was to secure financing for our Company. Interest expense for the year ended August 31, 2005 increased $12,000 over fiscal 2004 as a result of the increase in the outstanding balances owing to Directors and Stockholder. These increases were offset by a decrease in the provision for bad debts of $129,000.

During the second half of the year ended August 31, 2004 and the first half of fiscal 2005, we focused our time and efforts on developing new marketing strategies and discussing potential plans to reorganize in an effort to increase sales of our water purification and activation products and pursue our future growth. In January, 2005, we formalized a plan to reorganize, in which the water treatment operations would be spun off into our wholly-owned subsidiary after reorganization, as the focus of the reorganized corporation would be on identifying and closing focused acquisitions and building through steady planned growth. As a result of the time spent on our development of new marketing strategies and discussions on potentially reorganizing, our focus on generating new sales was limited, therefore, directly resulting in far fewer sales during the years ended August 31,2005 and 2004 as compared to previous years. During the year ended August 31, 2004 we incurred very minimal direct costs relating to the development of new marketing strategies and discussions regarding the potential reorganization. All costs associated with the formal reorganization plan were incurred and recorded in the financial statements in the year ended August 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Our operations used approximately $916,000 in cash during the year ended August 31,2005. Cash required during the year ended August 31, 2005 came principally from the proceeds from the exercise of employee stock options of $612,000, director and shareholder advances of $283,000 and the proceeds from the sale of restricted stock less the purchase of stock for cancellation of $21,000 net.

     We plan to keep ELCE purchases to a minimum and do not anticipate holding large amounts of ELCE product inventory at any one time after selling our original purchases of ELCE water activation units which we expect to complete by the end of August, 2006. We have arranged for a warehouse facility to store the present ELCE inventory at $150 per month. In order to sell our remaining ELCE inventory we have extended our normal credit terms to 90 days after receipt of goods.

     R-can UV products and water filters will be ordered when we receive orders from customers who will pay a deposit upon placement of orders with the balance due 30 days after shipment.

The Company's Licensing Agreement with Wataire Industries authorizes International Development Corp. to market their atmospheric water generators in the United States. The Wataire products will not be marketed through FreshWater Technologies. Consequently, going forward, our main focus will be to market this innovative and unique technology that provides high quality, safe drinking water by extracting water from natural air. The methods used to produce potable water by tapping into nature's hydrologic cycle are unique and the result of 13 years of research and field testing. The Company intends to focus on the large US residential and office markets with machines that are approximately the size of a household water cooler that can create up to 8 gallons of water per day. The Company also believes that consumers will be very receptive to this product because no heavy water bottle exchange is required. Considering the aging of the general population, not having to struggle with heavy five gallon bottles is perceived to be an advantage over current water bottle machines. In addition, the Company also intends to market large, industrial water generators capable of producing up to 50,000 gallons per day. The large capacity units can be used in facilities such as military, industrial, commercial, humanitarian and disaster relief and irrigation water for greenhouse, horticultural systems. The Company believes that consumers are becoming more and more health conscious and concerned about water quality contaminants such as E-Coli, Campylobacter and Cryptosporidium. These concerns have lead to an increasing number of US consumers who are purchasing water treatment products.

We estimate our operational expenses during the next twelve months to be approximately $1,275,000. Professional fees of $100,000, management and administration and consulting contracts of $375,000, travel, marketing and distribution of $350,000 and inventory costs of $450,000.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies include revenue recognition and impairment of long-lived assets.

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

     Our independent auditor's report on our August 31, 2005 financial Statements, included in this Annual Report, states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

RECENT DEVELOPMENTS

     Please see Item 1 of this Annual Report for the discussion of our proposed operations going forward since August 31, 2005.

On October 12, 2005, we executed an Exclusive License Agreement with Wataire Industries, Inc., a Nevada corporation, for the entire United States of America covering certain processes and products relating to technology-based water generation and purification, all of which are the subject of pending patent applications (the "License Agreement"). The License Agreement is attached as an Exhibit to this Current Report. "Water generation and purification" means any product developed by Wataire, or with the assistance or at the direction of Wataire, whether developed prior to or subsequent to the date of the License Agreement, including any process for water generation and purification, any equipment for generating or purifying water, and any apparatus and methods which may be used by Wataire in its business of water generation and purification, provided that the licensed products do not include services performed in association with the water generation and purification technology. The license granted is perpetual, non-revocable, and assignable by the Registrant.

In consideration of the License Agreement, we issued to Wataire 15,000,000 shares of our Series C preferred stock, par value $0.001 per share. Each share of the Series C preferred stock received by Wataire is convertible into one share of the Registrant's common stock. Likewise, each share of the Series C preferred stock has voting rights equal to one share of the Registrant's common stock.

As a result of the agreement with Wataire, we agreed to elect a director to our Board of Directors proposed by Wataire. As of the date of this Annual Report, we have not yet elected such new director, but expect to do so in the near future.


OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-17.

                         INTERNATIONAL DEVELOPMENT CORP.
                    (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
                             (A NEVADA CORPORATION)
                                BUFFALO, NEW YORK


                      -----------------------------------
                                FINANCIAL REPORTS
                                       AT
                                 AUGUST 31, 2005
                      ===================================

INTERNATIONAL DEVELOPMENT CORP.
(FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


TABLE OF CONTENT
==============================================================================================

Report of Independent Registered Public Accounting Firm                            F - 1

Consolidated Balance Sheets at August 31, 2005 and 2004                            F - 2

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the
  Years Ended August 31, 2005 and 2004                                             F - 3

Consolidated Statements of Operations for the Years Ended
  August 31, 2005 and 2004                                                         F - 4

Consolidated Statements of Cash Flows for the Years Ended
  August 31, 2005 and 2004                                                     F - 5 - F - 6

Notes to Consolidated Financial Statements                                     F - 7 - F - 17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  and Stockholders
International Development Corp.
  (formerly Ozolutions Inc.) and Subsidiary
(A Nevada Corporation)
Buffalo, New York


     We have audited the accompanying consolidated balance sheets of International Development Corp. (formerly Ozolutions Inc.) and Subsidiary as of August 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended August 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming International Development Corp. (formerly Ozolutions Inc.) and Subsidiary will continue as a going concern. As discussed in Note G to the consolidated financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note G. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  October 20, 2005

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED BALANCE SHEETS
==========================================================================================

August 31,                                                            2005         2004
------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                       $       194   $       233
Accounts Receivable - Net of Allowance for Doubtful Accounts
                      of $180,995 and $177,042, Respectively         15,678        23,184
Inventory                                                           190,830       208,798
Prepaid Expenses and Deposits                                             -        40,000
------------------------------------------------------------------------------------------

TOTAL ASSETS                                                    $   206,702   $   272,215
==========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable                                                $    89,524   $    93,506
Deferred Revenue                                                      7,037         7,037
Due to Directors                                                    367,696       149,897
Due to Stockholder                                                  172,940       107,327
------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                   637,197       357,767
------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Common Stock:  $.001 Par; 800,000,000 and 50,000,000 Shares
               Authorized, respectively; 483,404,226 and
               34,904,226 Issued and Outstanding, respectively      483,404        34,904
Preferred Stock, Class A:  $.001 Par; 1,000,000 and -0- Shares
               Authorized, respectively; 100,000 and -0-
               Issued and Outstanding, respectively                     100             -
Preferred Stock, Class B:  $.001 Par; 5,000,000 and -0- Shares
               Authorized, respectively; 1,000,000 and -0-
               Outstanding, respectively                              1,000             -
Additional Paid-In Capital                                        2,226,923     1,890,364
Accumulated Deficit                                              (3,141,922)   (2,010,820)
------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                        (430,495)      (85,552)
------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $   206,702   $   272,215
==========================================================================================

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
==================================================================================================================================

                                                            PREFERRED STOCK
                                                      ----------------------------
                                          COMMON                                     ADDITIONAL                        TOTAL
                                           STOCK        CLASS A        CLASS B         PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                        ($0.001 PAR)  ($0.001 PAR)   ($0.001 PAR)      CAPITAL        DEFICIT     EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE - AUGUST 31, 2003              $     33,754   $          -   $           -  $ 1,752,975   $ (1,625,380)  $        161,349

Issuance of 825,000 Shares for
  Cash Consideration                            825              -               -       16,673              -             17,498
Issuance of 250,000 Shares as
  Consideration for
  Acquisition of Marketing Rights               250              -               -       14,750              -             15,000
Issuance of 75,000 Shares
  to Consultant
  in Exchange for Services                       75              -               -        2,425              -              2,500
Cancellation of Commitment for
  Purchase of Shares for
  Cancellation                                    -              -               -       81,699              -             81,699
Proceeds from Former Stock
  Purchase Agreement                              -              -               -       11,673              -             11,673
Capital Contribution -
  Interest Expense                                -              -               -       10,169              -             10,169
Net Loss                                          -              -               -            -       (385,440)          (385,440)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - AUGUST 31, 2004                    34,904              -               -    1,890,364     (2,010,820)           (85,552)

Issuance of 15,000,000 Shares for
  Cash Consideration                         15,000              -               -       10,000              -             25,000
Exchange of 15,000,000 Shares of
  Common Stock for
  1,000,000 Shares
  of Preferred Stock, Class A               (15,000)         1,000               -       14,000              -                  -
Return of 900,000 Shares for
  Cancellation                                    -           (900)              -          900              -                  -
Issuance of 1,000,000 Shares
  for Cash Consideration                          -              -           1,000            -              -              1,000
Commitment for Purchase of
  Shares for Cancellation                         -              -               -       (5,000)             -             (5,000)
Issuance of 9,500,000 Shares to
  Consultant in Exchange for Services         9,500              -               -       10,500              -             20,000
Issuance of 6,000,000 Shares for
  Payment of Accounts Payable                 6,000              -               -       (3,340)             -              2,660
Stock Options Granted -
  Compensation
  for Services Rendered                           -              -               -      108,014              -            108,014
Stock Options for 433,000,000
  Shares Exercised                          433,000              -               -      179,082              -            612,082
Capital Contribution - Interest
  Expense                                         -              -               -       22,403              -             22,403
Net Loss                                          -              -               -            -     (1,131,102)        (1,131,102)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - AUGUST 31, 2005              $    483,404   $        100   $       1,000  $ 2,226,923   $ (3,141,922)  $       (430,495)
==================================================================================================================================

                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED STATEMENTS OF OPERATIONS
==================================================================================

YEARS ENDED AUGUST 31,                                        2005         2004
----------------------------------------------------------------------------------

REVENUES, NET                                          $     16,115   $    22,950

Cost of Goods Sold                                           13,694        18,619
----------------------------------------------------------------------------------

GROSS PROFIT                                                  2,421         4,331
----------------------------------------------------------------------------------

EXPENSES
Bad Debts Expense                                            14,065       143,788
Consulting Fees                                             372,007        61,049
Marketing, Including Amortization of Marketing Rights       176,767        57,590
General and Administrative                                  243,400       117,175
Restructuring Charges                                       304,881             -
Interest Expense                                             22,403        10,169
----------------------------------------------------------------------------------

TOTAL EXPENSES                                            1,133,523       389,771
----------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR TAXES                          (1,131,102)     (385,440)

Provision for Taxes                                               -             -
----------------------------------------------------------------------------------

NET LOSS                                               $ (1,131,102)  $  (385,440)
==================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                       264,183,679    34,186,671

NET LOSS PER COMMON SHARE - BASIC AND DILUTED          $      (0.00)  $     (0.01)
==================================================================================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================

Years Ended August 31,                                       2005          2004
------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                               $(1,131,102)  $     (385,440)

NON-CASH ADJUSTMENTS:
Amortization of Marketing Rights                                 -           15,000
Bad Debts Expense                                           14,065          143,788
Interest on Directors/Stockholder Loans                     22,403           10,169
Shares Issued to Consultants                                20,000            2,500
Compensation Expense on Employee Stock Option Grants       108,014                -

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                         (6,559)          28,788
Inventory                                                   17,968          (26,435)
Prepaid Expenses and Deposits                               40,000           10,000
Deposits                                                         -           27,292
Accounts Payable                                            (1,322)          26,848
------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                  (916,533)        (147,490)
------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                             -                -
------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock                      25,000           17,498
Proceeds from Issuance of Preferred Stock, Class B           1,000                -
Proceeds from Former Stock Purchase Agreement                    -           11,673
Proceeds from Stock Options Exercised                      612,082                -
Payment for Purchase of Common Stock for Cancellation       (5,000)               -
Advances from Directors                                    446,684           68,936
Repayments to Directors                                   (228,885)          (1,337)
Advances from Stockholder                                  120,297           65,381
Repayments to Stockholder                                  (54,684)         (14,555)
------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                   916,494          147,596
------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        (39)             106

Cash and Cash Equivalents - Beginning of Year                  233              127
------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                $       194   $          233
====================================================================================
                                                                      - continued -

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
===========================================================================

Years Ended August 31,                                       2005    2004
---------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
===========================================================================

Interest Paid                                             $    -  $      -
Income Taxes Paid                                         $    -  $      -
===========================================================================


NON-CASH INVESTING AND FINANCING ACTIVITIES
===========================================================================

Issuance of Common Stock for Payment of Accounts Payable  $2,660  $      -
===========================================================================

Commitment for Purchase of Common Stock for Cancellation  $    -  $(81,699)
===========================================================================

Acquisition of Marketing Rights                           $    -  $ 15,000
Purchase Price Paid via Issuance of Common Stock               -   (15,000)
---------------------------------------------------------------------------

TOTAL CASH PAID FOR MARKETING RIGHTS                      $    -  $      -
===========================================================================

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE A -  THE  COMPANY
          International Development Corp. ("IDC") was formed on October 22, 2004 under the laws of the state of Nevada. On December 9, 2004, IDC merged with Ozolutions Inc., a Delaware Corporation, which was formed on January 10, 1996 as Unipak Process, Inc., with IDC as the surviving corporation. The Company's principal office is located in Buffalo, New York.

          On December 9, 2004, IDC amended the articles of incorporation to increase the authorized shares of common stock from 50,000,000 to 800,000,000, and authorized up to 100,000,000 shares of all classes of Preferred Stock.

          On December 9, 2004, the Company established a series of Preferred Stock, Class A, $0.001 Par Value. The Company is authorized to issue 1,000,000 shares of Preferred Stock, Class A, with each share carrying 200 to 1 voting rights and convertible into common stock on a 200 for 1 basis.

          In April 2005, the Company established a series of Preferred Stock, Class B, $0.001 Par Value. The Company is authorized to issue 5,000,000 shares, with each share carrying 500 to 1 voting rights and not convertible into common stock.

          PRINCIPLES  OF  CONSOLIDATION
          In January 2005, IDC formed a wholly-owned subsidiary, FreshWater Technologies, Inc., for the purpose of transferring the water related assets and business to a separate company so that IDC could concentrate its efforts on identifying and closing focused acquisitions, building IDC through steady planned growth.

          The consolidated financial statements include the accounts of International Development Corp. and its wholly-owned subsidiary, FreshWater Technologies, Inc. (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

          SCOPE  OF  BUSINESS
          The Company, through its wholly-owned subsidiary, is an international marketer and distributor of water purification systems using ultraviolet, ozone, and water activator technology. The markets the Company targets are Canada, the United States of America, Mexico, Costa Rica, Panama, and Peru.

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

                                                                   - continued -

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


NOTE B -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

          ACCOUNTS  RECEIVABLE  AND  ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS
          The Company extends credit to its customers in the normal course of business and collateral is generally not required for trade receivables. Exposure to credit risk is controlled through the use of credit approvals, credit limits and monitoring procedures. Accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of the past due account, and anticipated collections resulting from legal issues. An account is considered past due after ninety (90) days from the invoice date. Changes to the allowance for doubtful accounts are charged to expense and reduced by charge-offs, net of recoveries.

          INVENTORY
          Inventory consists of merchandise held for resale and is stated at the lower of cost or market using the first-in, first-out method.

          REVENUE  RECOGNITION
          Sales are recorded when products are shipped to customers and the customer's right of return has expired. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

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

                                                                   - continued -

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


NOTE B -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

          IMPAIRMENT  OF  LONG-LIVED  ASSETS
          The Company evaluates its long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

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

          In November 2000, the 8,000,000 shares of common stock were delivered to 1421209 Ontario Limited. The Company had an agreement to repurchase 6,000,000 of the 8,000,000 shares for $81,699. During August 2004, this agreement was canceled by both parties. In October 2004, the Company entered into an agreement with 1421209 Ontario Limited to repurchase 3,000,000 common shares for $25,000. The payment terms were a $10,000 non-refundable deposit upon acceptance of the agreement, with the balance of $15,000 due on or before February 1, 2005. The Company defaulted on the second installment, therefore the agreement was cancelled and 1421209 Ontario Limited retained ownership of the 3,000,000 shares.

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

                                                                   - continued -

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


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

NOTE D -  EQUITY  COMPENSATION  PLANS
          In December 2004, the Company established an Employee Stock Incentive Plan and a Non-Employee Directors and Consultants Retainer Stock Plan.

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

                                                                   - continued -

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


NOTE D -  EQUITY  COMPENSATION  PLANS  -  CONTINUED

          In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), to provide further guidance regarding the interaction of the provisions of SFAS 123R and certain SEC rules and regulations.

          During the year ended August 31, 2005, the Company granted stock options for 433,000,000 shares of common stock to employees as compensation for services rendered, under the Employee Stock Incentive Plan. In accordance with the provisions of SFAS 123R and SAB 107, the Company has recognized compensation expense of $108,014 during the year ended August 31, 2005, for the fair value of the options at the date of the grant using an appropriate option-pricing model. As of August 31, 2005, there were no outstanding options.

          During the year ended August 31, 2005, the Company issued 9,500,000 shares of common stock to a consultant for services rendered, valued at $20,000, under the Non-Employee Directors and Consultants Stock Plan.

NOTE E -  CONSULTING  AND  ADVISORY  AGREEMENTS
          On June 5, 2001, the Company entered into advisory agreements with the firms of David Michael LLC and Feng Shui Consulting, Inc. In June 2002, David Michael LLC and Feng Shui Consulting, Inc. filed a suit against the Company for breach of contract. The Company filed a counter claim and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction. In August 2004, the United States District Court for the State of Utah dismissed the case in its entirety with prejudice, with each party to bear its own costs and fees. As part of the dismissal, in September 2004, the Company paid $5,000 to repurchase the 800,000 common shares that were previously issued to the plaintiffs. As of August 31, 2005, the 800,000 shares have not been received by the Company for cancellation, therefore, the shares are still recorded as issued and outstanding.

          On January 11, 2002, the Company entered into a financial consulting and investment banking agreement with Chapman, Spira & Carson LLC ("Chapmam"). Chapman cancelled this agreement in June 2002.

          In June 2002, Chapman made a demand for arbitration through the American Arbitration Association as provided in the agreement claiming $50,000 in fees, plus nine percent interest, and 200,000 shares of the Company's common stock. In February 2003, the judge returned a verdict against Chapman and awarded the Company approximately $22,000 net of any Company legal fees. The amount has not been recorded in the accompanying consolidated financial statements as the Company is uncertain that the payment will be received. Chapman appealed to the New York State Supreme Court in 2004 and this appeal was dismissed. At the present time, Chapman has appealed to the Court of Appeals in New York.

                                                                   - continued -

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


NOTE E -  CONSULTING  AND  ADVISORY  AGREEMENTS  -  CONTINUED

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

          On October 1, 2004, the Company entered into a client service agreement with Alexander & Wade, Inc. and Francis A. Zubrowski ("Contractor") for a term of three months. The Contractor was to advise and assist in reviewing the Company's customer business portfolios and other business assets; to advise, assist, and provide business contacts to the Company for possible sale of products; and to advise, assist, and provide business management and infrastructure consulting services. The Company was to pay a monthly consulting fee of $15,000. This agreement was renewable on a month-to-month basis by agreement of both parties. On February 1, 2005, this agreement was renewed for a term of five months, with all other terms and provisions remaining unchanged. This renewed agreement was terminated in April 2005.

          On January 4, 2005, the Company entered into a client service agreement with Louis Shefsky ("Contractor") for a term of eight months. The Contractor was to assist the Company in identifying and researching potential acquisitions. The Company was to pay the Contractor $5,000 in cash or free trading Company common stock monthly. This agreement was terminated in April 2005.


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

          In July 2005, the Board of Directors authorized the issuance of 1,000,000 Class B Preferred Shares to Betty-Ann Harland in consideration of $1,000.

          On October 1, 2004, the Company entered into a client service agreement with Ameri-can Equipment Sales & Leasing Inc. ("Ameri-can"), a company 100% owned by the spouse of the Company's CEO, for a term of three months. Ameri-can is to advise, assist, and provide support for the restructuring and re-organization of the Company. The Company paid $150,000 for these services, in four monthly payments commencing in December 2004. This agreement is renewable on a month-to-month basis by agreement of both parties. As of August 31, 2005, this agreement has not been renewed since the expiration of the original term.

                                                                   - continued -

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


NOTE F -  RELATED  PARTY  TRANSACTIONS  -  CONTINUED

          Certain disbursements of the Company have been paid by two directors of the Company, therefore a Due to Directors account has been established. The balance at August 31, 2005 and 2004 was $367,696 and $149,897, respectively. The amount due is non-interest bearing and contains no formal repayment terms. The Company has imputed interest at the prime rate plus 1% and charged operations with an offsetting credit to additional paid-in capital.

          Certain disbursements of the Company have been paid by a stockholder, therefore a Due to Stockholder account has been established. The balance at August 31, 2005 and 2004 was $172,940 and $107,327
          respectively. The amount due is non-interest bearing and contains no formal repayment terms. The Company has imputed interest at the prime rate plus 1% and charged operations with an offsetting credit to additional paid-in capital.

          The Company used office space in a facility owned by a stockholder at no cost. The estimated fair rental of the office space is deemed immaterial to the consolidated financial statements.

          In October 2004, the Company entered into a consulting agreement with its Chief Executive Officer for a five year term, with annual compensation of $220,000.

          In October 2004, the Company entered into consulting agreements with its Chief Operating and Chief Financial Officers for three year terms, each with annual compensation of $100,000.

NOTE G -  GOING  CONCERN
          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $1,131,102 and $385,440 for the years ended August 31, 2005 and 2004, respectively. As a result, there is an accumulated deficit of $3,141,922 at August 31, 2005.

          The Company's continued existence is dependent upon its ability to raise capital and/or to successfully market and sell its products. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE H -  STOCK  OPTIONS
          Prior to the adoption of the Employee Stock Incentive Plan and Non-Employee Directors and Consultants Retainer Stock Plan in December 2004, the Company had a stock option plan under which it could have granted options to purchase shares of the Company's common stock.
          Options  vested  immediately  and  had  varying  expiration  dates.

                                                                   - continued -

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


NOTE H -  STOCK  OPTIONS  -  CONTINUED

          The  Company had elected to follow Accounting Principles Board Opinion
          (APBO) No. 25 and related interpretations in accounting for its stock-based compensation made to its employees under this plan. APBO No. 25 required no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price was equal to or less than the market value at the date of grant. However, APBO No. 25 required recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS
          No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, required recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. Stock options and awards made to directors, investors and consultants were subject to the provisions of SFAS No. 123.

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

          VENDORS
          During 2002, the Company granted stock options fo 500,000 shares of common stock to vendors in exchange for marketing rights. In accordance with SFAS No. 123, the Company recorded these marketing rights at $237,975 in 2002 which represents the fair value of the options at the date of grant using a Black Scholes option-pricing model. In September 2003 these options were mutually cancelled.

NOTE I -  INCOME  TAXES
          At August 31, 2005 and 2004, the Company had approximately $2,965,000 and $1,835,000 accumulated tax losses to apply against future taxable income. The net operating loss carry forwards begin to expire in 2011. The Company has fully reserved for any future tax benefits from the net operating loss carry forwards since it has not generated any net income to date. The Company has no other material deferred tax assets or liabilities for the periods presented.

NOTE J -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
          The fair value of cash and cash equivalents, accounts receivable, inventory, prepaid expenses, deposits, accounts payable, and deferred revenue approximated book value at August 31, 2005 and 2004 because their maturity is generally less than one year in duration.

          The fair value of due to directors and due to stockholder could not be obtained without incurring excessive costs as they have no readily determinable market price.

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


NOTE K -  PROPOSED  ACQUISITIONS
          In May 2002, the Company signed a letter of intent to acquire the assets of Electrical Systems in Engineering ("ESE"), an electrical parts distribution company. As proposed, the Company would have paid approximately $1,500,000 in cash to acquire the assets of ESE. Completion of this transaction was subject to a number of contingencies, including completion of due diligence review of the parties involved, negotiation of definitive agreements between the parties, and arranging for the financing required to pay the consideration for the assets to be acquired. This proposed acquisition was abandoned during 2005.

NOTE L -  RECENTLY  ISSUED  ACCOUNTING  STANDARDS
          In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

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

                                                                   - continued -

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


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

          - The Company paid a $50,000 commitment fee to secure the financing which U.S. Capital, Inc. expects to conclude in 2006. During the year ended August 31, 2004, $10,000 of this commitment fee was refunded to the Company.

          In May 2005, the Company wrote-off the balance of the commitment fee, as it appears U.S. Capital, Inc. will not be able to refund the fee if the financing is not completed.

NOTE N -  CONCENTRATIONS
          During the year ended August 31, 2005, the largest customer, a foreign corporation, accounted for 100% of net sales. The Company does not believe that they are dependent on the current customer base for future sales as we have agreements with several distributors.

          During the year ended August 31, 2004, the largest customer accounted for 86% of net sales. Also, 86% of net sales during the year ended August 31, 2004 were made to a foreign customer.

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

INTERNATIONAL DEVELOPMENT CORP.
  (FORMERLY OZOLUTIONS INC.) AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


NOTE O -  SUBSEQUENT  EVENTS
          On  September 29, 2005, the Board of Directors approved the following:
               1. Discretionary approval to implement a reverse stock split of the common stock on the basis of up to 1,000 to 1, pending stockholder approval.
               2. Discretionary approval for the FreshWater Technologies, Inc. Stock Purchase Agreement between the Company and Max Weissengruber, the Company's Chief Operations Officer, and
                    D. Brian Robertson, the Company's Chief Financial Officer. The Company will sell 100% of the outstanding stock of FreshWater Technologies, Inc. to Mr. Weissengruber and Mr. Robertson for a total purchase price of $60,210, pending stockholder approval. The purchase price will be paid through the forgiveness of debts owed to Mr. Weissengruber and Mr. Robertson by the Company. The fair market value of the liabilities of FreshWater Technologies, Inc. being assumed by Mr. Weissengruber and Mr. Robertson exceed the assets being sold to Mr. Weissengruber and Mr. Robertson by $134,532.
               3. Established a series of Preferred Stock, Class C, $0.001 Par Value. The Company is authorized to issue 15,000,000 shares, which are convertible into common stock on a one for one basis and carry one for one voting rights.

          On October 12, 2005, the Company entered into an Exclusive Licensing Agreement with Wataire Industries, Inc., an unrelated party, for the exclusive right to distribute and sell the technology-based water generation and purification products of Wataire Industries, Inc. in the United States of America. In consideration of the Exclusive Licensing Agreement, the Company issued 15,000,000 shares of Preferred Stock, Class C.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The ineffective controls and procedures resulted in our late filing of certain 8-K Forms for the sale of unregistered securities and were determined to be an isolated incident and had an immaterial effect on our Form 10-KSB Annual Report. Management has taken the necessary actions to revise the ineffective controls and procedures to prevent future failures, which was a direct result of a breakdown in communications on this matter.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 8B. OTHER INFORMATION.

     On April 7, 2005, we designated a class o Series B Preferred Stock. The series consists of 5,000,000 shares authorized. The shares of the Series B Preferred Stock shall not be convertible into shares of the Common Stock, Preferred Stock, or any other securities of the Company. On all matters submitted to a vote of the holders of the Common Stock, including, without limitation, the election of directors, a holder of shares of the Series B Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series B Preferred Stock held by such holder multiplied by 500. If no such record date is established, the date to be used for the determination of the stockholders entitled to vote on such matters shall be the date on which notice of the meeting of stockholders at which the vote is to be taken is marked, or the date any written consent of stockholders is solicited if the vote is not to be taken at a meeting. The holders of Series B Preferred Stock shall not vote as a separate class, but shall vote with the holders of the Common Stock. Except as otherwise may be provided by law, the holders of the Series B Preferred Stock shall be entitled to one vote on all matters submitted to the vote of the holders of the Preferred Stock.

     On October 6, 2005, we designated a Series C Preferred Stock. The series consists of 15,000,000 shares authorized. Each share of the Series C Preferred Stock may be converted into one share of our Common Stock. On all matters submitted to a vote of the holders of the Common Stock, including, without limitation, the election of directors, a holder of shares of the Series C Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series C Preferred Stock held by such holder multiplied by the number of shares of our Common Stock each such share of the Series C preferred stock shall then be convertible.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our  directors  and  executive  officers  are:

            NAME         AGE                 POSITION                  POSITION HELD SINCE
     ------------------  ---  ---------------------------------------  -------------------
     Betty-Ann Harland   53   Chairman, Chief Executive Officer, and          2004
                                             Director

     Max Weissengruber   67   President, Chief Operating Officer, and         2000
                                             Director

     D. Brian Robertson  63           Chief Financial Officer                 2004

     Douglas Robertson   67                  Director                         2001

     Richard Proulx      52                  Director                         2005

     Arthur N. Kelly     44                  Director                         2004

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

     Richard Proulx Richard Proulx has an extensive background in marketing and sales And presently is Director, Sales of Cash Acme, Canada, a division of Reliance Manufacturing. The Company is a world-wide, Australian based specialty water valve manufacturer Supplying its products to the commercial and residential building industry. Prior To joining Cash Acme Canada, Richard Proulx was North American Sales Manager for Reliance Manufacturing's product launch and North American distribution network. From 1998 to 2002,he was General Sales Manager of IIG specialties responsible for Introducing new industrial products to the North American market and managing US AND Canadian sales operations for existing product lines. From 1985 to 1997,Ricahrd Proulx was President and Founder of Terval Sales and Services, a prominent Plumbing and Heating manufacturer's sales agency in Toronto with $ 6 million In annual sales and 12 employees. He received his C.E.T. in Mechanical Building Sciences from St.Laurent College In 1974 and his diploma in Business Administration from Vanier College in 1976.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended August 31, 2005, our executive officers, directors and greater than 10 percent beneficial owners did not comply on a timely basis with all Section 16(a) filing requirements. Specifically, all of our officers and directors were late in the filing of the required forms.

COMMITTEES OF THE BOARD OF DIRECTORS

     Compensation Committee. Our board of directors has recently created a compensation committee. On April 13,2005 the Board of Directors appointed Douglas Robertson and Richard Proulx to the Compensation Committee with Douglas Robertson as Chair. The compensation committee will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. Our board adopted a written charter for the compensation committee. Since the compensation committee has been formed recently, there have been no meetings held to date.

     Audit Committee. Our board of directors has recently created an audit committee which will be directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. Our board adopted a written charter for the audit committee. The audit committee will review and evaluate our internal control functions. The Board of directors appointed Arthur Kelly and Douglas Robertson to the Audit Committee with Arthur Kelly as Chair.

     The members of the audit committee will be independent as defined under Rule 4200(a)(15) of the NASD's listing standards.

     Executive Committee. We do not have an executive committee, although our board of directors is authorized to create one.

     Nominating Committee. Our board of directors has recently created a nominating committee. No meetings have been held or members appointed. The functions to be performed by the nominating committee include selecting candidates to fill vacancies on the board of directors, reviewing the structure and composition of the board, and considering qualifications requisite for continuing board service. The nominating committee will consider candidates recommended by any of our stockholders. Any such recommendation for the 2006 Annual Meeting of Shareholders should be provided to our corporate secretary by December 31, 2005.

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

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions has been previously filed with the SEC.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 30 Denver Crescent, Suite 200, Toronto, Ontario, Canada M2J 1G8, telephone
(416)  490-0254,  or  fax  (416)  495-8625.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

Summary  Compensation  Table

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to International Development Corp. and our subsidiaries:

                                  Annual Compensation              Long Term Compensation
                             ----------------------------  -------------------------------------
                                                                     Awards             Payouts
                                                           ---------------------------  --------
                                                 Other                    Securities
                                                Annual     Restricted     Underlying              All Other
     Name and        Fiscal                   Compensati      Stock      Options/SARs     LTIP    Compensati
Principal Position    Year   Salary   Bonus       on        Award(s)         (#)        Payouts       on
-------------------  ------  -------  ------  -----------  -----------  --------------  --------  ----------
Betty-Ann Harland,    2005    $-0-     $-0-    $-251,667       -0-           $-0-         $-0-
Chairman, CEO         2004    $-0-     $-0-       N/A          -0-           $-0-         $-0-
and Director (1)      2003     N/A     N/A        N/A          N/A           N/A          N/A

Max Weissengruber,    2005    $-0-     $-0-    $-94,974        N/A           $-0-         $-0-
President, COO        2004    $-0-     $-0-      $-0-                        $-0-         $-0-
and Director (2)      2003     N/A     N/A      52,000                       N/A          N/A

D. Brian              2005    $-0-     $-0-    $-94,974        N/A           $-0-         $-0-
Robertson             2004    $-0-     $-0-       N/A                        $-0-         $-0-
CFO (3)               2003     N/A     N/A        N/A                        N/A          N/A

(1) Ms. Harland's employment contract commenced on October 1, 2004 as discussed below.
(2) Mr. Weissengruber's management contract commenced on October 1, 2004 as discussed below.
(3) Mr. Robertson's management contract commenced on October 1, 2004 as discussed below.

     The compensation program for executives at the Company consists of three key elements:

-    A  base  salary,

-    A  performance  bonus,  and

-    Periodic  grants  and/or  options  of  our  common  stock.

     Base Salary. The chief executive officer and all other senior executive officers receive compensation base on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by the chief executive officer. For fiscal 2005 no base salary compensation was paid to any of our executive officers.

     Performance Bonus. A portion of each officer's total annual compensation is in the form of a bonus. All bonus payments to officers must be approved by the compensation committee based on the individual officer's performance and company performance. For fiscal 2005 no bonus compensation was paid to any of our executive officers.

     Stock Incentive. Stock options are granted to executive officers based on their positions and individual performance. Stock options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers. The compensation committee considers the recommendations of the chief executive officer for stock option grants to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation. For fiscal 2005 no stock option grants where given to any of our executive officers.

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

- On October 1, 2004, we executed an agreement with Ameri-can Equipment Sales & Leasing, Inc., an affiliate of Ms. Harland, whereby Ameri-can agreed to advise, assist and provide support for our restructuring and re-organization. The duration of these services is to be from October 1, 2004 to December 31, 2004. We agreed to pay Ameri-can the sum of $150,000.00 in cash to be paid in four payments commencing December 10, 2004

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information regarding the beneficial ownership of all shares of our common stock as of the record date by:

- Each person who beneficially owns more than five percent of the outstanding shares of our common stock and preferred stock;

-    Each  of  our  directors;

-    Each  named  executive  officer;  and

-    All  directors  and  officers  as  a  group.

                                                                 COMMON SHARES BENEFICIALLY
                                                                 --------------------------
                                                                          OWNED (2)
                                                                          ---------
NAME OF BENEFICIAL OWNER (1)                                      NUMBER         PERCENT
----------------------------                                   ------------  ---------------
Betty-Ann Harland . . . . . . . . . . . . . . . . . . . . . .           -0-              -0-
Max Weissengruber . . . . . . . . . . . . . . . . . . . . . .           -0-              -0-
D. Brian Robertson (3). . . . . . . . . . . . . . . . . . . .     1,726,546            0.003
Douglas Robertson . . . . . . . . . . . . . . . . . . . . . .           -0-              -0-
Richard Proulx. . . . . . . . . . . . . . . . . . . . . . . .           -0-              -0-
Arthur N. Kelly . . . . . . . . . . . . . . . . . . . . . . .           -0-              -0-
                                                               ------------  ---------------
All directors and executive officers as a group (six persons)
                                                               ------------  ---------------

                                                               ------------  ---------------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,726,546            0.003
                                                               ============  ===============

                                                              PREFERRED SHARES BENEFICIALLY
                                                             -------------------------------
                                                                          OWNED
                                                                          -----
                                                                  NUMBER         PERCENT
                                                             ---------------  --------------
Betty-Ann Harland . . . . . . . . . . . . Class A preferred          100,000     100 percent
                  . . . . . . . . . . . . Class B preferred        1,000,000     100 percent

(1) Unless otherwise indicated, the address for each of these stockholders is c/o International Development Corp., 30 Denver Crescent, Suite 200, Toronto, Ontario, Canada M2J 1G8. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which she/he beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this Annual Report, there were issued and outstanding 483,404,226 shares of our common stock.

(3) Mr. Robertson owns directly 1,662,440 shares of our common stock and his wife, Margaret Robertson, owns 164,106 shares of our common stock

     Other than as stated herein, there are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of International Development Corp.

     Other than as stated herein, there are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

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

     On October 12, 2004, 1421209 Ontario Limited granted to us an option to redeem 3,000,000 shares of our common stock, which are currently held in escrow, for a total sum of $25,000.00, payable in two installments. The first installment of $10,000 was paid by us on October 12, 2004, and the balance of $15,000.00 was due on or before February 1, 2005.The second installment of $15,000.00 was not paid and our option to redeem the 3,000,000 shares of our common stock terminated.

     In January 2005 the 15,000,000 common shares were exchanged for 1,000,000 Class A Preferred Shares. In July 2005, the Board of Directors approved the surrendering and cancellation of 900,000 Class A Preferred Shares held by Betty-Ann Harland. In July,2005, the Board of Directors authorized the issuance of 1,000,000 Class B Preferred Shares to Betty-Ann Harland in consideration of $1,000 and the surrendered 900,000 Class A preferred shares.

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

SALE OF FRESHWATER TECHNOLOGIES, INC.

On November 24, 2005, International Development Corp., as the sole stockholder of Freshwater Technologies, Inc., agreed to sell Freshwater Technologies, Inc. to Max Weissengruber and D. Brian Robertson, two of our officers. Mr. Weissengruber is also one of our directors. The purchase price shall be $60,210.33 to be paid at the Closing as follows:
(a) The sum of $32,482.51 shall be paid in the form of forgiveness of debt for compensation by International Development Corp. to Mr. Weissengruber, as well as the termination of his employment agreement with International Development Corp. to be evidenced by a Release.
(b) The sum of $27,727.82 shall be paid in the form of forgiveness of debt for compensation owing by International Development Corp. to Mr. Robertson, as well as the termination of his employment agreement with International Development Corp., to be evidenced by a Release.

The sale must be approved by the shareholders of International Development Corp. before it becomes effective. A meeting of the shareholders will be held in the near future.

ITEM 13. EXHIBITS.

EXHIBIT NO.  IDENTIFICATION OF EXHIBIT          THIS SECTION WILL NEED UPDATING!
-----------  -------------------------
       2.1*  Plan and Agreement of Merger Between Ozolutions, Inc. and
             International Development Corp. dated October 25, 2004 and filed with Definitive Proxy Statement dated November 19, 2004.
       2.4*  Certificate of Designation for the Series A Preferred Stock, filed with Nevada Secretary of State on November 9, 2004.
       2.5*  Certificate of Designation for the Series B Preferred Stock, filed with Nevada Secretary of State on April 7, 2005.
       2.6*  Certificate of Designation for the Series C Preferred Stock, filed with Nevada Secretary of State on October 6, 2005.
       3.1*  Certificate of Incorporation of Ozolutions, Inc. filed on January
             10, 1996 with the State of Delaware.
       3.2*  Articles of Incorporation of International Development Corp. filed on November 9, 2004 with the State of Nevada.
      3.19*  Bylaws of International Development Corp.
      3.21*  Articles of Merger filed with the Delaware Secretary of State on
             December 9, 2004.
      3.22*  Articles of Merger filed with the Nevada Secretary of State on
             December 9, 2004.
      10.1*  Private Placement Agreement between Ozolutions, Inc., now
             International Development Corp., and Betty-Ann Harland dated
             September 23, 2004.
      10.2*  Charter of Compensation Committee dated November 15, 2004.
      10.3*  Charter of Audit Committee dated November 15, 2004.


      10.4*  Consulting Agreement dated October 1, 2004 with Betty-Ann Harland, filed with the Form 10-KSB for the period ended August 31, 2004.
      10.5*  Employment Agreement dated October 1, 2004 with Max Weissengruber filed with the Form 10-KSB for the period ended August 31, 2004.
      10.6*  Employment Agreement dated October 1, 2004 with D. Brian Robertson filed with the Form 10-KSB for the period ended August 31, 2004.
      10.7*  Consulting Agreement dated October 1, 2004 with Ameri-can Equipment
             Sales & Leasing, Inc, filed with the Form 10-KSB for the period ended August 31, 2004.
      10.8*  Consulting Agreement dated October 1, 2004 with Alexander & Wade,
             Inc. filed with the Form 10-KSB for the period ended August 31,
             2004.
      10.9*  Independent Client Service Agreement between the Company and Louis
             Shefsky, dated January 4, 2005.
     10.10*  Amended Independent Client Service Agreement between the Company and Francis Zubrowski, dated January 1, 2005.
     10.11*  Employment Agreement between FreshWater Technologies, Inc., the
             Company's wholly-owned subsidiary, and Robert Glassen, dated
             March 15, 2005.
     10.12*  Exclusive License Agreement with Wataire Industries, Inc. dated
             October  12,  2005
        14*  Code of Ethics.
     31.1**  Certification of Betty-Ann Harland, Chief Executive Officer of
             International Development Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
     31.2**  Certification of D. Brian Robertson, Chief Financial Officer of
             International Development Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
     32.1**  Certification of Betty-Ann Harland, Chief Executive Officer of
             International Development Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
     32.2**  Certification of D. Brian Robertson, Chief Financial Officer of
             International Development Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

_______________

*     Previously  Filed
**    Filed  Herewith


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT  FEES

     The aggregate fees billed by Rotenberg & Co., LLP for professional services rendered for the audit of our annual financial statements for fiscal years ended August 31, 2005 and 2004 were $25,000 and $36,556, respectively.

AUDIT-RELATED  FEES

     The aggregate audit-related fees billed by Rotenberg & Co., LLP for professional services rendered for the audit of our annual financial statements for fiscal years ended August 31, 2005 and 2004 were $1,653 and $-0-, respectively.

TAX  FEES

     The aggregate tax fees billed by Rotenberg & Co., LLP for professional services rendered for tax services for fiscal years ended August 31, 2005 and 2004 were $2,000 and $2,095, respectively.

ALL OTHER FEES

     There were no other fees billed by Rotenberg & Co., LLP for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERNATIONAL DEVELOPMENT CORP.

Date: November 29, 2005.

                                       By  /s/  Betty-Ann  Harland
                                         ---------------------------------------
                                           Betty-Ann  Harland,
                                           Chief  Executive Officer and Director


                                       By  /s/  D. Brian Robertson
                                         ---------------------------------------
                                           D. Brian Robertson,
                                           Chief  Financial Officer


                                       By  /s/  Max Weissengruber
                                         ---------------------------------------
                                           Max Weissengruber,
                                           Director



                                       By  /s/  Arthur Kelly
                                         ---------------------------------------
                                           Arthur Kelly,
                                           Director