Form 10KSB/A
period 2004-08-31
International Development Corp
filed 2006-01-06
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 3

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Statements in this Form 10-KSB Annual Report may be "forward-looking Statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

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

     The net loss for the year ended August 31,2004 was $385,000 compared to a net loss of $608,000 for the year ended August 31, 2003. Expenses for the year ended August 31,2004 decreased $ 90,000 due to a reduction in consulting fees of $77,000 and marketing expenses of $94,000 offset by an increase in bad debts of $81,000. During fiscal 2004 the Company made a concentrated effort to cut as much as possible its use of public relation and marketing consultants.

     In addition there was no expense for the writing-off of the loss on impairment of marketing rights for the year ended August 31,2004 compared to a $171,000 write-off for the year ended August 31,2004.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The ineffective controls and procedures resulted in our incorrectly stating that we had terminated our water purification business, and were determined to be an isolated incident and had an immaterial effect on our Form 10-KSB Annual Report, as amended. Further, we failed to report in a timely manner sales of our unregistered securities. Management has taken the necessary actions to revise the ineffective controls and procedures to prevent future failures, which was a direct result of a breakdown in communications on this isolated matter.

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