Form 10QSB
period 2005-11-30
International Development Corp
filed 2006-01-17
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2005.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-31343


                         INTERNATIONAL DEVELOPMENT CORP.
                 (Name of small business issuer in its charter)

                  NEVADA                                    36-4567500
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

      534 DELAWARE AVENUE, SUITE 412                          14202
             BUFFALO, NEW YORK                              (Zip Code)
 (Address of principal executive offices)

                                 (416) 490-0254
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 13, 2005, the issuer had 483,404,226 shares of its common stock issued and outstanding.

     Transitional  Small Business Disclosure Format (check one): Yes [_] No  [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item 1.  Financial Statements (Unaudited). . . . . . . . . . . . . . . . . . . .  2
Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . . . .  2
Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . .  5
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . .  5
Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds . . . . . .  5
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . .  5
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . .  5
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .  6
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. . . . .
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. . . . .
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. . . . .
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. . . . .

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS.

     The financial statements and related notes are included as part of this Quarterly Report as indexed in the appendix on page F-1 through F-6.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking." Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

     Additionally, the following discussion regarding our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the consolidated financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended August 31, 2005.

RESULTS OF OPERATIONS

     For the three months ended November 30, 2005 and 2004, we had no sales. The net income for the three months ended November 30, 2005 was $95,605 compared to a net loss of $329,775 for the three months ended November 30, 2004.

     Subsequent to the year ended August 31, 2005, we finalized the sale of the assets and liabilities of our subsidiary, Freshwater Technologies, Inc. to Max Weissengruber, our chief operations officer and a director, and D. Brian Robertson, our chief financial officer, based on our audited financials at August 31, 2005. This resulted in a gain on the sale of the assets and liabilities of Freshwater Technologies, Inc. during the current first quarter of $194,742. Additionally, the remainder of Messrs. Weissengruber's and Robertson's consulting contracts were mutually cancelled as of August 31, 2005 with no resulting penalties to International Development Corp.

     Expenses have decreased by $231,000 for the first three months of our current fiscal year from $330,000 for the three months ended November 30, 2004 to $99,000 for the three months ended November 30, 2005. The decrease can be directly attributed to the reorganization costs during the year ended August 31, 2005, including costs relating to the development of new marketing strategies and discussions regarding the reorganization of the corporation, that were not incurred in the current year.

     On October 12, 2005, we entered into an Exclusive Licensing Agreement with Wataire Industries, Inc., an unrelated party, for the exclusive right to distribute and sell the technology-based water generation and purification products of Wataire Industries, Inc. in the United States of America, for an indefinite period. In consideration of the Exclusive Licensing Agreement, we issued 15,000,000 shares of our Series C preferred stock valued at $15,000.

LIQUIDITY AND CAPITAL RESOURCES

     Our operations used little cash during the three months ended November 30, 2005, as the main impetus was on the sale of the assets and liabilities of our subsidiary, Freshwater Technologies, Inc., and the formulation of our marketing plan for the sale and distribution of the technology-based water generation and purification products of Wataire Industries, Inc.

     We estimate our business operational expenses during the next 12 months will be approximately $1.3 million.

     As discussed by our accountants in the unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB, our revenues are currently insufficient to cover our costs and expenses.

     Directors and shareholders continue to provide us the funds needed to continue our development and operations. To the extent our revenue shortfall exceeds the willingness and ability of our directors and shareholders and the selling of our shares to continue providing us the funds needed, we anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     We anticipate that our current financing strategy of private debt, including additional funds from our directors and existing stockholders, and equity offerings will meet our anticipated objectives and business operations for the next 12 months. We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     Our independent accountants' review report on our November 30, 2005 unaudited consolidated financial statements states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

APPLICATION OF CRITIAL ACCOUNTING POLICIES

     Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies include revenue recognition, impairment of marketing rights and accounting for stock-based compensation.

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

RECENT DEVELOPMENTS

     On  September  29,  2005,  our  board  of directors approved the following:

     - Discretionary approval to implement a reverse stock split of our common stock on the basis of up to one for 1,000, pending stockholder approval. However, on January 6, 2006, our board of directors changed the proposed reverse split to a definite reverse split of the issued and outstanding shares of our common stock on the basis of one post-consolidation share for each 1,000 pre-consolidation shares to occur immediately. The reverse split will occur once our shareholders approve the proposal at a meeting scheduled for February 7, 2006.

     - Discretionary approval of the Freshwater Technologies, Inc. Stock Purchase Agreement between International Development Corp. and Max Weissengruber, our chief operations officer and a director, and D. Brian Robertson, our chief financial officer. We proposed to sell 100 percent of the outstanding stock of Freshwater Technologies, Inc. to Messrs. Weissengruber and Robertson for a total purchase price of $60,211, pending stockholder approval. The purchase price was to be paid through the forgiveness of debts owed to Messrs. Weissengruber and Robertson by International Development Corp. and the fair market value of the liabilities of Freshwater Technologies, Inc. to be assumed by Messrs. Weissengruber and Robertson would have exceeded the assets to be sold to them by $134,531. On January 6, 2006, we and Messrs. Weissengruber and Robertson changed our agreement to reflect that only certain assets of Freshwater would be sold and that Messrs. Weissengruber and Robertson would assume certain liabilities and forgive debts owed by Freshwater and International Development Corp. to them. As a result, Freshwater would continue as a wholly-owned subsidiary of International Development Corp. In addition, we sold the Freshwater name to Messrs. Weissengruber and Robertson and agreed to change the name of Freshwater. The agreements were all effective as of October 1, 2005.

     - Established a Series C preferred stock, $0.001 par value. We are authorized to issue 15,000,000 shares, which are convertible into common stock on a one for one basis and carry one for one voting rights. On October 12, 2005, we entered into an Exclusive Licensing Agreement with Wataire Industries, Inc., an unrelated party, for the exclusive right to distribute and sell the technology-based water generation and purification products of Wataire Industries, Inc. in the United States of America. In consideration of the Exclusive Licensing Agreement, we issued 15,000,000 shares of our Series C preferred stock, valued at $15,000.

     On  January  6,  2006,  our  board  of  directors  approved  the following:

     - A grant of discretionary authority to our board of directors to implement a reverse split of the issued and outstanding shares of our common stock on the basis of one post-consolidation share for each 1,000 pre-consolidation shares to occur immediately, as discussed above.

     - An amendment to our Articles of Incorporation to provide for the creation of a second series of common stock to be known as "Series B Common Stock." The authorization for a new series of common stock will occur once our shareholders approve the proposal at a meeting scheduled for February 7, 2006.

     - An amendment to our Articles of Incorporation to provide for the change in our corporate name from International Development Corp. to Global Wataire, Inc. The change of name will occur once our shareholders approve the proposal at a meeting scheduled for February 7, 2006.

     - Rescinding a written consent of directors at a meeting on December 12, 2005 appointing Max Weissengruber, Douglas Robertson and D. Brian Robertson as directors of Freshwater Technologies, Inc.

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

ITEM 2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

     In consideration of the Exclusive License Agreement with Wataire Industries, Inc., on October 12, 2005, we issued to Wataire 15,000,000 shares of our Series C preferred stock, par value $0.001 per share. Each share of the Series C preferred stock received by Wataire is convertible into one share of our common stock. Likewise, each share of the Series C preferred stock has voting rights equal to one share of our common stock. On October 21, 2005 we filed a Form 8-K with respect to the unregistered sale of our securities to Wataire Industries, Inc.

     There were no proceeds received as a result of the issuance of the shares of our Series C preferred stock.

     All of our shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. All of the investors took their securities for investment purposes without a view to distribution and had access to information concerning International Development Corp. and our business prospects, as required by the Securities Act.

     In addition, there was no general solicitation or advertising for the purchase of our shares. The securities were sold only to persons with whom we had a direct personal preexisting relationship, and after a thorough discussion.

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

     None.

ITEM 5.  OTHER  INFORMATION.

     None.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

    (a)  Exhibits.

EXHIBIT
-------
  NO.                                 IDENTIFICATION OF EXHIBIT
-------                               -------------------------
  2.1*   Certificate of Designation for Series B preferred stock filed April 7, 2005.
  2.2*   Certificate of Designation for Series C preferred stock filed October 6, 2005.
  10.1*  Exclusive License Agreement with Wataire Industries, Inc. dated October 12, 2005.
 31.1**  Certification of Betty-Ann Harland, President and Chief Executive Officer of International Development
         Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
         2002.
 31.2**  Certification of D. Brian Robertson, Chief Financial Officer of International Development Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
 32.1**  Certification of Betty-Ann Harland, Chief Executive Officer of International Development Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
 32.2**  Certification of D. Brian Robertson, Chief Financial Officer of International Development Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

__________
*     Previously  filed.
**    Filed  herewith.

(b)  Reports  on  Form  8-K.

     - On October 11, 2005, we filed a Form 8-K for the unregistered sale of our securities on July 11, 2005 with respect to Betty-Ann Harland.

     - On October 21, 2005 we filed a Form 8-K for the exclusive Licensing Agreement with Wataire Industries, Inc. dated October 12, 2005, for the unregistered sale of our securities to Wataire Industries, Inc.

     - On November 29, 2005 we filed a Form 8-K for the Certificate of Designation for Series B preferred stock and the Certificate of Designation for Series C preferred stock.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated  January  13,  2006.

                                        INTERNATIONAL DEVELOPMENT CORP.


                                        By /s/ Betty-Ann Harland
                                           -------------------------------------
                                           Betty-Ann Harland,
                                           Chief Executive Officer


                                        By /s/ D. Brian Robertson
                                           -------------------------------------
                                           D. Brian Robertson,
                                           Chief Financial Officer

                         INTERNATIONAL DEVELOPMENT CORP.
                                 AND SUBSIDIARY
                             (A NEVADA CORPORATION)
                                BUFFALO, NEW YORK



                         -------------------------------
                                FINANCIAL REPORTS
                                       AT
                                NOVEMBER 30, 2005
                         ===============================

INTERNATIONAL DEVELOPMENT CORP.
  AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK

TABLE OF CONTENTS
================================================================================


  Consolidated Balance Sheets at November 30, 2005 (Unaudited)
    and August 31, 2005                                                     1

  Consolidated Statements of Operations for the Three Months Ended
    November 30, 2005 and 2004 (Unaudited)                                  2

  Consolidated Statements of Cash Flows for the Three Months Ended
    November 30, 2005 and 2004(Unaudited)                                  3-4

  Notes to Consolidated Financial Statements                               5-6

INTERNATIONAL DEVELOPMENT CORP.
  AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK

CONSOLIDATED BALANCE SHEETS
======================================================================================================

                                                                           (UNAUDITED)
                                                                           NOVEMBER 30,    August 31,
                                                                               2005           2005
------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                                 $          60   $       194
Accounts Receivable - Net of Allowance for Doubtful Accounts                          -        15,678
Inventory                                                                             -       190,830
------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                 60       206,702

OTHER ASSETS
Marketing Rights                                                                 15,000             -
------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                              $      15,060   $   206,702
======================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable                                                          $      64,141   $    89,524
Deferred Revenue                                                                      -         7,037
Due to Directors                                                                265,892       367,696
Due to Stockholder                                                                    -       172,940
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                               330,033       637,197
------------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Common Stock:  $.001 Par; 800,000,000 Shares Authorized;
               483,404,226 Issued and Outstanding                               483,404       483,404
Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
                 100,000 Issued and Outstanding                                     100           100
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
                 1,000,000 Issued and Outstanding                                 1,000         1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 and -0- Shares
                 Authorized, respectively; 15,000,000 and -0-
                 Issued and Outstanding, respectively.                           15,000             -
Additional Paid-In Capital                                                    2,231,840     2,226,923
Accumulated Deficit                                                          (3,046,317)   (3,141,922)
------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                    (314,973)     (430,495)
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $      15,060   $   206,702
======================================================================================================

               The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT CORP.
  AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
======================================================================================

Three Months Ended November 30,                                2005           2004
--------------------------------------------------------------------------------------

REVENUES, NET                                              $          -   $         -

Cost of Goods Sold                                                    -             -
--------------------------------------------------------------------------------------

GROSS PROFIT                                                          -             -
--------------------------------------------------------------------------------------

EXPENSES
Consulting Fees                                                  58,000        60,335
Marketing, Including Amortization of Marketing Rights                 -        10,520
General and Administrative                                       36,220        40,940
Restructuring Charges                                                 -       214,168
Interest Expense                                                  4,917         3,812
--------------------------------------------------------------------------------------

TOTAL EXPENSES                                                   99,137       329,775
--------------------------------------------------------------------------------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR TAXES                 (99,137)     (329,775)

Provision for Taxes                                                   -             -
--------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                            (99,137)     (329,775)

DISCONTINUED OPERATIONS
Gain from Sale of Net Assets of Subsidiary, Net of Taxes        194,742             -
--------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                           $     95,605   $  (329,775)
======================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                           483,404,226    45,732,797

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND
DILUTED                                                    $       0.00   $     (0.01)
======================================================================================

     The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT CORP.
  AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
=========================================================================

Three Months Ended November 30,                       2005        2004
-------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS) FOR THE PERIOD                   $  95,605   $(329,775)

NON-CASH ADJUSTMENTS:
Gain on Sale of Net Assets of Subsidiary            (194,742)          -
Interest on Directors/Stockholder Loans                4,917       3,812

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                        -         240
Inventory                                                  -           -
Prepaid Expenses                                           -     (10,000)
Accounts Payable                                      (9,926)    163,656
-------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES            (104,146)   (172,067)
-------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                       -           -
-------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock                     -      25,000
Repurchase of Common Stock for Cancellation                -      (5,000)
Advances from Directors                              104,012     162,810
Repayments to Directors                                    -     (26,400)
Advances from Stockholder                                  -      24,713
Repayments to Stockholder                                  -      (9,204)
-------------------------------------------------------------------------

NET CASH FLOW FROM FINANCING ACTIVITIES              104,012     171,919
-------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (134)       (148)

Cash and Cash Equivalents - Beginning of Period          194         233
-------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD          $      60   $      85
=========================================================================


SUPPLEMENTAL DISCLOSURES
Interest Paid                                      $       -   $       -
Income Taxes Paid                                  $       -   $       -
=========================================================================

                                                               -continued-


The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT CORP.
  AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
==================================================================================

Three Months Ended November 30,                                     2005     2004
----------------------------------------------------------------------------------


NON-CASH INVESTING AND FINANCING ACTIVITIES
==================================================================================

ACQUISITION OF MARKETING RIGHTS VIA ISSUANCE OF PREFERRED STOCK  $  15,000   $   -

ASSETS AND LIABILITIES TRANSFERRED TO RELATED PARTIES IN
  CONNECTION WITH SALE OF NET ASSETS OF SUBSIDIARY:
Accounts Receivable                                              $  15,678   $   -
Inventory                                                        $ 190,830   $   -
Accounts Payable                                                 $ (15,457)  $   -
Deferred Revenue                                                 $  (7,037)  $   -
Due to Directors                                                 $(173,333)  $   -
Due to Stockholder                                               $(145,212)  $   -

SALE OF NET ASSETS OF SUBSIDIARY PAID VIA FORGIVENESS OF
  LIABILITIES:
Due to Directors                                                 $ (32,483)  $   -
Due to Stockholder                                               $ (27,728)  $   -
==================================================================================

     The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT CORP.
  AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
================================================================================


NOTE A -  BASIS  OF  PRESENTATION
          The condensed consolidated financial statements of International Development Corp. and Subsidiary (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB Annual Report, and other reports filed with the SEC.

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

NOTE B -  DISCONTINUED  OPERATIONS
          On January 6, 2006, the Board of Directors approved the Asset Sales Agreement between the Company and Max Weissengruber, the Company's Chief Operations Officer, and D. Brian Robertson, the Company's Chief Financial Officer. The Asset Sales Agreement replaces the Stock Purchase Agreement that had been previously approved on September 29, 2005, but was subsequently rescinded on January 6, 2006. The Company sold 100% of the assets and liabilities of FreshWater Technologies, Inc. to Mr. Weissengruber and Mr. Robertson for a total purchase price of $60,211. The purchase price was paid through the forgiveness of debts owed to Mr. Weissengruber and Mr. Robertson by the Company. The fair market value of the liabilities of FreshWater Technologies, Inc. being assumed by Mr. Weissengruber and Mr. Robertson exceed the assets being sold to Mr. Weissengruber and Mr. Robertson by $134,531. As a result of this sale, the Company has no revenue generating operations at this time.

NOTE C -  MARKETING  RIGHTS
          On October 12, 2005, the Company entered into an Exclusive Licensing Agreement with Wataire Industries, Inc., an unrelated party, for the exclusive right to distribute and sell the technology-based water generation and purification products of Wataire Industries, Inc. in the United States of America, for an indefinite period. In consideration of the Exclusive Licensing Agreement, the Company issued 15,000,000 shares of Preferred Stock, Class C, valued at $15,000.

INTERNATIONAL DEVELOPMENT CORP.
  AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
================================================================================


NOTE D -  GOING  CONCERN
          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $3,046,317 at November 30, 2005.

          The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell the Wataire Industries, Inc.'s products. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE E -  SUBSEQUENT  EVENTS
          On  January  6,  2006,  the Board of Directors approved the following:
               1. A grant of discretionary authority to implement a reverse split of the issued and outstanding shares of our common stock on the basis of one post-consolidation share for each 1,000 pre-consolidation shares to occur immediately, pending stockholder approval.
               2. An amendment to our Articles of Incorporation to provide for the creation of a second series of common stock to be known as "Series B Common Stock".
               3. An amendment to our Articles of Incorporation to provide for the change in our corporate name from International Development Corp. to Global Wataire Inc.