Form 10QSB
period 2006-02-28
International Development Corp
filed 2006-04-12
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2006.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 7, 2006, the issuer had 483,404,226 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_] No  [X]

                                TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .  2
Item 1.  Financial Statements (Unaudited). . . . . . . . . . . . . . . . .  2
Item 2.  Management's Discussion and Analysis or Plan of Operation . . . .  2
Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . .  5
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .  5
Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  5
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds . . .  5
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .  5
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .  5
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .  6
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  6
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
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

RESULTS OF OPERATIONS

     For the six months ended February 28, 2006 and 2005, we had no sales. The net loss for the six months ended February 28, 2006 was $26,593 compared to a net loss of $683,664 for the six months ended February 28, 2005.

     Subsequent to our fiscal year ended August 31, 2005, we finalized the sale of the assets and liabilities of our subsidiary, Freshwater Technologies, Inc. to Max Weissengruber, our chief operations officer and a director, and D. Brian Robertson, our former chief financial officer, based on our audited financials at August 31, 2005, with an effective date of October 1, 2005. This resulted in a gain on the sale of the assets and liabilities of Freshwater Technologies, Inc. of $194,742. Additionally, the remainder of Messrs. Weissengruber's and Robertson's consulting contracts were mutually cancelled as of August 31, 2005 with no resulting penalties to International Development Corp.

     Expenses have decreased by $462,000 for the first six months of our current fiscal year from $683,000 for the six months ended February 28, 2005 to $221,000 for the six months ended February 28, 2006. The decrease can be directly attributed to the reorganization costs during the fiscal year ended August 31, 2005, including costs relating to the development of new marketing strategies and discussions regarding the reorganization of the corporation, that were not incurred in the current year.

     On October 12, 2005, we entered into an Exclusive Licensing Agreement with Wataire Industries, Inc., an unrelated party, for the exclusive right to distribute and sell the technology-based water generation and purification products of Wataire Industries, Inc. in the United States of America, for an indefinite period. In consideration of the Exclusive Licensing Agreement, we issued 15,000,000 shares of our Series C preferred stock valued at $15,000. We anticipate to begin recognizing revenue under this licensing agreement before the close of the August 31, 2006 fiscal year.

     For the three months ended February 28, 2006 and 2005, we had no sales. The net loss for the three months ended February 28, 2006 was $122,198 compared to a net loss of $353,889 for the three months ended February 28, 2005.

Expenses have decreased by $232,000 from $354,000 for the three months ended February 28, 2005 to $122,000 for the three months ended February 28, 2006. The decrease can be directly attributed to the reorganization costs during the fiscal year ended August 31,2005, including costs relating to the development of new marketing strategies and discussions regarding the reorganization of the corporation, that were not incurred in the current year.

LIQUIDITY AND CAPITAL RESOURCES

     Our operations used $175,000 of cash, which was advanced by a Director during the six months ended February 28, 2006. The Company's main impetus was on the sale of the assets and liabilities of our subsidiary, Freshwater Technologies, Inc., and the formulation of our marketing plan for the sale and distribution of the technology-based water generation and purification products of Wataire Industries, Inc.

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

     Our independent accountants' review report on our February 28, 2006 unaudited consolidated financial statements states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

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

RECENT DEVELOPMENTS

     On  September  29,  2005,  our  board  of directors approved the following:

     - Discretionary approval to implement a reverse stock split of our common stock on the basis of up to one for 1,000, pending stockholder approval. However, on January 6, 2006, our board of directors changed the proposed reverse split to a definite reverse split of the issued and outstanding shares of our common stock on the basis of one post-consolidation share for each 1,000 pre-consolidation shares to occur immediately. The reverse split will occur once our shareholders approve the proposal at a meeting scheduled for April 13, 2006.

     - Discretionary approval of the Freshwater Technologies, Inc. Stock Purchase Agreement between International Development Corp. and Max Weissengruber, our chief operations officer and a director, and D. Brian Robertson, our then chief financial officer. We proposed to sell 100 percent of the outstanding stock of Freshwater Technologies, Inc. to Messrs. Weissengruber and Robertson for a total purchase price of $60,211, pending stockholder approval. The purchase price was to be paid through the forgiveness of debts owed to Messrs. Weissengruber and Robertson by International Development Corp. The fair market value of the liabilities of Freshwater Technologies, Inc. to be assumed by Messrs. Weissengruber and Robertson would have exceeded the assets to be sold to them by $134,531. On January 6, 2006, we and Messrs. Weissengruber and Robertson changed our agreement to reflect that only certain assets of Freshwater would be sold and that Messrs. Weissengruber and Robertson would assume certain liabilities and forgive debts owed by Freshwater and International Development Corp. to them. As a result, Freshwater would continue as a wholly-owned subsidiary of International Development Corp. In addition, we sold the Freshwater name to Messrs. Weissengruber and Robertson and agreed to change the name of Freshwater. The agreements were all effective as of October 1, 2005.

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

     - An amendment to our Articles of Incorporation to provide for the creation of a second series of common stock to be known as "Series B Common Stock." The authorization for a new series of common stock will occur once our shareholders approve the proposal at a meeting scheduled for April 13, 2006.

     - An amendment to our Articles of Incorporation to provide for the change in our corporate name from International Development Corp. to Global Wataire, Inc. The change of name will occur once our shareholders approve the proposal at a meeting scheduled for April 13, 2006.

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

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM 5.  OTHER  INFORMATION.

     None.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

    (a)  Exhibits.

 NO.                                   IDENTIFICATION OF EXHIBIT
------                                 -------------------------
   2.1*   Certificate of Designation for Series B preferred stock filed April 7, 2005.
   2.2*   Certificate of Designation for Series C preferred stock filed October 6, 2005.
  10.1*   Exclusive License Agreement with Wataire Industries, Inc. dated October 12, 2005.
  31.1**  Certification of Betty-Ann Harland, Chief Executive Officer of International Development
          Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
  31.2**  Certification of Betty-Ann Harland , Principal Financial Officer of International Development Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
  32.1**  Certification of Betty-Ann Harland, Chief Executive Officer of International Development
          Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
  32.2**  Certification of Betty-Ann Harland, Principal Financial Officer of International Development Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

__________
*     Previously  filed.
**    Filed  herewith.

(b)  Reports  on  Form  8-K.

     - On November 29, 2005 we filed a Form 8-K for the Certificate of Designation for Series B preferred stock and the Certificate of Designation for Series C preferred stock.

     - On January 19, 2006 we filed a Form 8-K for the sale of certain assets and liabilities of Freshwater Technologies, Inc., International Development Corp.'s wholly-owned subsidiary.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated  April 12,  2006.

                                        INTERNATIONAL DEVELOPMENT CORP.


                                        By /s/ Betty-Ann Harland
                                           -------------------------------------
                                           Betty-Ann Harland,
                                           Chief Executive Officer


                                        By /s/ Betty-Ann Harland
                                           -------------------------------------
                                           Betty-Ann Harland,
                                           Principal Financial Officer

                         INTERNATIONAL DEVELOPMENT CORP.
                                 AND SUBSIDIARY
                             (A NEVADA CORPORATION)
                                BUFFALO, NEW YORK

                         ==============================
                                FINANCIAL REPORTS
                                       AT
                                FEBRUARY 28, 2006
                         ==============================

INTERNATIONAL DEVELOPMENT CORP.
  AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


TABLE OF CONTENTS
==============================================================================
Consolidated Balance Sheets at February 28, 2006 (Unaudited)
  and August 31, 2005                                                        1

Consolidated Statements of Operations for the Three and Six Months Ended
  February 28, 2006 and 2005 (Unaudited)                                     2

Consolidated Statements of Cash Flows for the Six Months Ended
  February 28, 2006 and 2005 (Unaudited)                                    3-4

Notes to Consolidated Financial Statements                                  5-6

INTERNATIONAL DEVELOPMENT CORP.
  AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED BALANCE SHEETS
================================================================================================

                                                                     (UNAUDITED)
                                                                     FEBRUARY 28,    August 31,
                                                                         2006           2005
------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                           $         122   $       194
Accounts Receivable - Net of Allowance for Doubtful Accounts                    -        15,678
Inventory                                                                       -       190,830
------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                          122       206,702

OTHER ASSETS
Marketing Rights                                                           15,000             -
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $      15,122   $   206,702
================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable                                                    $     107,596   $    89,524
Deferred Revenue                                                                -         7,037
Due to Directors                                                          337,318       367,696
Due to Stockholder                                                              -       172,940
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                         444,914       637,197
------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Common Stock:  $.001 Par; 800,000,000 Shares Authorized;
               483,404,226 Issued and Outstanding                         483,404       483,404
Preferred Stock, Class A:  $.001 Par; 1,000,000 Shares Authorized;
               100,000 Issued and Outstanding                                 100           100
Preferred Stock, Class B:  $.001 Par; 5,000,000 Shares Authorized;
               1,000,000 Issued and Outstanding                             1,000         1,000
Preferred Stock, Class C:  $.001 Par; 15,000,000 and -0- Shares
               Authorized, respectively; 15,000,000 and -0-
               Issued and Outstanding, respectively.                       15,000             -
Additional Paid-In Capital                                              2,239,219     2,226,923
Accumulated Deficit                                                    (3,168,515)   (3,141,922)
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                              (429,792)     (430,495)
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $      15,122   $   206,702
================================================================================================

   The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT CORP.
  AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
============================================================================================

                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                  -----------------------------  ---------------------------
                                           FEBRUARY 28,                  FEBRUARY 28,
                                       2006           2005           2006           2005
--------------------------------------------------------------------------------------------

REVENUES, NET                      $          -   $          -   $          -   $         -

Cost of Goods Sold                            -              -              -             -
--------------------------------------------------------------------------------------------

GROSS PROFIT                                  -              -              -             -
--------------------------------------------------------------------------------------------

EXPENSES
Bad Debts                                     -         22,944              -        22,944
Consulting Fees                          58,000        133,002        116,000       193,337
Marketing, Including Amortization
  of Marketing Rights                         -         79,385              -        89,905
General and Administrative               56,819         64,378         93,039       105,318
Interest Expense                          7,379          4,180         12,296         7,992
Restructuring Charges                         -         50,000              -       264,168
--------------------------------------------------------------------------------------------

TOTAL EXPENSES                          122,198        353,889        221,335       683,664
--------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR TAXES                  (122,198)      (353,889)      (221,335)     (683,664)

Provision for Taxes                           -              -              -             -
--------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                   (122,198)      (353,889)      (221,335)     (683,664)

DISCONTINUED OPERATIONS
Gain from Sale of Net Assets of
  Subsidiary, Net of Taxes                    -              -        194,742             -
--------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD            $   (122,198)  $   (353,889)  $    (26,593)  $  (683,664)
============================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                 483,404,226    110,082,002    483,404,226    78,003,674

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                $      (0.00)  $      (0.00)  $      (0.00)  $     (0.01)
============================================================================================

   The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT CORP.
  AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
=============================================================================

Six Months Ended February 28,                             2006        2005
-----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD                                $ (26,593)  $(683,664)

NON-CASH ADJUSTMENTS:
Gain on Sale of Net Assets of Subsidiary                (194,742)          -
Bad Debts                                                      -      22,944
Interest on Directors/Stockholder Loans                   12,296       7,992
Shares Issued to Consultants                                   -      10,000
Compensation Expense on Employee Stock Option Grants           -      69,436

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                            -         240
Cash Overdraft                                                 -       4,010
Accounts Payable                                          33,529       4,264
-----------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                (175,510)   (564,778)
-----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                           -           -
-----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock                         -      25,000
Proceeds from Stock Options Exercised                          -     393,472
Payment for Purchase of Common Stock for Cancellation          -      (5,000)
Advances from Directors                                  175,438     271,191
Repayments to Directors                                        -    (142,897)
Advances from Stockholder                                      -      53,306
Repayments to Stockholder                                      -     (30,527)
-----------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                 175,438     564,545
-----------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (72)       (233)

Cash and Cash Equivalents - Beginning of Period              194         233
-----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD              $     122   $       -
=============================================================================

                                                                  - continued -

   The accompanying notes are an integral part of these financial statements.

INTERNATIONAL DEVELOPMENT CORP.
  AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
======================================================================================

Six Months Ended February 28,                                       2006        2005
--------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
======================================================================================

Interest Paid                                                    $       -   $       -
Income Taxes Paid                                                $       -   $       -
======================================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
======================================================================================

ACQUISITION OF MARKETING RIGHTS VIA ISSUANCE OF PREFERRED STOCK  $  15,000   $       -

ASSETS AND LIABILITIES TRANSFERRED TO RELATED PARTIES IN
  CONNECTION WITH SALE OF NET ASSETS OF SUBSIDIARY:
Accounts Receivable                                              $  15,678   $       -
Inventory                                                        $ 190,830   $       -
Accounts Payable                                                 $ (15,457)  $       -
Deferred Revenue                                                 $  (7,037)  $       -
Due to Directors                                                 $(173,333)  $       -
Due to Stockholder                                               $(145,212)  $       -

SALE OF NET ASSETS OF SUBSIDIARY PAID VIA FORGIVENESS OF
  LIABILITIES:
Due to Directors                                                 $ (32,483)  $       -
Due to Stockholder                                               $ (27,728)  $       -
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

NOTE  B - THE  COMPANY
          On  January  6,  2006,  the Board of Directors approved the following:
               1. A grant of discretionary authority to implement a reverse split of the issued and outstanding shares of our common stock on the basis of one post-consolidation share for each 1,000 pre-consolidation shares to occur immediately, pending stockholder approval.
               2. An amendment to our Articles of Incorporation to provide for the creation of a second series of common stock to be known as "Series B Common Stock," pending stockholder approval.
               3. An amendment to our Articles of Incorporation to provide for the change in our corporate name from International Development Corp. to Global Wataire Inc, pending stockholder approval.

NOTE  C - DISCONTINUED  OPERATIONS
          On January 6, 2006, the Board of Directors approved the Asset Sales Agreement between the Company and Max Weissengruber, the Company's Chief Operations Officer, and D. Brian Robertson, the Company's former Chief Financial Officer. The Asset Sales Agreement replaces the Stock Purchase Agreement that had been previously approved on September 29, 2005, but was subsequently rescinded on January 6, 2006. The Company sold 100% of the assets and liabilities of FreshWater Technologies, Inc. to Mr. Weissengruber and Mr. Robertson for a total purchase price of $60,211. The purchase price was paid through the forgiveness of debts owed to Mr. Weissengruber and Mr. Robertson by the Company. The fair market value of the liabilities of FreshWater Technologies, Inc. being assumed by Mr. Weissengruber and Mr. Robertson exceed the assets being sold to Mr. Weissengruber and Mr. Robertson by $134,531. As a result of this sale, the Company has no revenue generating operations at this time.

INTERNATIONAL DEVELOPMENT CORP.
  AND SUBSIDIARY
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
================================================================================

NOTE  D - MARKETING  RIGHTS
          On October 12, 2005, the Company entered into an Exclusive Licensing Agreement with Wataire Industries, Inc., an unrelated party, for the exclusive right to distribute and sell the technology-based water generation and purification products of Wataire Industries, Inc. in the United States of America, for an indefinite period. In consideration of the Exclusive Licensing Agreement, the Company issued 15,000,000 shares of Preferred Stock, Class C, valued at $15,000.

NOTE  E - GOING  CONCERN
          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $3,168,515 at February 28, 2006.

          The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell the Wataire Industries, Inc.'s products. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE  F - RECENTLY  ISSUED  ACCOUNTING  STANDARDS
          In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" ("SFAS 155"). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2008. The Company is currently evaluating the impact of SFAS 155 on its consolidated financial instruments.

          In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2008. The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements.