Form 10QSB
period 2006-05-31
Global Wataire, Inc.
filed 2006-07-20
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2006.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-31343


                              Global Wataire Inc.
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

                                  716 332 7150
                          (Issuer's telephone number)

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

RESULTS OF OPERATIONS

     For  the  nine  months  ended  May  31,  2006  and  2005,  we had no sales.
The net loss for the nine months ended May 31, 2006 was $153,883 compared to a net loss of $992,415 for the nine months ended May 31, 2005.

     Subsequent to our fiscal year ended August 31, 2005, we finalized the sale of the assets and liabilities of our subsidiary, Freshwater Technologies, Inc. to Max Weissengruber, our former chief operations officer and a director, and D. Brian Robertson, our former chief financial officer, based on our audited financials at August 31, 2005, with an effective date of October 1, 2005. This resulted in a gain on the sale of the assets and liabilities of Freshwater Technologies, Inc. of $194,742. Additionally, the remainder of Messrs. Weissengruber's and Robertson's consulting contracts were mutually cancelled as of August 31, 2005 with no resulting penalties to us.

     Expenses have decreased by $643,790 for the first nine months of our current fiscal year from $992,415 for the nine months ended May 31, 2005 to $348,625 for the nine months ended May 31, 2006. The decrease can be directly attributed to the reorganization costs during the fiscal year ended August 31, 2005, including costs relating to the development of new marketing strategies and discussions regarding the reorganization of the corporation, that were not incurred in the current year.

     On October 12, 2005, we entered into an Exclusive Licensing Agreement with Wataire Industries, Inc., an unrelated party, for the exclusive right to distribute and sell the technology-based water generation and purification products of Wataire Industries, Inc. in the United States of America, for an indefinite period. In consideration of the Exclusive Licensing Agreement, we issued 15,000,000 shares of our Series C preferred stock valued at $15,000. We anticipated to begin recognizing revenue under this licensing agreement before the close of the August 31, 2006 fiscal year.

     For the three months ended May 31, 2006 and 2005, we had no sales. The net loss for the three months ended May 31, 2006 was $127,290 compared to a net loss of $308,751 for the three months ended May 31, 2005.

     Expenses have decreased by $181,461 from $308,751 for the three months ended May 31, 2005 to $127,290 for the three months ended May 31, 2006. The decrease can be directly attributed to the reorganization costs during the fiscal year ended August 31, 2005, including costs relating to the development of new marketing strategies and discussions regarding the reorganization of the corporation, that were not incurred in the current year.

LIQUIDITY AND CAPITAL RESOURCES

     Our operations used $253,983 of cash, of which $253,789 was advanced by a director during the nine months ended May 31, 2006. Our main impetus was on the sale of the assets and liabilities of our subsidiary, Freshwater Technologies, Inc., and the formulation of our marketing plan going forward.

     We estimate our business operational expenses during the next 12 months will be approximately $2.5 million.

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

     Our independent accountants' review report on our May 31, 2006 unaudited consolidated financial statements states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

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

RECENT DEVELOPMENTS

On May 24, 2006, Max Weissengruber resigned as secretary and as a director of the Registrant, effective immediately. There was no disagreement between Mr. Weissengruber and the Registrant. Likewise, on 27 June 2006 the board of directors of the Registrant, pursuant to the Bylaws of the Registrant, elected Robert Glassen to serve as a director and elected Edmund Gorman to serve as a director and Corporate Secretary of the Registrant. On that same date Edmund Gorman was appointed as our Chief Financial Officer.

     On June 27, 2006 the Exclusive License Agreement with Wataire Industries, Inc., a Nevada corporation, executed on October 12, 2005, and reported in a Current Report on October 21, 2005 was terminated due to the failure of Wataire Industries, Inc. to perform under the agreement. As a consequence, the issuance of 15,000,000 shares of our Series C preferred stock, par value $0.001 per share to Wataire Industries Inc. and the 25,000 shares of our Series A preferred stock, par value $0.001 per share, issued to Phil Fraser and William Robertson pursuant to the Exclusive License Agreement has been cancelled. Likewise, due to the cancellation of the Exclusive License Agreement, we decided to terminate our relationship with Wataire Industries, Inc.

As a result of the cancellation of the agreement, we have relocated our principal executive offices back to 534 Delaware Avenue, Suite 412, Buffalo, New York 14202.

On June 27, 2006, the Board of Directors approved the appointment of Atlas Stock Transfer Corporation as the Registrant's Transfer agent.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 13, 2006, the holder of the majority of the voting power of our outstanding capital stock voted to approve the following:

     1. A grant of discretionary authority to our board of directors to implement a reverse split of the issued and outstanding shares of our common stock on the basis of one post-consolidation share for each 1,000 pre-consolidation shares to occur immediately after the action described herein;

     2. An amendment to our Articles of Incorporation to provide for the creation of a second series of common stock to be known as "Series B Common Stock"; and

     3. An amendment to our Articles of Incorporation to provide for the Change in our corporate name from International Development Corp. to Global Wataire, Inc.

     As of May 31, 2006, the record date, 483,404,226 shares of our common stock were issued and outstanding. Each share of the common stock outstanding entitles the holder to one vote on all matters brought before the common stockholders. As of the record date, 100,000 shares of our Series A preferred stock were issued and outstanding, 1,000,000 shares of our Series B preferred stock were issued and outstanding and 15,000,000 shares of our Series C preferred stock were issued and outstanding. Pursuant to our Certificate of Designation establishing Series A preferred stock, a holder of shares of the Series A preferred stock is entitled to the number of votes equal to the number of shares of the Series A preferred stock held by such holder multiplied by 200 on all matters submitted to a vote of our stockholders. Pursuant to our Certificate of Designation establishing Series B preferred stock, a holder of shares of the Series B preferred stock is entitled to the number of votes equal to the number of shares of the Series B preferred stock held by such holder multiplied by 500 on all matters submitted to a vote of our stockholders. Pursuant to our Certificate of Designation establishing Series C preferred Stock, a holder of shares of the Series C preferred stock is entitled to the number of votes equal to the number of shares of the Series C preferred stock held by such holder multiplied by one on all matters submitted to a vote of our stockholders.

     We had a consenting stockholder, Betty-Ann Harland, our director and former chief executive officer, who held no shares of our common stock, 65,000 shares of our Series A preferred stock and 1,000,000 shares of our Series B preferred stock. Therefore, Ms. Harland had the power to vote 513,000,000 shares of our common stock, which number exceeded the majority of the issued and outstanding shares of the common stock on the record date, even if all of the shares of the Series C preferred stock are voted equaling 15,000,000 shares of our common stock.

     Ms. Harland voted in favor of the grant of the discretionary authority to our board of directors to effect a reverse stock split of our common stock, to approve an amendment to our Articles of Incorporation to provide for the creation of a second class of common stock to be known as "Class B common stock," and to approve an amendment to our Articles of Incorporation to provide for the change in our corporate name from International Development Corp. to Global Wataire, Inc. Ms. Harland had the power to pass the proposed corporate actions without the concurrence of any of our other stockholders. There were no votes against the proposals.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

  NO.                                   IDENTIFICATION OF EXHIBIT
-------                                 -------------------------
31.1**   Certification of Sydney A Harland, Chief Executive Officer of Global Wataire Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

31.2**   Certification of Edmund Gorman, Chief Financial Officer of Global Wataire Inc., pursuant to 18
         U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

32.1**   Certification of Sydney A. Harland, Chief Executive Officer of Global Wataire Inc, pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

32.2**   Certification of Edmund J. Gorman, Chief Financial Officer of Global Wataire Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

-----------
*     Previously  filed.
**    Filed  herewith.

(b)  Reports  on  Form  8-K.

     - On April 4, 2006 we filed a Form 8-K with respect to Item 5.03, Amendments To Articles Of Incorporation Or Bylaws; Change In Fiscal Year, whereby we reported approval of a reverse split , change of our corporate name, and the creation of a Series B common stock, and Item 5.02, Departure Of Directors Or Principal Officers; Election Of Directors; Appointment Of Principal Officers. Whereby we reported that on April 11, 2006, Brian Robertson resigned as chief financial officer of the Registrant, and Douglas Robertson resigned as a director of the Registrant, and on April 13, 2006, Max Weissengruber resigned as president and chief operating officer of the Registrant. Likewise, on April 13, 2006, we enlarged the board from five to six members and elected Sydney Harland and Edmund Gorman to serve as directors of the Registrant. Also on April 13, 2006, the board of directors of the Registrant elected Betty-Ann Harland as chairman, Sydney Harland as president and chief executive officer, Edmund Gorman as chief financial officer, and Max Weissengruber as secretary.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated July 20, 2006.

                                        Global Wataire, Inc.


                                        By /s/ Sydney A. Harland
                                           -------------------------------------
                                           Sydney A Harland,
                                           Chief Executive Officer


                                        By /s/ Edmund J. Gorman
                                           -------------------------------------
                                           Edmund J. Gorman,
                                           Chief Financial Officer

                               GLOBAL WATAIRE INC.
               (FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
                             (A NEVADA CORPORATION)
                                BUFFALO, NEW YORK

                             ----------------------
                                FINANCIAL REPORTS
                                       AT
                                  May 31, 2006
                             ======================

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK

TABLE OF CONTENTS
-------------------------------------------------------------------------------
Consolidated Balance Sheets at May 31, 2006 (Unaudited)
  and August 31, 2005                                                        1

Consolidated Statements of Operations for the Three and Nine Months Ended
  May 31, 2006 and 2005 (Unaudited)                                          2

Consolidated Statements of Cash Flows for the Nine Months Ended
  May 31, 2006 and 2005 (Unaudited)                                         3-4

Notes to Consolidated Financial Statements                                  5-6

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED BALANCE SHEETS
====================================================================================================

                                                                          (UNAUDITED)
                                                                            MAY 31,      August 31,
                                                                              2006          2005
----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                                 $         -   $       194
Accounts Receivable - Net of Allowance for Doubtful Accounts                        -        15,678
Inventory                                                                           -       190,830
----------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                -       206,702

OTHER ASSETS
Marketing Rights                                                               15,000             -
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                              $    15,000   $   206,702
====================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank Overdraft                                                            $        64   $         -
Accounts Payable                                                              149,280        89,524
Deferred Revenue                                                                    -         7,037
Due to Directors                                                              415,667       367,696
Due to Stockholder                                                                  -       172,940
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                             565,011       637,197
----------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Common Stock:    $.001 Par; 800,000,000 Shares Authorized;
                 483,404,226 Issued and Outstanding                           483,404       483,404
Preferred Stock, Class A:  $.001 Par; 1,000,000 Shares Authorized;
                 100,000 Issued and Outstanding                                   100           100
Preferred Stock, Class B:  $.001 Par; 5,000,000 Shares Authorized;
                 1,000,000 Issued and Outstanding                               1,000         1,000
Preferred Stock, Class C:  $.001 Par; 15,000,000 and -0- Shares
                 Authorized, respectively; 15,000,000 and -0-
                 Issued and Outstanding, respectively.                         15,000             -
Additional Paid-In Capital                                                  2,246,288     2,226,923
Accumulated Deficit                                                        (3,295,803)   (3,141,922)
----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                  (550,011)     (430,495)
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $    15,000   $   206,702
====================================================================================================

   The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
==============================================================================================

                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                              MAY 31,                       MAY 31,
                                    ----------------------------  ----------------------------
                                        2006           2005           2006           2005
----------------------------------------------------------------------------------------------
REVENUES, NET                       $          -   $          -   $          -   $          -

Cost of Goods Sold                             -              -              -              -
----------------------------------------------------------------------------------------------

GROSS PROFIT                                   -              -              -              -
----------------------------------------------------------------------------------------------

EXPENSES
Bad Debts Expense (Recovery)                   -         (8,879)             -         14,065
Consulting Fees                           58,000         98,002        174,000        291,339
Marketing, Including Amortization
  of Marketing Rights                          -         69,820              -        159,725
General and Administrative                62,221        101,735        155,260        207,053
Interest Expense                           7,069          7,360         19,365         15,352
Restructuring Charges                          -         40,713              -        304,881
----------------------------------------------------------------------------------------------

TOTAL EXPENSES                           127,290        308,751        348,625        992,415
----------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR TAXES                   (127,290)      (308,751)      (348,625)      (992,415)

Provision for Taxes                            -              -              -              -
----------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                    (127,290)      (308,751)      (348,625)      (992,415)

DISCONTINUED OPERATIONS
Gain from Sale of Net Assets of
  Subsidiary, Net of Taxes                     -              -        194,742              -
----------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD             $   (127,290)  $   (308,751)  $   (153,883)  $   (992,415)
==============================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                  483,404,226    413,790,097    483,404,226    170,219,245

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                 $      (0.00)  $      (0.00)  $      (0.00)  $      (0.01)
==============================================================================================

   The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
=============================================================================

Nine Months Ended May 31,                                 2006        2005
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD                                $(153,883)  $(992,415)

NON-CASH ADJUSTMENTS:
Gain on Sale of Net Assets of Subsidiary                (194,742)          -
Bad Debts                                                      -      14,065
Interest on Directors/Stockholder Loans                   19,365      15,352
Shares Issued to Consultants                                   -      20,000
Compensation Expense on Employee Stock Option Grants           -     108,014

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                            -       9,119
Prepaid Expenses and Deposits                                  -      40,000
Inventory                                                      -       2,964
Cash Overdraft                                                64           -
Accounts Payable                                          75,213     (11,630)
-----------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                (253,983)   (794,531)
-----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                           -           -
-----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock                         -      25,000
Proceeds from Stock Options Exercised                          -     612,082
Payment for Purchase of Common Stock for Cancellation          -      (5,000)
Advances from Directors                                  253,789     357,598
Repayments to Directors                                        -    (227,834)
Advances from Stockholder                                      -      88,697
Repayments to Stockholder                                      -     (54,684)
-----------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                 253,789     795,859
-----------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     (194)      1,328

Cash and Cash Equivalents - Beginning of Period              194         233
-----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD              $       -   $   1,561
=============================================================================

                                                               - continued -

   The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
==================================================================================

Nine Months Ended May 31,                                           2006     2005
----------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
==================================================================================

Interest Paid                                                    $       -   $   -
Income Taxes Paid                                                $       -   $   -
==================================================================================


NON-CASH INVESTING AND FINANCING ACTIVITIES
==================================================================================

ACQUISITION OF MARKETING RIGHTS VIA ISSUANCE OF PREFERRED STOCK  $  15,000   $   -

ASSETS AND LIABILITIES TRANSFERRED TO RELATED PARTIES IN
  CONNECTION WITH SALE OF NET ASSETS OF SUBSIDIARY:
Accounts Receivable                                              $  15,678   $   -
Inventory                                                        $ 190,830   $   -
Accounts Payable                                                 $ (15,457)  $   -
Deferred Revenue                                                 $  (7,037)  $   -
Due to Directors                                                 $(173,333)  $   -
Due to Stockholder                                               $(145,212)  $   -

SALE OF NET ASSETS OF SUBSIDIARY PAID VIA FORGIVENESS OF
  LIABILITIES:
Due to Directors                                                 $ (32,483)  $   -
Due to Stockholder                                               $ (27,728)  $   -
==================================================================================

   The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
================================================================================


NOTE A -  BASIS  OF  PRESENTATION
          The condensed consolidated financial statements of Global Wataire, Inc., and Subsidiary (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB Annual Report, and other reports filed with the SEC.

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

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


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

          On  June  27,  2006  this  agreement  was  terminated  (See  Note  G).

NOTE E -  GOING  CONCERN
          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $3,295,803 at May 31, 2006.

          The Company's continued existence is dependent upon its ability to raise capital or acquire a marketable company. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

GLOBAL  WATAIRE  INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
================================================================================

NOTE G -  SUBSEQUENT  EVENTS
          On June 27, 2006, the Company announced that it had terminated the Marketing Rights/Exclusive License Agreement with Wataire Industries, Inc., that was executed on October 12, 2005. The license granted an exclusive license for the entire United States of America covering certain processes and products relating to technology based water generation and purification. The license granted in October was subsequently expanded by agreement of the parties to be worldwide. The license agreement was perpetual, non-revocable, and assignable by the Company.

          In connection with the termination of the license agreement, the Company decided to terminate its relationship with Wataire Industries, Inc., and cancel the issuance of 15,000,000 shares of the Company's Series C preferred stock and 25,000 shares of Series A preferred stock that had been issued to Phil Fraser and William Robertson in exchange for the license agreement.