Form 10KSB
period 2006-08-31
Global Wataire, Inc.
filed 2006-12-14
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ____________________________________________________
                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                         COMMISSION FILE NO.  001-15665

                              GLOBAL WATAIRE, INC.
               (Exact name of issuer as specified in its charter)

              NEVADA                                         36-4567500
  (State or other jurisdiction of                       (I.R.S.  Employer
   incorporation or organization)                       Identification No.)

   534 DELAWARE AVENUE, SUITE 412
        BUFFALO, NEW YORK                                      14202
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (716) 332-7150

Securities registered under Section 12(b)
  of the Exchange Act:                       NONE.

Securities registered under Section 12(g)
  of the Exchange Act:                       COMMON STOCK, PAR VALUE $0.001
                                                        PER SHARE.
                                                     (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State issuer's revenues for its most recent fiscal year:  $ -0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 31, 2006: $58,008.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 2006: 483,404 and -0-.

     Documents incorporated by reference:  None.

     Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]

                                          TABLE OF CONTENTS
Item 1.     Description of Business.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2.     Description of Property.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19
Item 3.     Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19
Item 4.     Submission of Matters to a Vote of Security Holders.. . . . . . . . . . . . . . . . . .19
Item 5.     Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . .19
Item 6.     Management's Discussion and Analysis or Plan of Operation.. . . . . . . . . . . . . . .21
Item 7.     Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. .24
Item 8A.    Controls and Procedures.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24
Item 9.     Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . .26
Item 10.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30
Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters.. . . . . . . . . . . . . . . . . . . . . . . . . . . .32
Item 12.    Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . .33
Item 13.    Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .33
Item 14.    Principal Accountant and Fees and Services. . . . . . . . . . . . . . . . . . . . . . .33

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

COMPANY OVERVIEW

     We provide both advisory and transactional services to help business owners develop and implement the business strategies necessary to achieve their financial objectives. Our participation is relationship driven and seeks exclusive engagements that will enable both the client and Global Wataire to achieve superior results, positive cash flow and better than market returns from their businesses. We bring together the expertise of an experienced team of professionals dedicated to developing the right strategies for our clients to get the funding they need to succeed. Our team of professional and associates are committed to being strategic partners of our clients both now and in the future as they grow and prosper.

     We will help our client companies and their owners identify and prioritize those business strategies most critical to sustained success. Our goal is to support the needs of emerging high potential growth private companies to help them become successful, working together as a team. Our goal is not to deal with a large volume of start up enterprises. We will focus only on what we feel are viable, sustainable companies that have a high potential to succeed well into the future and benefit by having an equity interest in that success. Towards this goal, we provide our clients with access to centralized services, including assistance in the areas of strategy, planning, finance, systems, accounting, and human resources. This means we will selectively target only quality ventures that we feel, with our assistance, can obtain the capital they need to succeed.

     We will seek out, investigate and, if warranted, acquire an interest in business opportunities presented to us by companies that seek strategic assistance and the advantages of a corporation that is a registered publicly traded company with access to the public capital markets.

     We will not restrict our search to any specific business, industry or geographical location and we may participate in a business venture of virtually any kind or nature. We will seek business opportunities with entities which are in the development stage, have recently commenced operations or with established companies that wish to take advantage of the capital markets to raise additional funding to expand into new products or markets or for other corporate development purposes. We may establish subsidiaries to acquire businesses or acquire existing companies as subsidiaries. In short, we plan to identify emerging companies with exceptional promise and, with the our help, incubate them into in successful stand alone enterprises

     As part of our investigation of potential business opportunities our management will meet, interview and scrutinize the management and key personnel, visit and inspect facilities; verify and analyze information obtained, seek the advice of industry experts and use our financial resources and management expertise to perform rigorous due diligence to critically evaluate the strengths and weaknesses of the candidate business with the goal of eliminating candidates that do not have the likelihood of success we seek. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs of the parties and what it will take to make the venture a success.

     We intend to concentrate on candidate opportunities brought to us by our officers, directors, by our shareholders their respective contact networks. In analyzing prospective business opportunities, we will scrutinize all relevant factors, such as the market, future prospects, the quality and depth of management, technical resources; working capital and other financial needs; history of operations, if any; nature of present and expected competition, etc. We will not acquire or merge with any company for which audited financial statements cannot be obtained within 71 days after closing of the proposed transaction, as required by the Securities Exchange Act of 1934, as amended.

     We were formerly known as International Development Corp., a Nevada corporation. Moreover, International Development Corp. was formerly known as Ozolutions, Inc., a Delaware corporation. We changed our name from Ozolutions, Inc. to International Development Corp. and our state of domicile on December 9, 2004. See "Description of Business - Change of Domicile." On April 14, 2006, we changed our name to Global Wataire, Inc.

     Our previous business, conducted through our wholly owned subsidiary, Freshwater Technologies, Inc., now known as DigiTar, Inc., had been that of international marketing and distribution of water purification systems using ultraviolet, ozone and water activator technology. The markets we primarily targeted were located in the United States, Canada, Mexico, Costa Rica, Peru, and Panama.

PREVIOUS BUSINESS

     Ozone Technology. On June 21, 2000, we purchased the exclusive marketing rights to distribute the products of Hankin Ozone Systems, Ltd. in Canada, the Caribbean, and Mexico from 1421209 Ontario Limited. The purchase price was $1,017,217 and the issuance of 8,000,000 shares of our common stock. We had an agreement to repurchase 6,000,000 of the 8,000,000 shares for $81,699, which we decided to cancel in August 2004. In April 2002, the agreement with 1421209 Ontario Limited was cancelled and the obligation to pay $1,017,217 was likewise cancelled. We wrote-off the net marketing rights of $762,743 and the outstanding obligation of $1,017,217, and recorded an extraordinary gain from the cancellation of the agreement of $237,257. We paid $50,000 directly to Hankin for the same marketing rights which we recorded as an expense during the year ended August 31, 2002. In September 2004, Hankin was placed into bankruptcy, and the deposit of $22,292 for certain units was written off as of August 31, 2004.

     Water-Activated Technology. In August 2001, we acquired non-exclusive distribution rights to an activated water system from ELCE International Inc. for Mexico and the Caribbean markets including Panama, Costa Rica, Ecuador and Peru. No fees were paid for these rights. In September 2003, we approved the issuance of 250,000 shares of our common stock to the president of ELCE and the cancellation of an option to purchase 500,000 shares of our common stock at $0.50 per share in order to maintain the existing relationship in Canada. The issuance of the common stock resulted in a charge against earnings of $15,000 in 2004.

     Ultraviolet Products. In order to provide viable technology and pricing options to residential and commercial customers for drinking water solutions, we entered into an agreement with R-Can Environmental in June 2005 with the intention of distributing ultraviolet water treatment systems and water filters in selected markets in Latin America and the United States. We terminated a prior agreement with another supplier.

     On January 21, 2005, we formed a wholly owned subsidiary, Freshwater Technologies, Inc., and transferred our water activation and purification-related assets and business to it. On January 11, 2006, we executed and closed an Asset Sale Agreement with Max Weissengruber, our then president and chief operations officer and a director, and D. Brian Robertson, our then chief financial officer, with respect to the purchase of certain assets of Freshwater Technologies. Although the agreement was executed and closed on January 11, 2006, it was effective as of October 1, 2005. Included in the assets was the name "Freshwater Technologies." The purchase price for the assets was $60,210.33 paid in the form of the forgiveness of debt for salary owed by International Development Corp. and Freshwater Technologies, Inc. in the amount of $32,482.51 to Mr. Weissengruber, and $27,727.82 to Mr. Robertson.

     As additional consideration, Messrs. Weissengruber and Robertson agreed to the termination of their employment agreements with International Development Corp and a general release of any and all claims they may have had against either International Development Corp. or Freshwater Technologies, Inc. Moreover, certain other liabilities of Freshwater Technologies, Inc. were either assumed or forgiven by Messrs. Weissengruber and Robertson and Bob Glassen in the amount of $10,918.54. The net effect of the transaction was that International Development and Freshwater were relieved of liabilities, which exceeded assets in the amount of $134,532.17, and that Freshwater Technologies, Inc. is now debt free. We changed the name of Freshwater Technologies, Inc. to Atlantic Seaboard Company, Inc. on May 31, 2006.

CHANGE IN CONTROL

     On September 23, 2004, Betty-Ann Harland for $25,000 acquired 15,000,000 shares of our common stock, which represented 30.51 percent of our issued and outstanding common stock. In addition, Ms. Harland had proxies to vote 6,000,000 shares of our common stock, granted by 1421209 Ontario Limited. The proxies expired on February 1, 2005. In January 2005, the 15,000,000 common shares held by Ms. Harland were exchanged for 1,000,000 shares of our Series A preferred stock. In July 2005, our board of directors approved the surrendering and cancellation of 900,000 shares of the Series A preferred stock held by Ms. Harland. In July 2005, our board authorized the issuance of 1,000,000 shares of Series B preferred stock to Ms. Harland in consideration of $1,000 and the surrender of 900,000 shares of our Series A preferred stock.

     Each share of the Series A preferred stock is convertible into 200 fully paid and nonassessable shares of our common stock, and has the voting power equal to 200 shares of our common stock. The shares of the Series B preferred stock is not convertible into shares of our common stock, preferred stock, or any of our other securities. However, on all matters submitted to a vote of the holders of our common stock, including, without limitation, the election of directors, a holder of shares of the Series B preferred stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series B preferred stock held by such holder multiplied by 500.

     Following the acquisition of our shares by Ms. Harland, on September 23, 2004, she was elected our chairman and chief executive officer. In addition, Max Weissengruber, Douglas Robertson, Robert W. Gingell, and Arthur N. Kelly were elected as our officers and directors. At the same time, D. Brian Robertson was elected our chief financial officer. On March 30, 2004, Robert W. Gingell resigned as a director and Richard Proulx was elected a director.

     On 24 May, 2006, Max Weissengruber resigned as secretary and as a director, effective immediately. There was no disagreement between Mr. Weissengruber and Global Wataire. Likewise, on 27 June 2006, our board of directors, pursuant to our Bylaws Company, elected Robert Glassen to serve as a director and elected Edmund Gorman to serve as a director and corporate secretary of Global Wataire.

     Because of the change in ownership of voting stock and the composition of the board after the closing of the agreement with Ms. Harland, there was a change in control.

CHANGE OF DOMICILE

     On December 9, 2004, a majority of our stockholders voted to approve a change in our state of incorporation from Delaware to Nevada by means of a merger permitted under the corporate statutes of both states.

     The merger was between Ozolutions, Inc., a Delaware corporation, and International Development Corp., a Nevada corporation, organized by us for the specific purpose of the change of domicile. The merger was consummated pursuant to a Plan of Merger, which provided that Ozolutions, Inc. merge with and into International Development Corp. Following the merger, International Development Corp. was the surviving entity.

     International Development Corp. was a newly formed corporation with one share of common stock issued and outstanding held by Ms. Harland, with only minimal capital and no other assets or liabilities. The terms of the merger provided that the existing stockholders of Ozolutions, Inc. would be entitled to receive one share of the common stock of International Development Corp. for every one share of the common stock of Ozolutions, Inc. held by the common stockholders of Ozolutions, Inc. In addition, the then currently issued one share of the common stock of International Development Corp. held by Ms. Harland was cancelled. As a result, following the merger, the former stockholders of Ozolutions, Inc. became the only stockholders of the newly merged corporation.

     The change of domicile did not interrupt the existence of Ozolutions, Inc. Each share of our common stock remained issued and outstanding as one share of the common stock of International Development Corp. after the change of domicile from Delaware to Nevada.

     Officers and Directors. Before the change of domicile, our board of directors consisted of five members, Betty-Ann Harland, Max Weissengruber, Douglas Robertson, Robert W. Gingell, and Arthur N. Kelly. Upon the change of domicile, our board of directors consisted of the same individuals who were also the directors of International Development Corp. At a later date Robert W. Gingell resigned and Richard Proulx was elected a director.

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

CHANGING THE SCOPE OF OUR BUSINESS

     Historically, our business was limited to the development of water activation and purification businesses. With the recent change in control, changes in our board of directors and management, we have decided to change our business to the advisory and transactional services business to help high potential emerging companies develop and implement the strategies they need to obtain the capital required to be successful and to continue into the future as equity partners and strategic advisors with those companies. We would expect to derive revenue from consulting and transactional fees charged our clients and outside investors. However, our principal source of revenue is expected from returns on the equity we retain in our client companies once they obtain adequate funding, either in the form of share appreciation or profit sharing agreements or both, as the case may be.

     In keeping with our strategy of expanding our scope of business, on July 27, 2006, our subsidiary, Atlantic Seaboard, Inc., acquired the all the assets of DigiTar, Inc a next generation technology cyber security and eMessage processing, archiving and management service provider that delivers proprietary solutions to the eMessaging and e-Communications industry. Consequently, going forward, our main focus will be to concentrate on marketing their proprietary technology, that integrates advanced high speed, fail safe ("highly redundant"), parallel processing broad based cyber threat protection and eMessaging management solutions, to commercial and enterprise clients at a low cost.

     DigiTar has transferred of all of the business, assets and property, except Intellectual Property, it now uses to conduct under, its name, that certain cyber security and electronic message management service enterprise (the "Business") to Atlantic and to exclusively license all the Intellectual Property owned by DigiTar and used in the Business, (the "IP") to Atlantic. In addition, to ensure that the Business will have the necessary management, technical and human resources needed to prosper as an enterprise within Atlantic, each individual principal of DigiTar has agreed to enter into an employment agreement with Atlantic.

     In exchange for the transfer of the Business, licensing the IP and the entering into of employment agreements by each DigiTar principal, Atlantic issued 49 percent of its outstanding common stock to DigiTar and 10 million shares of its Class A convertible preferred stock. Each share of Class A preferred stock is entitled to two votes in any matter that requires the shareholder vote of the Atlantic common shareholders. In addition, the Class A preferred stock is entitled to be converted into 21 percent of the common stock ownership of Atlantic at any time up to the time Atlantic makes a filing with the U.S. Securities and Exchange Commission to file an SB-2 or equivalent filing to offer its shares to the public. As a result of the exchange, Atlantic changed its corporate name to DigiTar Inc.

     It was agreed by the parties to the Exchange that the immediate goal of the Exchange was to allow Atlantic and Global Wataire to raise capital to facilitate the growth and success of the business and, thereby, reward DigiTar as a co-shareholder in Atlantic. It was also agreed that the longer-term goal of the Exchange was to allow Atlantic to achieve a successful initial public offering in the U. S. securities market with the same effect.

     As additional consideration for the transfer of the business to Atlantic, we granted to DigiTar 20 million shares of our common stock which will be held in escrow for the benefit of DigiTar for a period of one year from the date of the agreement at which time the shares would pass free of escrow to DigiTar. However, if, before the end of that one year period, Atlantic completes an effective filing of an SB-2, or the equivalent with the U.S. Securities and

Exchange Commission, our shares held in escrow for the benefit of DigiTar will revert to us with no further consideration by any party.

ABOUT DIGITAR

OVERVIEW

     DigiTar, since 2005, has been providing outsourced comprehensive cyber security and eMessage management solution based on its proprietary technology at very low cost to its client base of small/medium size businesses ISP's, IT subcontractors, and corporate enterprise networks, which includes small and medium-sized enterprises, legal, medical and professional businesses (collectively called "SMB's"). DigiTar's services replace the need for internal network cyber security for all cyber threats, e.g., spam, viruses, hackers, etc., and turn the client's cyber traffic into an accessible data base. Services of equivalent quality and scope are not available in the retail market and cannot be obtained cost effectively in the commercial cyber security service market.

BUSINESS CONCEPT

     The business paradigm driving DigiTar is that cyber security and message management is not unlike the medical, legal or other knowledge based business services; i.e., they are inherently not do-it-yourself in-house activities.

     There was a time, not long ago, when cutting-edge enterprise security meant a firewall on your network perimeter and anti-virus software on the desktops. This is no longer the case. With the advent of polymorphic Internet worms, application-layer cyber attacks, Trojan horses, intrusion-identity theft, adware, spyware, and wireless hacks, the network security picture has become incredibly complex. Consequently, the cost of cyber security and eMessage management has cone up exponentially; well beyond the resources of small and medium sized organizations. Even the most well funded and computer literate firms will have to outsource their cyber security to service providers just as they do other professional services.

     In response to this market shift from self supported hardware and software based security solutions to Security as a Service ("SaaS") providers, DigiTar has developed and offers to SMB's what we believe is the most comprehensive security and message management services available to today at unmatched low cost. As cyber security threats and e-traffic management become increasingly complex, DigiTar offers users cost effective one-stop shopping for continuous
(24x7) advanced surveillance protection and e-traffic management. To expand its menu of services, DigiTar is leveraging its' unique proprietary cyber security technologies into untapped parallel markets including, message journaling and archiving, mobile communications/handhelds and voice over Internet protocol
(VoIP).

OVERVIEW AND MARKET OPPORTUNITY

     The SMB IT Market according to the Gartner Group is currently over $21 billion and growing at more than a 30 percent compounded annual rate. This situation has created some interesting dynamics:

-    Today Email  accounts  for  over 70 percent of all business communications;

- SPAM accounts for over 60 percent of all e-mail and chokes SMB networks and wastes huge amounts of user/employee time;

- The increased sophistication of illegal intrusions, with the advent of polymorphic Internet worms, application-layer, cyber attacks, Trojan horses, Intrusion-Identity Theft, Adware, Spyware, wireless hackers, denial of service by message overloading attack schemes, etc., mandates continuously increasing security; and

- Ever increasing government regulatory record and reporting requirements (SOX, HIPAA, HCFA, EPA, OSHA, IRS, etc.) are fueling the rate of growth.

     Most individuals and SMB's cannot afford the needed level of security and are largely unprotected from illegal intrusions, nor can they the adequately respond to the burgeoning regulatory reporting requirements.

DIGITAR'S SOLUTION

     DigiTar offers what we consider the "next generation" of cyber security, i.e., complete secure, offsite, highly accurate, crash proof ('highly redundant') cyber messaging solutions, including advanced proprietary programs and advanced proprietary security system design features that are transparent to the user, i.e., the user has to do nothing but sign up for the service and it starts working.

     DigiTar's cyber services, known as SENTENEL Messaging(TM) System ("SMS") and SENTENEL Complete(TM) Enterprises Security ("CES"), are easy to utilize within the users existing network without the need for additional staff or capacity. The client does not have to add any hardware or software to its existing system. Consequently, there are no conflicts with existing systems that can decrease speed or cause "Lock-Up", which is commonplace with previous generation e-security technology.

     DigiTar SENTENEL services:

- Scans all incoming and outgoing mail for viruses and spam before it reaches the client's domain or network and captures unwanted traffic with 99 percent + accuracy. If a client's network comes under attack, DigiTar technology blocks the attacking traffic, notifies the client, and performs automatic disinfection of the traffic. All outgoing mail is similarly scanned and scrubbed.

- Develops a personalized e-mail profile content "filter" for each individual user to distinguish wanted from unwanted e-mail according to the user designed and then automatically updated filter using it proprietary servo-mechanism like technology.

- Minimize unauthorized network access, typically employee surfing, during business hours. SENTENEL limits every user/employee to "approved web site" only access and maintains a time/date journal and copy of every eMessage.

     DigiTar's proprietary security technology, utilizing a unique cyber portal design and eMessage profiling (called-eMessage DNA processing explained below) and proprietary message management software, protects our clients from outside and inside cyber threats and, at the same time, journals and archives all their cyber traffic.

     Unique to DigiTar is a proprietary "Auto-Provisioning" technology whereby customers are relieved of detailed bookkeeping and directory integration tasks that competitive offerings require. DigiTar automatically keeps track of "active" users in the client's domain and charges only for users that utilize its services during the calendar month. This eliminates painstaking periodic manual user "culling" by the client administrator (if there is one) to close insecure links to internal client directories, i.e., close the door on intruders from without and within. This also keep SaaS costs in line with actual client usage rather having the client pay for unused/unneeded capability while maintaining maximum client security and data integrity. Additional benefits of "Auto-Provisioning" are the elimination of numerous client man-hours needed to maintain network security and, at the same time, maintain leading-edge security integrity levels. Thus, for a medium sized client, saving hundreds of expensive IT administrative man hours per month.

     A key feature of DigiTar's SENTINEL technology is that it is built on accelerated chip technology implementations and proprietary message processing algorithms that simply stop spam and other cyber threats from entering the SMB Networks. DigiTar's SENTINEL technology processes messages 400 to 700 times faster than the competition. Speed translates to user volume without the need for increased cost or computing capacity. This allows DigiTar to service more clients on a DigiTar data center resource at an internal cost that is a small fraction of conventional technology. This gives DigiTar the advantage of providing its services at lower cost and still enjoy high margins.

     DigiTar's technology also incorporates "designed-in ability to scale" feature. This feature allows our clients to increase or decrease the number of users without the need to increase or decrease their internal computing resources. The benefit of this design is that it allows our clients to redeploy their valuable IT resources wasted in tracking cyber security and eMessage management to producing in their core business activities.

     Another unique service DigiTar's technology affords is that it correlates and stores all the messages it processes. As a consequence, it can retrieve needed eTraffic information, no matter when it was sent, who sent it to or who received it, instantaneously.

MARKETING STRATEGY

     DigiTar's principle target market is the SMB IT market. The total SMB IT market by 2010, at its present rate of growth according to the Gartner Group, will be over $70 billion. By that time the market niche for DigiTar is estimated at $1 billion.

     To capture this market share, DigiTar is making a two pronged marketing approach:

- Build a world wide marketing network of Value Added Resellers ("VARS") and Internet Service Providers ("ISP's") that currently serve millions of SMB clients/users. This allows DigiTar immediate access to the world market without the burden of developing a direct distribution marketing arm. No cyber security service provider has the breadth of services at as low a cost as DigiTar. The VARS/ISP's can market DigiTar's security and message management products plus a mark up and still be priced well below the market.

- Market directly to larger companies and institution by developing strategic alliances/partnerships with large IT companies already serving Fortune 50 - 500 markets.

     For example, DigiTar has established a strategic relationship with Sun Microsystems, an innovative IT Industry leader for more than 24 years, whereby the two companies have agreed to an Advantage Partnership Agreement that provides for joint marketing promotions, sales development and early joint participation on advanced technologies that will synergistically enhance both organization's product and service offerings.

     DigiTar is actively targeting the following Internet communications and messaging markets:

- Electronic mail (eMail). This has become the backbone of business communications throughout the world today and requires non-stop 24x7 on-line security technology surveillance to assure integrity and confidentiality of electronic business transactions. DigiTar's SaaS SENTINEL technology delivers that at a 99.9 percent eMail threat classification and quarantine accuracy.

- Instant messaging (IM). A next generation web based communications process that lacks adequate security solutions to assure protection from cyber threats. DigiTar's SaaS message alignment capability provides security and allows of open communications between systems using different and incompatible standards, i.e. services like AIM, MSN and Yahoo!

- Voice-over-Internet Protocol (VoIP). VoIP is just another message for DigiTar's SaaS technology. It protects clients from voice spam, and, at the same time satisfies the VoIP companies regulatory reporting requirements imposed on the electronic messaging industry.

- Regulatory compliance (SOX, HIPAA, etc.). DigiTar's SaaS on-demand Message processing, indexing, archiving and retrieval services satisfying the regulatory requirements imposed on our SMB and larger organization's message traffic without the need for additional hardware or personnel.

HOW DIGITAR'S TECHNOLOGY WORKS

     DigiTar has developed a "Complete Content Inspection" scanning process that utilizes proprietary cyber message DNA profiling technology. Just as there is a unique DNA strand sequence for each human cell, so is there a unique strand of characteristics in each electronic communication. DigiTar's unique proprietary technology first recognizes the character sequence in each message and then by that sequence classifies each message and any attachment as either benign email or an intruder, i.e., spam, virus, worm, phishing, identity theft, mole, etc, without ever reading or even being able to read the content of the message. This message DNA profiling delivers eMessage security threat classification accuracies at greater than 99 percent + levels.

     DigiTar's technology uses a highly redundant multiphase security message processing and content cleansing network traffic architecture. Use of real-time proprietary anti-spam and anti-virus engines coupled with 24x7 security updates as to the latest anti-virus threat signatures captured by global cyber security monitoring and cyber terrorism prevention organizations. DigiTar blocks objectionable and/or unwanted messaging, removes cyber threats (viruses, spy ware, phishing, and intrusion attack software - sites - and documents) and secures and realigns all client message traffic. All threats and attacks are culled from the message stream and trashed before they are able to enter a client's internal network. Questionable materials (spam) are quarantined in a protected personal-unique web site for review and disposition by each client's employees or user. Each user is always in control of his email and may "release" quarantined mail if so desired by the user. Once released, that particular email is cleared for future passage to the user. SENTINEL will automatically "learn" from these user actions and re-align the unique user's preferences according to such actions. DigiTar automatically empties the quarantine list after periodic reviews by the user; no further action by the use is required to eliminate the spam from quarantine.

OUR STRATEGY GOING FORWARD

     DigiTar's future product and services development plans focus on:

- Enhancement of SentinelMessaging(TM) features to include: Blocking by Denial-of-Service (DDoS) cyber attacks, i.e., domain name traffic overload attacks;

-    Blocking  User  Identity  Theft  Intrusion  Attacks;

- Enhancement of SentinelComplete(TM) Professional Edition - Secure Web Content access control and filtering - Improves employee productivity and eliminates liability risks associated with employee exposure to questionable/distasteful Web content sites;

- Enhancement of SentinelComplete(TM) Enterprise Edition/VoIP - Secure VoIP (Voice over Internet Protocol) communications for corporate and residential markets;

- Market expansion of SentinelMessaging(TM) Fee Based Advertising and "Pay-per-Use" Customer messaging services;

-    Instant  Messaging  Systems  cyber  security;

- Market expansion of SentinelMessaging(TM) to 3G wireless phone eMessaging security market;

- Enhancement of SentinelComplete(TM) Enterprise Edition Instant Messaging Systems cyber security; and

- Expansion of security operations centers to support expanding geographic customer base and associated advertising revenues.

CONTINUE TO REDUCE PROCESSING COST

     We are focused on continuing to reduce the cost of our processing technologies. Our goal is to further reduce the cost of SENTINEL message processing operations to the point that we can sell the Sentinel Messaging Services profitably for less than 50 percent of our competitors. We believe we can achieve this cost reduction by:

- Expanding the processing capacity of our Data Centers and improving the systems design of the computational subsystems used in our processing centers;

- By continuing to refine the development and performance of our proprietary technology in association with SUN Microsystems and our other strategic partners;

- Improving the efficiencies of our existing proprietary processes with additional refinement; and,

- Expanding our proprietary algorithms and architecture enabling us to increase our superior high performance through-put and connectivity, even in the event one or more of regional data centers suffers an outage or interruption.

     We believe that continued progress in all of these areas will enable Global Wataire to be a leader in the next generation cyber security products and messaging markets.

     We intend to continue to enhance the functionality of our individual SaaS services and, at the same time, continue to further broaden and integrate our systems as a whole. We intend to offer an even more comprehensive suite of messaging and content management products and services to help meet our customers' needs, including enhanced compliance data capture and archival systems, expanded secure internet voice communications, business continuation and disaster recovery, professional services and support that complement our products, we believe we are well-positioned to continue to develop and implement technological advances that improve the overall reliability of customers' messaging management and protection systems incorporating services and products.

     We are currently focused on improving the indexing and archiving efficiency of SENTINEL security designs and increasing the processing power and sensitivity of our data processing facilities. We intend to continue to develop new products that deliver increasing levels of performance in meeting key customer needs. We believe our continued participation in cyber security standard-setting bodies and activities will continue to be important as the industry develops, and we are participating in select areas that we believe will be relevant in our target markets and where we can contribute to and shape advances in cyber security and messaging technologies. Our research and development targets technology breakthroughs that are important to evolving applications in the commercial, governmental and military arenas, and we believe these research and development efforts will also have far-reaching relevance in all cyber communication markets.

EXPAND OUR ADDRESSABLE MARKET

     Our market is the Internet. Consequently, we have no geographic or industry boundaries. Currently, DigiTar supports professional and corporate clients in the United States, France, Canada, Brazil, and India and has successfully established services contracts with a diverse client base including: banking corporations, law firms, Internet services providers, municipal rapid transit authorities, financial lender companies, commercial trucking firms, and a myriad of specialty customers.

     A key element of our strategy going forward is to acquire compatible technologies to enhance our menu of services. We will seek out technologies that we can blend into our product line with a view to expanding our menu of services and products. We will look to license these technologies or, if the target technology happens to be held by a talented company with a compatible culture, we will seek to acquire that company and fold it into DigiTar.

     In addition to the SMB markets we intend to expand our focus to address new applications and markets with potentially large opportunities for DigiTar's technology. We believe that the current needs in national security and defense present such opportunities. We believe our technical expertise, knowledge of applications and comprehensive focus on all aspects of cyber security and cyber traffic management technology positions Global Wataire to benefit from the expansion of:

-    U.S. Department  of  Homeland  Security  -  Disaster  Recovery markets; and

-    Integrated  Municipal  Secure  Emergency  Communications  markets;

     We  anticipate  that  these  new  applications  and  markets  may  include:

-    Enhancement  of  CES/VoIP  -  Secure  VoIP  (Voice over Internet Protocol);

- Enhancement of SMS feature sets, including: Expansion of 3G wireless phone eMessaging markets;

-    Instant  Messaging  Systems  cyber  security;  and

- Expansion of Security Operations Centers to support expanding geographic customer base.

     We realize that cyber security cannot be static. To be effective it must be dynamic and proactive. As the cyber communications market evolves with ever increasing usage and complexity, cyber security eTraffic will be a critical component of every business function. We are dedicated to organizing our client's eTraffic, whether it is eMessage, Instant Messaging, Voice over Internet Protocol or future cyber messaging technology into a secure body of usable information and provide its clients with seamless access to that valuable body of information instantly.


                            INTENTIONALLY LEFT BLANK.

COMPETITOR TECHNOLOGY ANALYSIS

                            DigiTar                McAfee              SpamCop            Symantec            Postini
                                                  Mirapoint                               Ironport
                                                  Baracuda                              MessageLabs
--------------------------------------------------------------------------------------------------------------------------
     Spam Engine            SENTINEL            Spam Assassin      Realtime Black      Brightmail(R)        Proprietary
                            iSTAT(C)                                    List
-------------------  ----------------------  -------------------  -----------------  ------------------  -----------------
     Technology               DNA                   Rules            Black List           Bayesian          Proprietary
-------------------  ----------------------  -------------------  -----------------  ------------------  -----------------
    Dynamic Spam              YES                    NO                  NO                  NO                 NO
Trend Alignment(TM)
-------------------  ----------------------  -------------------  -----------------  ------------------  -----------------
  User Preferences   By Individual Profile    Global Rule Based   Global Rule Based  Global Rule Based   Global Rule Based
-------------------  ----------------------  -------------------  -----------------  ------------------  -----------------
        User                  YES                    NO                  NO           MessageLabs-Yes           Yes
    Self Service         Complete User        Requires Admin @     Requires Admin
                            Control             Server Level       @ Server Level
-------------------  ----------------------  -------------------  -----------------  ------------------  -----------------
  Automatic System            YES                    NO                  NO                  ?                   ?
     Learning         SENTINEL Auto Learns
                              from
                      User Preferences and
                            Actions
-------------------  ----------------------  -------------------  -----------------  ------------------  -----------------
     Personal                 YES                    NO                   ?                 Yes                 Yes
    White List          Tailored to User     User Must Mark Each
                          Preferences            Message for
                                             White/Black Listing
-------------------  ----------------------  -------------------  -----------------  ------------------  -----------------
     Automatic                YES                    NO                  NO                 Yes                 Yes
    Quarantine                                  Sys Re-labels
                                              Message "Subject
                                                 Line" Only
-------------------  ----------------------  -------------------  -----------------  ------------------  -----------------
  Secure Personal             YES               NO Quarantine             ?             MessageLabs-            Yes
    Quarantine                                                                              Yes
-------------------  ----------------------  -------------------  -----------------  ------------------  -----------------
   Spam Isolated              YES                    NO                  NO          Symantec/Ironport          Yes
                     Outside of the User's     Spam is handled                               NO
                            Network                 after                             MessageLabs-Yes
                                             penetrating User's
                                                   Network
-------------------  ----------------------  -------------------  -----------------  ------------------  -----------------
 Complete Content             YES                    NO                  NO                  NO                 NO
    Anti-Virus         Nested Attachments       Simple Virus                            Simple Virus       Simple Virus
    Protection           Included @ No          Protection @                            Protection @       Protection @
                        Additional Cost        Additional Cost                        Additional Cost     Additional Cost
-------------------  ----------------------  -------------------  -----------------  ------------------  -----------------
  Spam Catch Rate         99 percent +       Typ 85 percent -90    Typ 65 percent      Typ 87 percent     Typ 85 percent
     Accuracy                                      percent               80                  95                 95
                                               Plateaus @ ~95          Percent            Percent             Percent
                                                   percent
                                               with Full Time
                                                   Network
                                               Spam Personnel
--------------------------------------------------------------------------------------------------------------------------

RULE 144

     In general, Rule 144 promulgated by the United States Securities and Exchange Commission pursuant to the Securities Act, governs the sale of shares which have not been registered under the Securities Act. The shares of the common stock offered hereby have not been registered under the Securities Act and are, therefore, within the United States are subject to the restrictions on resale contained in Rule 144.

     We will publish information necessary as required by the Exchange Act to permit transfer of our common stock in accordance with Rule 144 of the Securities Act. However, the investor is cautioned that on the effective date of this report, there is only limited trading in the shares of our common stock.

EMPLOYEES

     Currently, we have three employees. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union.

TRANSFER AGENT

     On November 7, 2006, our board of directors approved the appointment of Transfer Online, Inc. as our transfer agent.

                                  RISK FACTORS

     This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this report. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

RISKS RELATING TO OUR BUSINESS

UNDER OUR BUSINESS PLAN, WE HAVE A LIMITED OPERATING HISTORY AND ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

     As of the date of this report, we had no business operations or revenues, and we are still in our formative stage. You should be aware of the difficulties, delays and expenses normally encountered by an enterprise many of which are beyond our control, including unanticipated expenses, employment costs, and administrative expenses. It is possible that our proposed business plan as described in this report will not materialize or prove to be successful or operate profitably. If we cannot operate profitably, you could lose your entire investment.

UNLESS WE GENERATE ADDITIONAL CAPITAL THROUGH REVENUES OR FINANCINGS, WE RISK FAILURE.

     We expect to incur significant capital expenses in pursuing our plans to increase sales volume, expanding our products and services and obtaining additional financing through stock offerings, or other feasible financing alternatives. We may also seek funding for the development and marketing of our products and services through strategic partnerships and other arrangements with investment partners. It is possible that such collaborative arrangements or additional funds will not be available when needed, or on terms acceptable to us, if at all. In order to continue our operations, we will require additional funds over the next 12 months. As of the date of this report, we estimate our need for additional funds will be $5,000,000. We hope to be able to generate the funds necessary to maintain our operations through revenues and borrowings. However, without additional funds there will be a limitation to the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operational goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase in revenues, our business may fail.

OUR INDEPENDENT AUDITORS HAVE INCLUDED A GOING CONCERN OPINION AND RELATED DISCUSSION IN THE NOTES TO OUR FINANCIAL STATEMENTS.

     It should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. We have incurred net losses of ($385,440), ($1,131,102) and ($198,378) for the fiscal years ended August 31, 2004, August 31, 2005, and August 31, 2006, respectively. Our working capital deficit as of August 31, 2006 is ($600,416). Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements. We may continue to incur losses as we spend additional capital to develop and market our products and services and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Any of these factors could cause our stock price to decline and result in your losing a portion or all of your investment.

NEED FOR ADDITIONAL SPECIALIZED PERSONNEL.

     Although we are committed to the continued development and growth of our business, the addition of specialized key personnel to assist Global Wataire in the execution of our business model is necessary. It is possible that we will not be able to locate and hire such specialized personnel on acceptable terms. We will make every effort to recruit executives with proven experience and expertise as needed to achieve our plan.

DEPENDENCE ON ABILITY TO MARKET PRODUCTS AND SERVICES.

     Due to our limited resources, the execution of our business model and sales and marketing of our products and services has been limited to date. Our success is dependent upon our ability to execute with such limited resources.

WE MAY NOT BE ABLE TO DEVELOP A MARKET FOR OUR PRODUCTS AND SERVICES, WHICH WILL MOST LIKELY CAUSE OUR STOCK PRICE TO DECLINE.

     The demand and price for our products and services will be based upon the existence of markets for them. The extent to which we may gain a share of our intended markets will depend, in part, upon the cost effectiveness and performance of our products and services when compared to alternative products and services, which may be conventional or heretofore unknown. If the products and services of other companies provide more cost-effective alternatives or otherwise outperform our products and services, the demand for our products and services may be adversely affected. Our success will be dependent upon market acceptance of our products and services. Failure of our products and services to achieve and maintain meaningful levels of market acceptance would materially and adversely affect our business, financial condition, results of operations and market penetration. This would likely cause our stock price to decline.

WE MAY HAVE DIFFICULTY IN ATTRACTING AND RETAINING MANAGEMENT AND OUTSIDE INDEPENDENT MEMBERS TO OUR BOARD OF DIRECTORS AS A RESULT OF THEIR CONCERNS RELATING TO THEIR INCREASED PERSONAL EXPOSURE TO LAWSUITS AND STOCKHOLDER CLAIMS BY VIRTUE OF HOLDING THESE POSITIONS IN A PUBLICLY HELD COMPANY.

     The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently do carry limited directors and officers liability insurance. Directors and officers liability insurance has recently become much more expensive and difficult to obtain. If we are unable to continue or provide directors and officers liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

     We may lose potential independent board members and management candidates to other companies that have greater directors and officers liability insurance to insure them from liability or to companies that have revenues or have received greater funding to date which can offer greater compensation packages. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

LEGISLATIVE ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings, which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives have increased our general and administrative costs as we have incurred increased legal and accounting fees to comply with such rule changes. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America, and adversely affect our operating results.

PROPRIETARY  RIGHTS.

     We intend to closely monitor competing product introductions for any infringement of our proprietary rights. We believe that, as the demand for products such as those developed by Global Wataire increase, infringement of intellectual property rights may also increase. If certain industry competitors infringe on our proprietary rights, they may have substantially greater financial, technical, and legal resources than we, which could adversely affect our ability to defend our rights. In addition, we could incur substantial costs in defending our rights.

DEPENDENCE  ON  KEY  EMPLOYEES.

     Our business is dependent upon our senior executive officers, principally, Sydney Harland, our president and chief executive officer, who is responsible for our operations, including marketing and business development, and Edmund Gorman, our chief financial officer, sectary and treasurer. Should Messrs. Harland and/or Gorman leave our employ, our business may be adversely affected. In the event of future growth in administration, marketing, manufacturing and customer support functions, we may have to increase the depth and experience of our management team by adding new members. Our success will depend to a large degree upon the active participation of our key officers and employees. Loss of services of any of the current officers and directors, especially Messrs. Harland and Gorman, could have a significant adverse effect on our operations and prospects. There can be no assurance that we will be able to employ qualified persons on acceptable terms to replace officers who become unavailable.

CERTAIN NEVADA CORPORATION LAW PROVISIONS COULD PREVENT A POTENTIAL TAKEOVER, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     We are incorporated in the State of Nevada. Certain provisions of Nevada corporate law could adversely affect the market price of our common stock. Because Nevada corporate law, NRS Sections 78.378 to 78.3793, contain provisions with respect to acquisition of a controlling interest in a corporation, it would be more difficult for someone to acquire control of Global Wataire. Nevada corporate law also discourages proxy contests making it more difficult for you and other stockholders to elect directors other than the candidate or candidates nominated by our board of directors.

TAXATION OF DIVIDENDS.

     In the absence of an applicable treaty between the United States and the government of the country of which a stockholder is a citizen, if such stockholder is not a United States citizen or a resident alien of the United States, pursuant to United States income tax law, all dividends payable by Global Wataire on our capital stock to any such stockholder are subject to a withholding rate of 30 percent. As of the effective date of this report, there is no way to determine which of our potential stockholders may be subject to the 30 percent withholding requirement.

FINANCIAL  PROJECTIONS;  DISTRIBUTIONS  OF  CASH.

     Any projections and related assumptions discussed in this report were based on information about circumstances and conditions existing as of the date of this report. The projections and estimated financial results are based on estimates and assumptions that are inherently uncertain and, though considered reasonable by us, are subject to significant business, economic, and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control. Accordingly, there can be no assurance that the projected results will be realized or that actual results will not be significantly lower than projected. We do not intend to update the projections. The inherent uncertainties in results increase materially for years closer to the end of the projected period. Neither we nor any other person or entity assumes any responsibility for the accuracy or validity of the projections.

RISKS  RELATING  TO  OUR  STOCK

OUR COMMON STOCK IS THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE
DESIRE  TO  LIQUIDATE  YOUR  SHARES.

     Our common stock has historically been sporadically or "thinly-traded" on the Over the Counter Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. As of August 31, 2006, our average trading volume per day for the past three months was approximately 875 shares a day with a high of approximately 60,900 shares traded and a low of no shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

     As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that current trading levels will continue.

THE MARKET PRICE FOR OUR COMMON STOCK IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF NET REVENUES WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON STOCK MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET.

     The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the period from April 17, 2006 until August 31, 2006, the high and low sale prices of a share of our common stock were $1.01 and $0.30, respectively, after taking into account the one for 1,000 reverse split of our common stock which occurred on April 17, 2006. The volatility in our share price is attributable to a number of factors. First, as noted above, the shares of our common stock are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

     Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

YOU MAY BE UNABLE TO SELL YOUR COMMON STOCK AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

     The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market price, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

VOLATILITY IN OUR COMMON STOCK PRICE MAY SUBJECT GLOBAL WATAIRE TO SECURITIES LITIGATION.

     The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

VOTING CONTROL OF OUR COMMON STOCK IS POSSESSED BY BETTY-ANN HARLAND. ADDITIONALLY, THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF GLOBAL WATAIRE THAT MIGHT OTHERWISE RESULT IN YOUR
RECEIVING  A  PREMIUM  OVER  THE  MARKET  PRICE  FOR  YOUR  COMMON  STOCK.

     The voting control of our common stock is in Betty-Ann Harland, our chairman and wife of Sydney A. Harland, our president and chief executive officer. Ms. Harland owns 65,000 shares of our Series A preferred stock and 1,000,000 shares of our Series B preferred stock. A holder of shares of our Series A preferred stock is entitled to the number of votes equal to the number of shares of the Series A preferred stock held by such holder multiplied by 200 on all matters submitted to a vote of our stockholders. A holder of shares of the Series B preferred stock is entitled to the number of votes equal to the number of shares of the Series B preferred stock held by such holder multiplied by 500 on all matters submitted to a vote of our stockholders. Consequently, as of the date of this report, Ms. Harland the right to vote 513,000,000 shares of our common stock, a number in excess of our currently issued and outstanding shares of common stock. The result of Ms. Harland's voting control is that she has the ability to control all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions. Additionally, this concentration of voting power could discourage or prevent a potential takeover of Global Wataire that might otherwise result in your receiving a premium over the market price for your common stock.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Because we are a newly operational company, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. We may be unable to secure additional financing on favorable terms or at all.

     Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations, which would have a material negative effect on operating results and most likely result in a lower stock price.

OUR ISSUANCE OF ADDITIONAL COMMON STOCK IN EXCHANGE FOR SERVICES OR TO REPAY DEBT, WOULD DILUTE YOUR PROPORTIONATE OWNERSHIP AND VOTING RIGHTS AND COULD HAVE A NEGATIVE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

     Our board may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. For the past three years and for the twelve month period ended August 31, 2006, we issued no common stock for debt. For the past four years ended August 31, 2006, we issued a total of 16,325 shares in payment for services. It is likely that we will issue additional securities to pay for services and reduce debt in the future. It is possible that we will issue additional shares of common stock under circumstances we may deem appropriate at the time.

THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER OUR ARTICLES OF INCORPORATION AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO OUR DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY GLOBAL WATAIRE AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES.

     Our articles of incorporation contain provisions, which eliminate the liability of our directors for monetary damages to Global Wataire and our stockholders. Our bylaws also require Global Wataire to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in Global Wataire incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage Global Wataire from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit Global Wataire and our stockholders.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF ADDITIONAL SHARES OF OUR PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK.

     Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing additional shares of preferred stock at the present time. Any issuance of additional shares of preferred stock could adversely affect the rights of holders of our common stock.

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in our stock would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD, WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as Global Wataire, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

     We have filed Form 12b-25, Notification of Late Filing (which requests an extension to file) two times with respect to our Form 10-KSB for the fiscal years ended August 31, 2003 and August 31, 2004 and four times with respect to our Form 10-QSB for the fiscal quarters ended May 31, 2003, November 30, 2003, May 31, 2004, and February 28, 2005.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to Global Wataire, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as the current bid and ask price of our common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

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

THE MARKET FOR PENNY STOCKS HAS SUFFERED IN RECENT YEARS FROM PATTERNS OF FRAUD AND ABUSE.

     Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

- Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

- Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

- Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

- Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

- The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

     Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

ITEM  2.     DESCRIPTION OF PROPERTY.

     Our corporate office is located at 534 Delaware Avenue, Suite 412, Buffalo, New York 14202, which we rent at the rate of $250.00 per month. In addition, we use approximately 400 square feet of office space at 5050 DeSorel, Suite 110 Montreal, Quebec, Canada H4P 1G5 and DigiTar, Inc. occupies approximately 2,500 square feet at 10306 West Emerald Street, Boise, Idaho 83704. We believe that all of our facilities are adequate for at least the next 12 months. We expect that we could locate other suitable facilities at comparable rates, should we need more space.

ITEM  3.     LEGAL  PROCEEDINGS.

     We are not engaged in any other litigation, and we are unaware of any claims or complaints that could result in future litigation. We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM  5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since April 17, 2006, following the change in our corporate name from International Development Corp. to Global Wataire, Inc., our common stock has been quoted on the OTC Bulletin Board under the symbol "GWTE.OB." Beginning in July 2001, until December 9, 2004, our symbol was "OZLU.OB." When we changed our corporate name from Ozolutions, Inc. to International Development Corp. on December 9, 2004, our symbol changed to "IDVL.OB." The following table sets forth, for the fiscal quarters indicated, the high and low bid prices. These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions. In reviewing the quotations, you should take into account that our common stock was the subject of a one for 1,000 reverse split on April 14, 2006. See "Description of Business." The effect of the reverse split was that our shares following the reverse split on April 14, 2006 are quoted at a price, which should be higher than that which obtained before the reverse split.

                                                 HIGH      LOW
                    FISCAL 2004
                    QUARTER ENDED:
                    November 30, 2003           $  0.16  $  0.05
                    February 29, 2004           $  0.09  $  0.03
                    May 31, 2004                $ 0.065  $  0.02
                    August 31, 2004             $ 0.045  $  0.01

                    FISCAL 2005
                    QUARTER ENDED:
                    November 30, 2004           $  0.01  $  0.01
                    February 28, 2005           $0.0024  $0.0022
                    May 31, 2005                $0.0007  $0.0006
                    August 31, 2005             $0.0007  $0.0006

                    FISCAL 2006
                    QUARTER ENDED:
                    November 30, 2005           $0.0015  $0.0006
                    February 28, 2006           $0.0008  $0.0003
                    May 31, 2006                $  1.01  $  0.18
                    August 31, 2006             $  0.51  $  0.12

     We currently have 483,404 shares of our common stock outstanding. Our shares of common stock are held by approximately 1,672 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. There is no trading market for the shares of our preferred stock.

     We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the board deem relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          PLAN CATEGORY          NUMBER OF SECURITIES TO BE       WEIGHTED-AVERAGE EXERCISE     NUMBER OF SECURITIES REMAINING
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING OPTIONS,    AVAILABLE FOR FUTURE ISSUANCE
                               OUTSTANDING OPTIONS, WARRANTS         WARRANTS AND RIGHTS           UNDER EQUITY COMPENSATION
                                         AND RIGHTS                                               PLANS (EXCLUDING SECURITIES
                                                                                                   REFLECTED IN COLUMN (A))
                                            (A)                              (B)                              (C)
    EQUITY COMPENSATION PLANS                0                               $0                                0
  APPROVED BY SECURITY HOLDERS

  EQUITY COMPENSATION PLANS NOT              0                               $0                                0
  APPROVED BY SECURITY HOLDERS

            TOTAL
                                             0                                -                                0

     On May 4, 2006, a Post-Effective Amendment No. 1 to the Registration Statement No. 333-121296 on Form S-8 filed on December 15, 2004 by International Development Corp. (now Global Wataire, Inc.) was filed to deregister 107,500 shares of the common stock of the registrant. Consequently, no further shares are registered under the Registration Statement.

RECENT SALES OF UNREGISTERED SECURITIES

     None.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

     There were no purchases of our equity securities by Global Wataire or any affiliated purchasers during any month within the fourth quarter of the fiscal year covered by this Annual Report.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In this report, we make a number of statements, referred to as "forward-looking statements" which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to Global Wataire and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.

     You can generally identify forward-looking statements through words and phrases such as "seek," "anticipate," "believe," "estimate," "expect," "intend," "plan," "budget," "project," "may be," "may continue,"

"may likely result," and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of Global Wataire, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

- Whether or not markets for our products and services develop and, if they do develop, the pace at which they develop;

- Our ability to attract and retain the qualified personnel to implement our growth strategies;

-    Our ability to fund our short-term and long-term financing needs;

-    Competitive factors;

-    General economic conditions;

-    Changes in our business plan and corporate strategies; and

- Other risks and uncertainties discussed in greater detail in the sections of this report, including those captioned "Risk Factors" and "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

- Additionally, the following discussion regarding our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained in Item 1 of
     Part I of this Form 10-QSB, as well as the consolidated financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended August 31, 2005.

     Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning Global Wataire and our business made elsewhere in this report as well as other pubic reports filed with the United States Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

OVERVIEW

     Plan of Operations. Our proposed plan of operations for the next 12 months is to further develop our plans to make acquisitions, achieve profitability and improve the availability of working capital. We have identified the following steps in order to accomplish the plan:

- First, we must increase revenues at our subsidiary DigiTar, Inc., while at the same time maintain or improve gross margins.

- Second, we must control and in some cases reduce general and administrative expenses while growing our business.

- Third, we must find additional sources of working capital, through both debt and equity transactions, to fund our day to day operations as well as acquisitions.

     Profitability. Profitability is directly dependent upon our ability to manage our business consistent with our business strategy, which is described in "Description of Business" in this report.

RESULTS OF OPERATIONS

     Since we have made a significant change in our business and management, the results of our previous operations may not be material to our future operations. However, the previous results of operations may be relevant to an investor's decision to purchase shares of our common stock offered hereby. Any potential investor should be aware that we have ceased all previous business and will focus on development and planned sale and distribution of our subsidiary DigiTar Inc.

COMPARISON OF CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2006 AND AUGUST 31, 2005

     Due to the Sale of Freshwater Technologies, revenues for both of the years ended August 31, 2006 and 2005, were $0. Cost of goods sold was $0 and $586 for the years ending August 31, 2006 and 2005, respectively. Gross profit was $0 and ($586) for fiscal 2006 and 2005, respectively.

     The net loss for the year ended August 31, 2006 was $198,378 compared to a net loss of $1,131,000 for the year ended August 31, 2005. Expenses for the year ended August 31, 2006 decreased $528,854 over the year ended August 31, 2005. Decreases in consulting expenses of $111,007, general and administrative costs of $1,186, marketing expenses of $125,000 and restructuring expenses of $305,000 can be directly attributable to the costs involved in the decision to market water purification and activation products through our wholly-owned subsidiary, Freshwater Technologies, Inc. Interest expense for the year ended August 31, 2006 increased $13,000 over fiscal 2005 as a result of the increase in the outstanding balances owing to directors and a stockholder.

     For the years ended August 31, 2006 loss from discontinued operations was $0 as compared to $143,000 for the year ended August 31, 2005. As mentioned above, this was a direct result of the sale of Freshwater Technologies which was a gain to the company of $194,742 for the year ended August 31, 2006. A gain on the sale of the company's subsidiary stock investment in Atlantic of $65,618, also contributed to reducing the net loss for the year ended August 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON FOR THE FISCAL YEARS ENDED AUGUST 31, 2006 AND AUGUST 31, 2005

     Our operations used approximately $328,000 in cash during the year ended August 31, 2006. Cash required during the year ended August 31, 2006 came principally from the proceeds from director and stockholder advances of $328,000.

     In pursuing our marketing and sale of our products under our new business plan, we estimate our operational expenses during the next 12 months will be approximately $2,500,000.

     As discussed by our accountants in the audited financial statements included in this report, our revenues are currently insufficient to cover our costs and expenses and our lack of sources of revenue raise substantial doubts about our ability to continue as a going concern.


     Pursuant to this report, we are attempting to raise additional capital. In addition, certain of our directors and stockholders may continue to provide Global Wataire with the funds needed to continue our development and operations. To the extent our revenue shortfall exceeds our capital raising efforts and the willingness and ability of our directors and stockholders to continue providing Global Wataire the funds needed, we anticipate raising any necessary capital from other outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

REGULATION S OFFERING IN EUROPE

     On October 23, 2006, we began an offering of 10,000,000 shares of our common stock to European investors, pursuant to Regulation S promulgated under the Securities Act. Each share was offered at $0.50 per share. If the maximum number of shares is sold under the offering, we will raise $5,000,000. As of the date of this report no shares have been sold. The shares are to be sold in offshore transactions to non-U.S. persons who are qualified investors and who are deemed acceptable by Global Wataire. The entire amount of the purchase price for the common stock must be paid upon the execution and delivery to us of a subscription agreement as more fully described herein.

     The shares will be sold on a "best efforts" basis on the Berlin Stock Exchange in Berlin, Germany through various authorized selling agents. All cash payments for the shares will be immediately available for use by Global Wataire without the use of any escrow agent. We may sell less than the minimum amount to an investor.

     The subscription period began on October 23, 2006 and will terminate, if not sooner terminated, at 5:00 p.m., Berlin, Germany time, on June 30, 2007, unless extended, with or without notice, until 5:00 p.m., Berlin, Germany time, on August 31, 2007. However, at any time before the maximum number of shares of the common stock has been sold, we may terminate the offering.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies include revenue recognition and impairment of long-lived assets.

     We recognize revenue in accordance with Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements." Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

     We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123 - "Accounting for Stock-Based Compensation," providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM  7.     FINANCIAL  STATEMENTS.

     The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F 1 through F 20.

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

                                    PART III

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table furnishes the information concerning our directors and officers.

                NAME         AGE              POSITION                DIRECTOR SINCE
          -----------------  ---  ----------------------------------  --------------
          Betty-Ann Harland  54               Chairman                     2004
          Sydney A. Harland  55   President, Chief Executive Officer       2006
                                            and Director
           Edmund Gorman     60   Chief Financial Officer, Secretary       2006
                                            and Director
           Robert Glassen    59               Director                     2006
          Arthur N. Kelly    44               Director                     2004
           Richard Proulx    52               Director                     2005
          Mark Hollingworth  47            Vice President                  N/A

     The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors. The number of the directors may be fixed from time to time by resolution duly passed by our board. Each director is elected for a period of one year at the annual meeting of our stockholders, and will hold office for the term for which elected and until his successor is elected and qualified or until his earlier death, resignation or removal. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may generally be filled by a majority of the directors then remaining in office. The directors elect officers annually. Betty-Ann Harland and Sydney A. Harland are married. Otherwise, there are no family relationships among our directors and officers.

     We may employ additional management personnel, as our board of directors deems necessary. We have not identified or reached an agreement or understanding with any other individuals to serve in management positions, but do not anticipate any problem in employing qualified staff.

     A description of the business experience during the past several years for each of our directors and executive officers is set forth below.

     Betty-Ann Harland has 31 years of experience in a variety of senior management positions. Prior to joining our board, she was vice-president of Ameri-can Equipment Sales and Leasing. From 1988 to 1993, she worked in finance and insurance and sales consulting for Decarie Motors, of Montreal, Quebec. From 1994 until 1995, she was a finance and insurance specialist for Addison Bay, of Toronto, Ontario.

     Sydney A. Harland has over 20 years of business experience, primarily in management of new innovative product solutions, in the railway, telecommunications, electrical utilities and mining industries. Mr. Harland is an entrepreneur who ran his own company, Ameri-Can Equipment Sales & Leasing Inc. for almost 20 years - until 2005. Between 1995 and 2000, Mr. Harland also worked on a consulting basis for Ontario Power Generation's technology lab where he was mandated to develop marketing and commercialization plans for OPG's specialized technology and customer service offerings. In 1998 he co-founded ARS Networks and served as chairman, president and chief executive officer on a consulting basis. ARS was a fully reporting publicly traded company that was engaged in the design and development of advanced railway communications and data management systems. He holds two patents and has been elected a member of the Canadian Institute of Marketing and the American Railway Engineering and Maintenance-of-Way Association.

     Mr. Gorman has 30 years of progressing experience in corporate finance, organizational development and strategic planning. In 1973 he joined Delloite Touche and in 1978 moved to Morrison Knudsen Corporation in Boise, Idaho, where he worked for almost 20 years in various executive positions, starting with the company as international legal and tax counsel he rose to become senior vice president, chief financial officer and treasurer. In

1995, Mr. Gorman joined American Ecology Corporation of Houston, Texas, a NASDAQ company specializing in nuclear, medical waste hazardous waste disposal, serving first as a chief financial officer and then president and chief operating officer. In 1997, Mr. Gorman founded E.J Gorman & Associates, a financial and legal consulting firm specializing in project financing, company start-ups and organizational development. He holds degrees of Bachelor of Science and Doctor of Jurisprudence from the University of Oregon and a Post Doctorate (L.L.M.) in Law from New York University.

     Mr. Glassen served as a member of the Florida House of Representatives Staff, House Natural Resources Committee, Tallahassee, Florida. In 1978 he joined Dames & Moore, Boca Raton, Florida, as a Senior Geologist. In 1985, he joined O.H. Materials Corporation (OHM) as a Regional Manager. In 1990 he joined Steffen, Robertson and Kirsten US, Inc. (a company specializing in environmental and engineering consulting for the mining industry) as executive vice-president and chief operating officer. In 1993 he was recruited by Ogden Environmental where he was a vice president and general manager of their Oak Ridge, Tennessee office. In 1997, he joined SCIENTECH, Inc. where he served as a general manager of Grant Environmental, general manager of the Utility Security Services Division, and vice president, sales and marketing on assignment with Ontario Power Generation's Kinectrics subsidiary. From 2002 to present, he was president of Timberline Ridge Consulting, where he was a consultant to Enertech (a division of Curtiss Wright) identifying opportunities and executing nationwide sales of engineering and technical service to U.S. nuclear power plants. He holds degrees of Bachelor of Arts from Villanova University of Pennsylvania, a Masters degree from the University of Virginia and has completed post graduate studies in geology at Florida State University.

     Arthur N. Kelly has 18 years of marketing, sales and management experience and is currently vice president of sales-North America for ELTEK Energy where he is responsible for the development and growth of all ELTEK Energy sales in the U.S and Canadian markets. He attended Concordia University in Montreal where he earned his bachelor of business administration degree. Mr. Kelly held various sales and management positions with Marconi Communications from 1988 to 2001 where he was responsible for sales of power generation and communication supplies to major North American communications companies. Mr. Kelly was a sales a manager for S.N.P Associates in France from 1986 to 1988 and also district sales manager for Pylon Electronics in Montreal, Quebec from 1985 to 1986.

     Richard Proulx has a background in marketing and sales and presently is director of sales of Cash Acme, Canada, a division of Reliance Manufacturing, a world-wide Australian based specialty water valve manufacturer supplying its products to the commercial and residential building industry. Prior to joining Cash Acme, Canada, Mr. Proulx was North American sales manager for Reliance Manufacturing's product launch and North American distribution network. From 1998 to 2002, he was general sales manager of IIG Specialties responsible for introducing new industrial products to the North American market and managing U.S and Canadian sales operations for existing product lines. From 1985 to 1997, Mr. Proulx was president and founder of Terval Sales and Services, a plumbing and heating manufacturer's sales agency in Toronto. He received his C.E.T. in mechanical building sciences from St. Laurent College in 1974 and his diplomas in business administration from Vanier College in 1976.

     Mark Hollingworth is the founder of 5i Strategic Affairs, a management consulting firm specializing in leading and facilitating the strategic planning and implementation process for blue chip and promising start up companies. Recent clients have included the Government of Canada, Hydro-Quebec, Ivaco Inc, Kruger Inc, McGill University, Option Consommateurs, Setym International, and many other smaller companies and start-ups. Mr. Hollingsworth also lectures at McGill University where he teaches Strategic Management/Leadership, Technological Entrepreneurship and Technology Impact Assessment in several different faculties. He is the author of the book "Growing People, Growing Companies" and has also had articles published in the Globe & Mail and the Ivey Business Journal.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission. Such persons are also required to furnish Global Wataire with copies of all forms so filed.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

COMMITTEES OF THE BOARD OF DIRECTORS

     Compensation Committee. Our board of directors has created a compensation committee which makes recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. The members of the committee are Arthur Kelly, as chairman, and Richard Proulx. We have adopted a charter for the compensation committee.

     Audit Committee. Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by Global Wataire (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. The audit committee also reviews and evaluates our internal control functions. The members of the committee are Arthur Kelly, as chairman, and Richard Proulx. We have adopted a charter for the audit committee.

     Audit committee members shall meet the requirements of the National Association of Securities Dealers and the criteria set forth below. The audit committee shall be comprised of two or more directors as determined by the board of directors, each of whom shall be independent non-executive directors, free from any relationship that would interfere with the exercise of his independent judgment. All members of the audit committee shall have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the audit committee shall have accounting or related financial management expertise.

Specifically, the audit committee:

- Review and reassess the adequacy of its charter at least annually. Submit the charter to the board of directors for approval and have the document published at least every three years in accordance with the Securities and Exchange Commission regulations.

- Review our annual audited financial statements prior to filing or distribution. Review should include discussion with management and independent auditors of significant issues regarding accounting principles, practices and judgments.

- In consultation with the management and the independent auditors, consider the integrity of Global Wataire's financial reporting processes and controls. Discuss significant financial risk exposures and the steps management has taken to monitor, control and report such exposures. Review significant findings prepared by the independent auditors together with management's responses including the status of previous recommendations.

- The independent auditors are ultimately accountable to the audit committee and the board of directors. The audit committee shall review the independence and performance of the auditors and annually recommend to the board of directors the appointment of the independent auditors or approve any discharge of auditors when circumstances warrant.

- Approve the fees and other significant compensation to be paid to the independent auditors.

- On an annual basis, the audit committee should review and discuss with the independent auditors all significant relationships they have with Global Wataire that could impair the auditors' independence.

- Review the independent auditors' audit plan, and discuss scope, staffing, locations, reliance upon management and internal audit and general audit approach.

- Prior to releasing the year-end earnings, discuss the results of the audit with the independent auditors. Discuss certain matters required to be communicated to audit committees in accordance with the American Institute of Certified Public Accountants Statement of Auditing Standards No. 61.

- Consider the independent auditors' judgment about the quality and appropriateness of our accounting principles as applied in its financial reporting.

     The members of the audit committee are independent as defined under Rule 4200(a)(15) of the NASD's listing standards.

     Our board of directors has determined that Mr. Kelly is a financial expert. In addition, Mr. Kelly is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. In order to be considered to be independent, a member of an audit committee of a listed issuer that is not an investment company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee:

- Accept directly or indirectly any consulting, advisory, or other compensatory fee from the issuer or any subsidiary thereof, provided that, unless the rules of the national securities exchange or national securities association provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the listed issuer (provided that such compensation is not contingent in any way on continued service); or

-    Be an affiliated  person  of  the  issuer  or  any  subsidiary  thereof.

     As defined by the Exchange Act, an audit committee financial expert means a person who has the following attributes:

- An understanding of generally accepted accounting principles and financial statements;

- The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

- Experience in preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities;

- An understanding of internal controls and procedures for financial reporting; and

-    An understanding  of  audit  committee  functions.

     Mr. Kelly has acquired the status of financial expert through experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions, and overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements.

     Nominating Committee. Our board of directors has created a nominating committee which exercises the power and authority to recommend the appropriate size and composition of our board, nominees for election to our board, and nominees for election to the committees. We have not yet formed the committee. We have adopted a charter for the nominating committee.

     Executive Committee. Our board of directors has created an executive committee which exercises all the powers and authority of our board between regular or special meetings of the board in the management of our business and affairs, except to the extent limited by Nevada law. We have not yet formed the committee. We have adopted a charter for the executive committee.

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

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by Global Wataire;

-    Compliance  with  applicable  governmental  laws,  rules  and  regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability  for  adherence  to  the  code.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 534 Delaware Avenue, Suite 412, Buffalo, New York 14202, telephone (716) 332 7150.

ITEM  10.     EXECUTIVE  COMPENSATION.

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Global Wataire and our subsidiaries for the fiscal years ended August 31, 2006, 2005 and 2004.

                                   Summary Compensation Table
------------------------------------------------------------------------------------------------
                                 Annual Compensation                Long Term Compensation
                             ----------------------------  -------------------------------------
                                                                   Awards               Payouts
                                                           --------------------------  ---------
                                                           Restricted    Securities
                                                              Stock      Underlying      LTIP
Name and Principle                          Other Annual    Award(s)    Options/SARs    Payouts
     Position          Year  Salary  Bonus  Compensation      (US$)          (#)         (US$)
---------------------  ----  ------  -----  -------------  -----------  -------------  ---------
Sydney Harland (2)     2006    0       0          0             0             0            0
Chief Executive        2005   N/A     N/A        N/A           N/A           N/A          N/A
Officer and Director   2004   N/A     N/A        N/A           N/A           N/A          N/A

Betty Harland (1)      2006    0       0      $232,000          0             0            0
and Director           2005    0       0      $251,667          0             0            0
                       2004    0       0         N/A            0             0            0

Max Weissengruber      2006    0       0          0            N/A            0            0
(3) President, COO &   2005    0       0       $94,974         N/A            0            0
Director               2004    0       0          0             0             0            0

Edmund Gorman (2)      2006   N/A     N/A        N/A           N/A           N/A          N/A
Chief Financial        2005   N/A     N/A        N/A           N/A           N/A          N/A
Officer                2004   N/A     N/A        N/A           N/A           N/A          N/A

D. Brian Robertson     2006   N/A     N/A        N/A           N/A           N/A          N/A
(3) Chief Financial    2005    0       0       $94,974         N/A            0            0
Officer                2004    0       0         N/A                          0            0
------------------------------------------------------------------------------------------------

(1)  Ms. Harland's employment contract commenced on October 1, 2004.
(2) Messrs. Harland and Gorman do not have employment contracts at the time of this report.
(3)  Mr. Robertson's and Mr. Weissengruber's contracts were terminated in 2006.

     We have no long-term incentive compensation plan for our executive officers and employees. In addition, we do not award stock appreciation rights or long term incentive plan pay-outs.

OPTIONS GRANTED TO EMPLOYEES IN FISCAL 2006

     No stock options were granted to executive employees during fiscal year ended August 31, 2006.

COMPENSATION OF DIRECTORS

     In the fiscal year ended August 31, 2006, we paid no compensation to our directors for their services as directors.

EMPLOYMENT AGREEMENTS

     On October 1, 2004, we executed an agreement with Ms. Harland whereby she would perform various consulting services to Global Wataire for a period of five years commencing on October 1, 2004. We agreed to pay Ms. Harland the sum of $220,000 annually, at the rate of $18,333.33 monthly. Our board of directors will review this fee from time to time. In addition, Ms. Harland was granted a $50,000 signing bonus and is entitled to a bonus of up to 50 percent of her annual compensation if and when granted by our board of directors subject to the achievement of annual performance criteria as approved by the board. Ms. Harland's duties include (i) execution of our business plan and implementing controls and procedures to ensure structured growth; (ii) identification and performance of due diligence of potential merger and acquisitions targets for our board of directors to review; (iii) developing customer relations and awareness; (iv) developing and maintaining government public relations; and (v) any other duties as determined by our board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table presents information regarding the beneficial ownership of all shares of our common stock by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially outstanding shares of our preferred stock;

-    Each director;

-    Each named  executive  officer;  and

-    All directors  and  officers  as  a  group.

                                                 SHARES OF COMMON STOCK     SHARES OF PREFERRED STOCK
                                                 ----------------------     -------------------------
          NAME OF BENEFICIAL OWNER (1)            BENEFICIALLY OWNED (2)     BENEFICIALLY OWNED (2)
          ----------------------------            ----------------------     ----------------------
                                                  NUMBER        PERCENT        NUMBER       PERCENT
                                               ------------  -------------  ------------  ------------
Betty-Ann Harland (3) (5) (6)                      -0-            -0-        1,000,000        100
Betty-Ann Harland (4) (5) (6)                      -0-            -0-          65,000          65
Sydney A. Harland (5)                              -0-            -0-           -0-           -0-
Edmund Gorman                                      -0-            -0-           -0-           -0-
Robert Glassen                                     -0-            -0-           -0-           -0-
Arthur N. Kelly                                    -0-            -0-           -0-           -0-
Richard Proulx                                     -0-            -0-           -0-           -0-
Mark Hollingworth                                  -0-            -0-           -0-           -0-
                                               ------------  -------------  ------------
All officers and directors as a group (seven
persons)                                           -0-            -0-        1,065,000
                                               ============  =============  ============

--------------
(1) Unless otherwise indicated, the address for each of these stockholders is c/o Global Wataire, 534 Delaware Avenue, Suite 412, Buffalo, New York 14202. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this report, there were issued and outstanding 483,404 shares of our common stock, 100,000 shares of our Series A preferred stock, 1,000,000 shares of our Series B preferred Stock and 15,000,000 of our Series C preferred stock.
(3)  Series  B  preferred  stock.
(4)  Series  A  preferred  stock.
(5)  Mr. Harland  and  Ms.  Harland  are  married.
(6) Betty-Ann Harland is chairman of our board of directors. She holds no shares of our common stock, 65,000 shares of our Series A preferred stock and 1,000,000 shares of our Series B preferred stock, the ownership of which gives her the power to vote 513,000,000 shares of our common stock, which number exceeds the majority of the issued and outstanding shares of the common stock on the date of this report.

     Other as stated above:

- There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Global Wataire; and

- There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     On September 23, 2004, Betty-Ann Harland acquired 15,000,000 shares of our common stock, which represented 30.51 percent of our issued and outstanding common stock. Ms. Harland paid the sum of $25,000 for the shares. In January 2005, the 15,000,000 common shares were exchanged for 1,000,000 shares of our Series A preferred stock. In July 2005, our board of directors approved the surrendering and cancellation of 900,000 shares of Series A preferred stock held by Ms. Harland. In July, 2005, our board authorized the issuance of 1,000,000 shares of Series B preferred stock to Ms. Harland in consideration of $1,000 and the surrender of 900,000 shares of our Series A preferred stock. See "Description of Business - Change in Control."

     On January 11, 2006, we executed and closed an Asset Sale Agreement with Max Weissengruber, our president, chief operations officer and a director, and
D. Brian Robertson, our chief financial officer, with respect to the purchase of certain assets of Freshwater Technologies, Inc., our wholly-owned subsidiary. See "Description of Business - Previous Business." Our board of directors approved of the sale to Messrs. Weissengruber and Robertson on September 29, 2005, and as modified, on January 6, 2006.

ITEM  13.     EXHIBITS.

Exhibit No.                                           Identification of Exhibit
-----------  -----------------------------------------------------------------------------------------------------------

10.1*        Asset Purchase Agreement and Plan of Reorganization executed July 27, 2006 by and among Global
             Wataire, Inc., Atlantic Seaboard, Inc. and various other DigiTar parties, filed as exhibit 10.1 to Form 8-K on August 1, 2006, Commission File Number 000-31343.
23.1**       Consent of Independent Certified Public Accountants.
31.1**       Certification of Sydney A. Harland, Chief Executive Officer of Global Wataire, Inc., pursuant to 18
             U.S.C.  Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2**       Certification of Edmund J. Gorman, Chief Financial Officer of Global Wataire, Inc., pursuant to 18
             U.S.C.  Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1**       Certification of Sydney A. Harland, Chief Executive Officer of Global Wataire, Inc., pursuant to 18
             U.S.C.  Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2**       Certification of Edmund J. Gorman, Chief Financial Officer of Global Wataire, Inc., pursuant to 18
             U.S.C.  Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

--------------
*     Previously filed
**    Filed herewith

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

Audit Fees

     The aggregate fees billed by Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2005 were $25,000.

     The aggregate fees billed by Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2006 were $25,478.

Audit Related Fees

     The aggregate audit-related fees billed by Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2005 were $1,653 for review of SEC comment letter response.

     The aggregate audit-related fees billed by Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2006 were $2,454 for review of SEC comment letter response.

Tax Fees

     The aggregate tax fees billed by Rotenberg & Company, LLP for professional services rendered for tax services for fiscal year ended August 31, 2005 were $5,545.

     The aggregate tax fees billed by Rotenberg & Company, LLP for professional services rendered for tax services for fiscal year ended August 31, 2006 were $2,500.

All Other Fees

     There were no other fees billed by Rotenberg & Company, LLP for professional services rendered during the last two fiscal years, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: December 14, 2006
                                   By  /s/ Sydney A. Harland
                                       -----------------------------------------
                                       Sydney A. Harland, Chief Executive
                                       Officer


                                   By  /s/ Edmund J. Gorman
                                       -----------------------------------------
                                       Edmund J. Gorman, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                  TITLE                   DATE
---------------------  --------------------------  -----------------
/s/ Sydney A. Harland  President, Chief Executive  December 14, 2006
---------------------     Officer and Director
  Sydney A. Harland

/s/ Edmund J. Gorman    Chief Financial Officer,   December 14, 2006
---------------------    Secretary and Director
   Edmund J. Gorman

/s/ Betty-Ann Harland           Chairman           December 14, 2006
---------------------
  Betty-Ann Harland

  /s/ Robert Glassen            Director           December 14, 2006
---------------------
   Robert Glassen

 /s/ Arthur N. Kelly            Director           December 14, 2006
---------------------
   Arthur N. Kelly

 /s/ Richard Proulx             Director           December 14, 2006
---------------------
   Richard Proulx

                               GLOBAL WATAIRE INC.
               (FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
                             (A NEVADA CORPORATION)
                                BUFFALO, NEW YORK

                              ---------------------
                                FINANCIAL REPORTS
                                       AT
                                 August 31, 2006
                              =====================

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK

TABLE OF CONTENTS
-----------------------------------------------------------
Balance Sheets at August 31, 2006 and 2005                1

Statements of Changes in Stockholders' Deficit for the
  Years Ended August 31, 2006 and 2005                    2

Statements of Operations for the Years Ended
  August 31, 2006 and 2005                                3

Statements of Cash Flows for the Years Ended
 August 31, 2006 and 2005                                 4

Notes to Financial Statements                             6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Board  of  Directors  and  Stockholders
Global Wataire, Inc.
(formerly known as International Development Corp.)
(A Nevada Corporation)
Montreal,  Quebec,  Canada


     We have audited the accompanying balance sheets of Global Wataire, Inc. (formerly known as International Development Corp.) as of August 31, 2006 and 2005, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming Global Wataire, Inc. (formerly known as International Development
Corp.) will continue as a going concern. As discussed in Note E to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rotenberg &  Co., LLP
Rochester, New York
December 6, 2006

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


BALANCE SHEETS
=========================================================================================================

August 31,                                                                         2006          2005
---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                                      $         -   $       194
Accounts Receivable - Net of Allowance for Doubtful Accounts of
  $-0- and $180,995, respectively - Discontinued Operations                              -        15,678
Inventory - Discontinued Operations                                                      -       190,830
---------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                     -       206,702

OTHER ASSETS
Investment                                                                          65,618             -
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $    65,618   $   206,702
=========================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable                                                               $   157,253   $    74,066
Accounts Payable - Discontinued Operations                                               -        15,458
Accrued Expenses                                                                    18,500            --
Deferred Revenue - Discontinued Operations                                               -         7,037
Due to Directors                                                                   490,281       194,363
Due to Directors - Discontinued Operations                                               -       173,333
Due to Stockholder                                                                       -        27,728
Due to Stockholder - Discontinued Operations                                             -       145,212
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                  666,034       637,197
---------------------------------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT
Common Stock                $.001 Par; 800,000,000 Shares Authorized;
                            483,404 Issued and Outstanding, 20,000,000 Shares
                            Held in Escrow                                             484           484
Common Stock, Class B:      $.001 Par; 50,000,000 and -0- Shares
                            Authorized, respectively; and -0- Issued and
                            Outstanding, respectively.                                   -             -
Preferred Stock, Class A:   $.001 Par; 1,000,000 Shares Authorized;
                            100,000 Issued and Outstanding                             100           100
Preferred Stock, Class B:   $.001 Par; 5,000,000 Shares Authorized;
                            1,000,000 Issued and Outstanding                         1,000         1,000
Preferred Stock, Class C:   $.001 Par; 15,000,000 and -0- Shares
                            Authorized, respectively; and -0-
                            Issued and Outstanding, respectively.                        -             -
Preferred Stock, Class D:   $.001 Par;  13,000,000 and -0- Shares
                            Authorized, respectively; and -0-
                            Issued and Outstanding, respectively.                        -             -
Additional Paid-In Capital                                                       2,738,300     2,709,843
Accumulated Deficit                                                             (3,340,300)   (3,141,922)
---------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                       (600,416)     (430,495)
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $    65,618   $   206,702
=========================================================================================================

   The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
============================================================================================================================

                                       Common              Preferred Stock       Additional                       Total
                                        Stock               ($0.001 Par)         Paid - In     Accumulated    Stockholders'
                                    ($0.001 Par)       Class A         Class B    Capital        Deficit         Deficit
----------------------------------------------------------------------------------------------------------------------------
BALANCE - AUGUST 31, 2004           $         35   $             --   $     --  $ 1,925,233   $ (2,010,820)  $      (85,552)

Common Stock Issued for Cash                  15                  -          -       24,985              -           25,000

Preferred Stock Issued in Exchange
for Common Stock                             (15)             1,000          -         (985)             -                -

Return of  900,000 Shares for
Cancellation                                   -               (900)         -          900              -                -

Preferred Stock Issued for Cash                -                  -      1,000            -              -            1,000

Commitment for Purchase of
Share for Cancellation                         -                  -          -       (5,000)             -           (5,000)

Common Stock Issued in
  Exchange for  Services Rendered             10                  -          -       19,990              -           20,000

Common Stock Issued in Exchange
for Payment of Accounts Payable                6                  -          -        2,654              -            2,660

Stock Options Granted in Exchange
 for Services Rendered                         -                  -          -      108,014              -          108,014

Stock Options for 433,000
Shares Exercised                             433                  -          -      611,649              -          612,082

Capital Contribution -
Interest Expense                               -                  -          -       22,403              -           22,403

Net Loss                                       -                  -          -            -     (1,131,102)      (1,131,102)

BALANCE - AUGUST 31, 2005                    484                100      1,000    2,709,843     (3,141,922)        (430,495)

Capital Contribution -
Interest Expense                               -                  -          -       28,457              -           28,457

Net Loss                                       -                  -          -            -       (198,378)        (198,378)
----------------------------------------------------------------------------------------------------------------------------

BALANCE - AUGUST 31, 2006           $        484   $            100   $  1,000  $ 2,738,300   $ (3,340,300)  $     (600,416)
============================================================================================================================

   The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK

STATEMENTS OF OPERATIONS
====================================================================================

For the Years Ended August 31,                                 2006         2005
------------------------------------------------------------------------------------

REVENUES, NET                                               $       -   $         -

Cost of Goods Sold                                                  -           586
------------------------------------------------------------------------------------

GROSS PROFIT                                                        -          (586)

EXPENSES
Consulting Fees                                               220,000       331,007
Marketing, Including Amortization
  of Marketing Rights                                               -       125,226
General and Administrative                                    210,281       211,467
Interest Expense                                               28,457        15,011
Restructuring Charges                                               -       304,881
------------------------------------------------------------------------------------

TOTAL EXPENSES                                                458,738       987,592

LOSS FROM OPERATIONS BEFORE
  INCOME FROM SALE OF INVESTMENT                             (458,738)     (988,178)

Gain on Sale of Subsidiary Stock Investment                    65,618             -

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR TAXES                                        (393,120)     (988,178)

Provision for Taxes                                                 -             -

LOSS FROM OPERATIONS                                         (393,120)     (988,178)

DISCONTINUED OPERATIONS
Loss from Discontinued Operations                                   -      (142,924)

Gain from Sale of Net Assets of
  Subsidiary, Net of Taxes                                    194,742             -
------------------------------------------------------------------------------------

NET LOSS                                                    $(198,378)  $(1,131,102)
====================================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                           483,404       264,183

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED - CONTINUING OPERATIONS                 $   (0.41)  $     (4.28)
  BASIC AND DILUTED - DISCONTINUED OPERATIONS               $    0.40   $     (0.54)
====================================================================================

   The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


STATEMENTS OF CASH FLOWS
================================================================================

For the Years Ended August 31,                             2006         2005
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                $(198,378)  $(1,131,102)

NON-CASH ADJUSTMENTS:
Gain on Sale of Net Assets of Subsidiary                 (194,742)            -
Bad Debts Expense                                               -        14,065
Interest on Directors/Stockholder Loans                    28,457        22,403
Shares Issued to Consultants                                    -        20,000
Compensation Expense on Employee Stock Option Grants            -       108,014
Gain on Sale of Subsidiary Stock Investment               (65,618)            -

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                             -        (6,559)
Prepaid Expenses and Deposits                                   -        40,000
Inventory                                                       -        17,968
Accounts Payable                                           83,186        (1,322)
Accrued Expenses                                           18,500             -
--------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                 (328,595)     (916,533)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                            -             -
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock                          -        25,000
Proceeds from Issuance of Preferred Stock, Class B              -         1,000
Proceeds from Stock Options Exercised                           -       612,082
Payment for Purchase of Common Stock for Cancellation           -        (5,000)
Advances from Directors                                   328,401       446,684
Repayments to Directors                                         -      (228,885)
Advances from Stockholder                                       -       120,297
Repayments to Stockholder                                       -       (54,684)
--------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                  328,401       916,494
--------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (194)          (39)

Cash and Cash Equivalents - Beginning of Year                 194           233
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                 $       -   $       194
================================================================================

                                                                   - continued -
                                                                   -------------

   The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


STATEMENTS OF CASH FLOWS - CONTINUED
========================================================================================

For the Years Ended August 31,                                           2006      2005
----------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
========================================================================================

Interest Paid                                                         $       -   $    -

Income Taxes Paid                                                     $       -   $    -
========================================================================================


NON-CASH INVESTING AND FINANCING ACTIVITIES
========================================================================================

ACQUISITION OF MARKETING RIGHTS VIA ISSUANCE OF PREFERRED STOCK       $  15,000   $    -

TERMINATION OF MARKETING RIGHTS VIA CANCELLATION OF PREFERRED STOCK   $ (15,000)  $    -

ISSUANCE OF COMMON STOCK FOR PAYMENT OF ACCOUNTS PAYABLE              $       -   $2,660

ASSETS AND LIABILITIES TRANSFERRED TO RELATED PARTIES IN
  CONNECTION WITH SALE OF NET ASSETS OF SUBSIDIARY:
Accounts Receivable                                                   $  15,678   $    -
Inventory                                                             $ 190,830   $    -
Accounts Payable                                                      $ (15,457)  $    -
Deferred Revenue                                                      $  (7,037)  $    -
Due to Directors                                                      $(173,333)  $    -
Due to Stockholder                                                    $(145,212)  $    -

SALE OF NET ASSETS OF SUBSIDIARY PAID VIA FORGIVENESS OF
  LIABILITIES:
Due to Directors                                                      $ (32,483)  $    -
Due to Stockholder                                                    $ (27,728)  $    -
========================================================================================

   The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK

NOTES  TO  FINANCIAL  STATEMENTS
================================================================================

NOTE  A - THE  COMPANY
          International Development Corp. ("IDC") was formed on October 22, 2004, under the laws of the state of Nevada. On December 9, 2004, IDC merged with Ozolutions Inc., a Delaware Corporation, which was formed on January 10, 1996 as Unipak Process, Inc., with IDC as the surviving corporation. On April 13, 2006 IDC changed its name to Global Wataire Inc. The Company's principal office is located in Buffalo, New York.

          On December 9, 2004, the Company amended the articles of incorporation to increase the authorized shares of common stock from 50,000,000 to 800,000,000 and authorized up to 100,000,000 shares of all  classes  of  Preferred  Stock.

          On December 9, 2004, the Company established a series of Preferred Stock, Class A, $0.001 Par Value. The Company is authorized to issue 1,000,000 shares of Preferred Stock, Class A, with each share carrying 200 to 1 voting rights and convertible into common stock on a 200 for 1 basis.

          In April 2005, the Company established a series of Preferred Stock, Class B, $0.001 Par Value. The Company is authorized to issue 5,000,000 shares with each share carrying 500 to 1 voting rights and not convertible into common stock.

          Preferred Stock, Class C, $0.001 Par Value. The Company is authorized to issue 15,000,000 shares with each share carrying 1 to 1 voting rights and convertible into common stock on a 1 for 1 basis.

          In May 2006, the Company established a series of Preferred Stock, Class D, $0.001 Par Value. The Company is authorized to issue 13,000,000 shares with each share carrying 3 to 1 voting rights and convertible into common stock on a 3 for 1 basis.

          On May 31, 2006, the Company changed the name of its wholly owned subsidiary Freshwater Technologies, Inc. to Atlantic Seaboard Company.

          SCOPE OF BUSINESS
          The Company currently has changed its business focus from the development of water activation and purification to advisory and transactional services to help high potential emerging companies to develop and implement strategies to obtain capital and become successful.

NOTE  B - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          METHOD  OF  ACCOUNTING

          The Company maintains its books and prepares its financial statements on the accrual basis of accounting

          CASH AND CASH EQUIVALENTS
          Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

          INCOME  TAXES
          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.
          Deferred income tax expense represents the change in net deferred assets and liability balances.
                                                               -     continued -

GLOBAL  WATAIRE  INC.
(FORMERLY  KNOWN  AS  INTERNATIONAL  DEVELOPMENT  CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  FINANCIAL  STATEMENTS
================================================================================

NOTE  B - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
          EARNINGS  PER  SHARE
          Earnings per share of common stock are computed in accordance with SFAS No, 128, "Earnings per Share". Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings per share.

          FINANCIAL  INSTRUMENTS
          The Company's financial instruments consist of cash, long-term investments, and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

          USE  OF  ESTIMATES
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          RECLASSIFICATIONS
          Certain reclassifications have been made to the 2005 financial statements to conform with the 2006 financial statements presentation. Such reclassifications had no effect on net income as previously reported.


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

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  FINANCIAL  STATEMENTS
================================================================================


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

          In connection with the termination of the license agreement, the Company decided to terminate its relationship with Wataire Industries, Inc., and cancel the issuance of 15,000,000 shares of the Company's Class C preferred stock and 25,000 shares of Class A preferred stock that had been issued to Phil Fraser and William Robertson by Betty Harland in exchange for the license agreement.

NOTE  E - GOING  CONCERN
          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $3,340,300 at August 31, 2006.

          The Company's continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE  F - RECENTLY  ISSUED  ACCOUNTING  STANDARDS
          In December 2004, the FASB issued SFAS No. 123R, "Share- Based Payment" ("SFAS 123R"). SFASR revises FASB Statement No. 123 "Accounting for Stock-Based Compensation: and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for the fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2007. The Company has elected early adoption of SGAS 123R to the beginning of the fiscal year ended August 31, 2005.

          In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), to provide further guidance regarding the interaction of the provisions of SFAS 123R and certain SEC rules and regulations.

                                                               -     continued -

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  FINANCIAL  STATEMENTS
================================================================================

NOTE  F - RECENTLY  ISSUED  ACCOUNTING  STANDARDS  -  CONTINUED
          In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" ("SFAS 155"). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2008. The Company is currently evaluating the impact of SFAS 155 on its consolidated financial instruments.

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

NOTE  G - EQUITY  COMPENSATION  PLANS
          In December 2004, the Company established an Employee Stock Incentive Plan and a Non-Employee Directors and Consultants Retainer Stock Plan.

          The purpose of the Employee Stock Incentive Plan (the "Plan") is to provide the employees, who make significant and extraordinary contributions to the long-term growth and performance of the Company, with equity-based compensations incentives, and to attract and retain the employees. Under the Plan, the Company may issue up to 500,000,000 shares of $0.001 par value common stock. The Plan has a term of ten years, therefore, will expire in December 2014.

          The purpose of the Non-Employee Directors and Consultants Retainer Stock Plan (the "Plan") is to enable the Company to promote the interests of the Company and its stockholders by attracting and retaining Non-Employee Directors and Consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of the Company's common stock. Under the Plan, the Company may issue up to 50,000,000 shares of $0.001 par value common stock. The Plan has a term of ten years, therefore will expire in December 2014.

          During the year ended August 31, 2005, the Company granted stock options for 433,000 shares to employees as compensation for services rendered, under the Employee Stock Incentive Plan. In accordance with the provisions of SFAS 123R and SAB 107, the Company has recognized compensation expense of $108,014 during the year ended August 31, 2005, for the fair value of the options at the date of the grant using an appropriate option-pricing model. As of August 31, 2005, there were no outstanding options.

          During the year ended August 31, 2005, the Company issued 9,500 shares of common stock to a consultant for services rendered, valued at $20,000, under the Non-Employee Directors and Consultants Stock Plan.

          On May 2, 2006, the Company deregistered 107,500 shares of common stock thereby terminating the above mentioned plans.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  FINANCIAL  STATEMENTS
================================================================================


NOTE  H - RELATED  PARTY  TRANSACTIONS
          In September 2004, Betty-Ann Harland was appointed CEO and Chair of the Board of Directors of the Company, and received 15,000,000 shares of common stock in consideration for $25,000. In January 2005, the 15,000,000 common shares were exchanged for 1,000,000 Class A Preferred Shares. In July 2005, the Board of Directors approved the surrendering and cancellation of 900,000 Class A Preferred Shares held by Betty- Ann Harland.

          In July 2005, the Board of Directors authorized the issuance of 1,000,000 Class B Preferred Shares to Betty-Ann Harland in consideration of $1,000.

          Certain disbursements of the Company have been paid by two directors of the Company, therefore, a Due to Directors account has been established. The balance at August 31, 2006 and 2005 was $490,281 and $367,696, respectively. The amount due is non-interest bearing and contains no formal repayment terms. The Company has imputed interest at the prime rate plus 1% and charged operations with an offsetting credit to additional paid in capital.

          In October 2004, the Company entered into a consulting agreement with its Chief Executive Officer for a five year term, with annual compensation of $ 220,000.

NOTE  I - OTHER  MATTERS
          On June 5, 2001, the Company entered into advisory agreements with the firms of David Michael LLC and Feng Shui Consulting, Inc. In June 2002, David Michael LLC and Feng Shui Consulting, Inc. filed a suit against the Company for breach of contract. The Company filed a counter claim and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction. In August 2004, the United States District Court for the State of Utah dismissed the case in its entirety with prejudice, with each party to bear its own costs and fees. As part of the dismissal, in September 2004, the Company paid $5,000 to repurchase the 800,000 common shares that were previously issued to the plaintiffs. As of August 31, 2006, the 800,000 shares have not been received by the Company for cancellation therefore, the shares are still recorded as issued and outstanding.

          On January 11, 2002, the Company entered into a financial consulting and investment banking agreement with Chapman, Spira and Carson LLC ("Chapman"). Chapman cancelled this agreement in June 2002. Thereafter in June 2002, Chapman made a demand for arbitration through the American Arbitration Association as provided in the agreement claiming $50,000 in fees, plus nine percent interest, and 200,000 shares of the Company's common stock. In February 2003, the judge returned a verdict against Chapman and awarded the Company approximately $22,000 net of any Company legal fees. Chapman appealed to the New York State Supreme Court in 2004 and this appeal was dismissed. Subsequently, Chapman appealed to the Court of Appeals in New York. On April 7, 2006, the firm of Chapman, Spria and Carlson, agreed to settle the arbitration award dispute with the Company for the sum of $15,000. The New York legal firm of Bahn, Herzfeld and Multer, LLP received $12,500 for their services and Max Weissengruber and Brian Robertson received a total of $2,500 for their expenses related to the arbitration award and subsequent litigation. All matters have now been resolved regarding this matter.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  FINANCIAL  STATEMENTS
================================================================================


NOTE  J - STOCK  TRANSACTIONS
          On April 13, 2006, the holder of the majority of the voting power of our outstanding capital stock voted to approve the following:

          1. A grant of discretionary authority to our board of directors to implement a reverse split of the issued and outstanding shares of our common stock on the basis or one post-consolidation share for each 1,000 pre-consolidation shares to occur immediately. All share and per share amounts used in the Company's financial statements and notes have been retroactively restated to reflect the one-for-one thousand reverse stock split.

          2. An amendment to the Company's Articles of Incorporation to provide for the creation of a second series of common stock to be known as "Class B Common Stock".


NOTE  K - INCOME  TAXES
          At  August  31,  2006  and  2005,  the  Company  had  approximately
          $3,228,996 and $2,965,000 accumulated tax losses to apply against future taxable income. The net operating loss carry forwards begin to expire in 2011.

          The Company has fully reserved for any future tax benefits form the net operating loss carry forwards since it has not generated any net income to date. The Company has no other material deferred tax assets or liabilities for the periods presented.

NOTE  L - REORGANIZATION/INVESTMENT
          On  July  27,  2006  an  Asset  Purchase  Agreement  and  Plan  of
          Reorganization was executed by Global Wataire, Inc. and its wholly-owned subsidiary, Atlantic Seaboard, Inc. with DigiTar Inc. DigiTar sold to Atlantic substantially all of its assets in exchange for 49% of the issued and outstanding common stock of Atlantic and 10,000,000 shares of Atlantic's voting convertible preferred stock. Global has effectively loss control of its subsidiary ("Atlantic") and the financials are therefore no longer consolidated. However, a 30% investment of Atlantic has been recorded as an equity investment of Global at August 31, 2006 at the value of $65,618.

          20,000,000 shares of common stock of the Company are being held in escrow, for the benefit of Digitar for a period of one year from the date of the Asset Purchase Agreement at which time Global's shares would pass free of escrow to Digitar. However, if, before the end of that one year period, Atlantic completes an effective filing with the U.S. Securities and Exchange Commission to do an IPO, the shares of Global held in escrow will automatically revert back to Global under the terms of a separate Escrow Agreement.