Form 10QSB
period 2006-11-30
Global Wataire, Inc.
filed 2007-01-17
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-31343

                              GLOBAL WATAIRE, INC.
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

                                 (910) 616-0077
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 2006, the issuer had 483,404 shares of its common stock issued and outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No  [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .    F1
   Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . F1-F7
   Item 2.  Management's Discussion and Analysis, and Plan of Operation. . . .     2
   Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .     3
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .     5
   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .     5
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. . . .     5
   Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .     5
   Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . .     5
   Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . .     5
   Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

                         PART I - FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS.

                               GLOBAL WATAIRE INC.
               (FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
                             (A NEVADA CORPORATION)
                                BUFFALO, NEW YORK

                             ----------------------
                                FINANCIAL REPORTS
                                       AT
                                NOVEMBER 30, 2006
                             ======================

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


TABLE OF CONTENTS
================================================================================


Balance Sheets at November 30, 2006 (Unaudited) and
  August 31, 2006                                            1

Statements of Operations for the Three Months Ended
  November 30, 2006 and 2005 (Unaudited)                     2

Statements of Cash Flows for the Three Months Ended
  November 30, 2006 and 2005 (Unaudited)                   3-4

Notes to Condensed Financial Statements                    5-7

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


BALANCE SHEETS
=====================================================================================================
                                                                          (UNAUDITED)
                                                                          NOVEMBER 30,    August 31,
                                                                              2006           2006
-----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS                                                           $           -   $         -

OTHER ASSETS
Investment                                                                      65,618        65,618
-----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $      65,618   $    65,618
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank Overdraft                                                           $          42   $         -
Accounts Payable                                                               178,751       157,253
Accrued Expenses                                                                13,500        18,500
Due to Directors                                                               563,017       490,281
-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                              755,310       666,034
-----------------------------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT
Common Stock :   $.001 Par; 800,000,000 Shares Authorized;
                 483,404 Issued and Outstanding, 20,000,000
                 Shares Held in Escrow                                             484           484

Common Stock,    Class B:  $.001 Par; 50,000,000 Shares
                 Authorized; -0- Issued and Outstanding                              -             -

Preferred Stock, Class A:  $.001 Par; 1,000,000 Shares
                 Authorized; 100,000 Issued and Outstanding                        100           100

Preferred Stock, Class B:  $.001 Par; 5,000,000 Shares
                 Authorized; 1,000,000 Issued and Outstanding                    1,000         1,000

Preferred Stock, Class C:  $.001 Par; 15,000,000 Shares
                 Authorized;  -0- Issued and Outstanding                             -             -

Preferred Stock, Class D:  $.001 Par;  13,000,000 Shares
                 Authorized;  -0- Issued and Outstanding                             -             -

Additional Paid-In Capital                                                   2,749,820     2,738,300
Accumulated Deficit                                                         (3,441,096)   (3,340,300)
-----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                   (689,692)     (600,416)
-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $      65,618   $    65,618
=====================================================================================================

   The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


STATEMENTS OF OPERATIONS
=====================================================================
                                                     Unaudited
For the Three Months Ended November 30,           2006        2005
---------------------------------------------------------------------
REVENUES, NET                                  $        -   $      -

Cost of Goods Sold                                      -          -
---------------------------------------------------------------------

GROSS PROFIT                                            -          -

EXPENSES
Consulting Fees                                    55,000     58,000
General and Administrative                         34,276     36,220
Interest Expense                                   11,520      4,917
---------------------------------------------------------------------

TOTAL EXPENSES                                    100,796     99,137

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR TAXES                            (100,796)   (99,137)

Provision for Taxes                                     -          -

LOSS FROM OPERATIONS                             (100,796)   (99,137)

DISCONTINUED OPERATIONS
Loss from Discontinued Operations                       -          -

Gain from Sale of Net Assets of
  Subsidiary, Net of Taxes                              -    194,742
---------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD               $ (100,796)  $ 95,605

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                               483,404    483,404

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED - CONTINUING OPERATIONS    $    (0.21)  $  (0.21)
=====================================================================
  BASIC AND DILUTED - DISCONTINUED OPERATIONS  $     0.00   $   0.40
=====================================================================

   The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


STATEMENTS OF CASH FLOWS
=========================================================================
                                                        Unaudited
For the Three Months Ended November 30,              2006         2005
-------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                                 $ (100,796)  $  95,605

NON-CASH ADJUSTMENTS:
Gain on Sale of Net Assets of Subsidiary                   -    (194,742)
Interest on Directors/Stockholder Loans               11,520       4,917

CHANGES IN ASSETS AND LIABILITIES:
Accounts Payable                                      21,540      (9,926)
Accrued Expenses                                      (5,000)          -
-------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES             (72,736)   (104,146)
-------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                       -           -
-------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Directors                               72,736     104,012
-------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    -        (134)

Cash and Cash Equivalents - Beginning of Period            -         194
-------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $        -   $      60
=========================================================================

                                              - continued -

   The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


STATEMENTS OF CASH FLOWS- CONTINUED
=======================================================================================
                                                                       Unaudited
For the Three Months Ended November 30,                             2006        2005
---------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
=======================================================================================

Interest Paid                                                    $        -  $       -
Income Taxes Paid                                                $        -  $       -
=======================================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
=======================================================================================

ACQUISITION OF MARKETING RIGHTS VIA ISSUANCE OF PREFERRED STOCK  $        -  $  15,000

ASSETS AND LIABILITIES TRANSFERRED TO RELATED PARTIES IN
  CONNECTION WITH SALE OF NET ASSETS OF SUBSIDIARY:
Accounts Receivable                                              $        -  $  15,678
Inventory                                                        $        -  $ 190,830
Accounts Payable                                                 $        -  $ (15,457)
Deferred Revenue                                                 $        -  $  (7,037)
Due to Directors                                                 $        -  $(173,333)
Due to Stockholder                                               $        -  $(145,212)

SALE OF NET ASSETS OF SUBSIDIARY PAID VIA FORGIVENESS OF
  LIABILITIES:
Due to Directors                                                 $        -  $ (32,483)
Due to Stockholder                                               $        -  $ (27,728)
=======================================================================================

   The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK

NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


NOTE  A  -BASIS  OF  PRESENTATION
          The condensed financial statements of Global Wataire, Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's registration statement on Form 10-KSB, and other reports filed with the SEC.

          The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted.

NOTE  B  -DISCONTINUED  OPERATIONS
          On January 6, 2006, the Board of Directors approved the Asset Sales Agreement between the Company and Max Weissengruber, the Company's Chief Operations Officer, and D. Brian Robertson, the Company's former Chief Financial Officer. The Asset Sales Agreement replaces the Stock Purchase Agreement that had been previously approved on September 29, 2005, but was subsequently rescinded on January 6, 2006. The Company sold 100% of the assets and liabilities of FreshWater Technologies, Inc. to Mr. Weissengruber and Mr. Robertson for a total purchase price of $60,211. The purchase price was paid through the forgiveness of debts owed to Mr. Weissengruber and Mr. Robertson by the Company. The fair market value of the liabilities of FreshWater Technologies, Inc. being assumed by Mr. Weissengruber and Mr. Robertson exceed the assets being sold to Mr. Weissengruber and Mr. Robertson by $134,531. As a result of this sale, the Company has no revenue generating operations at this time.

NOTE  C  -MARKETING RIGHTS
          On October 12, 2005, the Company entered into an Exclusive Licensing Agreement with Wataire Industries, Inc., an unrelated party, for the exclusive right to distribute and sell the technology-based water generation and purification products of Wataire Industries, Inc. in the United States of America, for an indefinite period. In consideration of the Exclusive Licensing Agreement, the Company issued 15,000,000 shares of Preferred Stock, Class C, valued at $15,000.

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

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


NOTE  D  -GOING  CONCERN
          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $3,441,096 at November 30, 2006.

          The Company's continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE  E  -RECENTLY  ISSUED  ACCOUNTING  STANDARDS
          In December 2004, the FASB issued SFAS No. 123R, "Share- Based Payment" ("SFAS 123R"). SFASR revises FASB Statement No. 123 "Accounting for Stock-Based Compensation: and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for the fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2007. The Company has elected early adoption of SGAS 123R to the beginning of the fiscal year ended August 31, 2005.

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

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


NOTE  L  -REORGANIZATION/INVESTMENT
          On  July  27,  2006  an  Asset  Purchase  Agreement  and  Plan  of
          Reorganization was executed by Global Wataire, Inc. and its wholly-owned subsidiary, Atlantic Seaboard, Inc. with DigiTar Inc. DigiTar sold to Atlantic substantially all of its assets in exchange for 49% of the issued and outstanding common stock of Atlantic and 10,000,000 shares of Atlantic's voting convertible preferred stock. Global has effectively loss control of its subsidiary ("Atlantic") and the financials are therefore no longer consolidated. However, a 30% investment of Atlantic has been recorded as an equity investment of Global at August 31, 2006 at the value of $65,618.

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

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended August 31, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2006 (FISCAL 2007) COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2005 (FISCAL 2006).

     COMPARISON OF CONSOLIDATED RESULTS OF OPERATION.

     For the three months ended November 30, 2006 and 2005 the company had no sales. Net loss for the three months ended November 30, 2006 was $100,796 compared to net income of $ 95,605 for the three months ended November 30, 2005 as a direct result of the sale of our subsidiary, Freshwater Technologies, Inc.

     During the three months ended November 30, 2005, the company finalized the sale of assets and liabilities of our subsidiary, Freshwater Technologies, Inc. to Max Weissengruber, and D. Brian Robertson, (previous chief operations officer and chief financial officer, respectively). The sale resulted in a gain on the sale of the assets and liabilites of Freshwater Technologies, Inc. during the three months ended November 30, 2005 of $194,742.

     Expenses have increased by $1,659 for the first three months of our current fiscal year from $99,137 for the three months ended November 30, 2005 to $100,796 for the three months ended November 30, 2006. The increase can be attributed to a decrease in consulting fees of $3,000, and a decrease in general and administrative expenses of $1,944. An increase in interest expense of $6,603 is due to the company having no revenues, therefore due to Directors has increased $72,736 as cash flow of the company is dependent on the Directors.

LIQUIDITY AND CAPITAL RESOURCES

     Our operations generated no cash for the three months ended November 30, 2006. All payments of expenses or accounts payable were paid by our Directors on behalf of the Company as we have no means to derive cash flow.

     We estimate our business operational expenses during the next 12 month will be approximately $2.5 million.

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

     We anticipate that our current financing strategy of private debt, including additional funds from our directors and existing shareholders, and equity offerings will meet our anticipated objectives and business operations for the next 12 months. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

RECENT DEVELOPMENTS

     Recent  developments  are  as  follows:

     The Company continues to pursue its new business strategy of providing advisory and transactional services to help high potential emerging companies develop and implement the strategies they need to obtain the capital required to be successful and to continue into the future as equity partners and strategic advisors with those companies. We would expect to derive revenue from consulting and transactional fees charged our clients and outside investors. However, our principal source of revenue is expected from returns on the equity we retain in our client companies once they obtain adequate funding, either in the form of share appreciation or profit sharing agreements or both, as the case may be. As part of this new strategy, in addition to the recent acquisition of DigiTar, the Company started due diligence on other prospective clients that appear to offer strong business potential in the precious metals and commercial storage businesses.

     At a special June 27, 2006 the Board of Directors approved the appointment of Online Stock Transfer Corporation as the Registrant's Transfer agent.

     OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN OUR AUGUST 31, 2006 FORM 10-KSB, THAT WE HAVE INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT WE ARE DEPENDENT UPON MANAGEMENT'S ABILITY TO DEVELOP PROFITABLE OPERATIONS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

OFF-BALANCE  SHEET  ARRANGEMENT

     None.

ITEM  3.   CONTROLS  AND  PROCEDURES.

     The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

     Evaluation of Disclosure and Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.

     Changes in Internal Controls Over Financial Reporting. There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.   OTHER INFORMATION.

    None.

ITEM 6.   EXHIBITS.

EXHIBIT NO.                                       IDENTIFICATION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------------------
31.1*        Certification of Sydney A. Harland, Chief Executive Officer of Global Wataire, Inc., pursuant to 18
             U.S.C. Sec.1350, as adopted pulrsuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2*        Certification of Edmund J. Gorman, Chief Financial Officer of Global Wataire, Inc., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1*        Certification of Sydney A. Harland, Chief Executive Officer of Global Wataire, Inc., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2*        Certification of Edmund J. Gorman, Chief Financial Officer of Global Wataire, Inc., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

__________
*   Filed herewith.
** Previously filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLOBAL WATAIRE, INC.

Dated:  January 17, 2007.

                                        By  /s/ Sydney A. Harland
                                           -------------------------------------
                                           Sydney A. Harland, Chief Executive
                                           Officer

                                        By  /s/Edmund J. Gorman
                                           -------------------------------------
                                           Edmund J. Gorman, Chief Financial
                                           Officer