Form 10QSB
period 2007-02-28
Global Wataire, Inc.
filed 2007-04-23
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 2007.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 2007, the issuer had 12,724,553 shares of its common stock issued and 9,724,553 of its common stock outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

     Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .      1
     Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .  F1-F7
     Item 2.  Management's Discussion and Analysis or Plan of Operations.      2
     Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .      3
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .      5
     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .      5
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      5
     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .      5
     Item 4.  Submission of Matters to a Vote of Security Holders . . . .      5
     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .      5
     Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .      6

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

                               GLOBAL WATAIRE INC.
               (FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
                             (A NEVADA CORPORATION)
                                BUFFALO, NEW YORK

                             ======================
                                FINANCIAL REPORTS
                                       AT
                                FEBRUARY 28, 2007
                             ======================

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


TABLE OF CONTENTS
================================================================================

Balance Sheets at February 28, 2007 (Unaudited) and
  August 31, 2006                                                           F1

Statements of Operations for the Three and Six Months Ended
  February 28, 2007 and 2006 (Unaudited)                                    F2

Statements of Cash Flows for the Six Months Ended
  February 28, 2007 and 2006 (Unaudited)                                 F3 - F4

Notes to Condensed Financial Statements                                  F5 - F7

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK
BALANCE SHEETS
===================================================================================================
                                                                        (UNAUDITED)
                                                                        FEBRUARY 28,    August 31,
                                                                            2007           2006
---------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                              $       3,090   $         -


OTHER ASSETS
Investment                                                                    65,618        65,618
Loan Receivable                                                               50,000            --
---------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $     118,708   $    65,618
===================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable                                                       $     153,774   $   157,253
Accrued Expenses                                                               7,825        18,500
Due to Directors                                                             557,083       490,281
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                            718,682       666,034
---------------------------------------------------------------------------------------------------


STOCKHOLDERS' DEFICIT
Common Stock :  $.001 Par; 800,000,000 Shares Authorized;
                12,724,553 and 483,404 Issued, 9,724,553 and 483,404
                Outstanding, respectively, 20,000,000 Shares Held in
                Escrow                                                        12,725           484

Common Stock, Class B:  $.001 Par; 50,000,000 Shares
                        Authorized; -0- Issued and Outstanding                     -             -

Preferred Stock, Class A:  $.001 Par; 1,000,000 Shares Authorized;
              41,000 and 100,000 Issued and Outstanding, respectively             41           100
Preferred Stock, Class B:  $.001 Par; 5,000,000 Shares Authorized;
              1,000,000  Issued and Outstanding                                1,000         1,000
Preferred Stock, Class C:  $.001 Par; 15,000,000 Shares
                 Authorized;  -0- Issued and Outstanding                           -             -
Preferred Stock, Class D:  $.001 Par;  13,000,000 Shares
                 Authorized;  -0- Issued and Outstanding                           -             -
Additional Paid-In Capital                                                 2,956,440     2,738,300
Accumulated Deficit                                                       (3,567,180)   (3,340,300)
Treasury Stock - 3,000,000 shares at $.001 Par                                (3,000)            -
---------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                 (599,974)     (600,416)
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $     118,708   $    65,618
===================================================================================================

   The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


STATEMENTS OF OPERATIONS (UNAUDITED)
=================================================================================================

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      FEBRUARY 28,             FEBRUARY 28,
                                               ------------------------  ------------------------
                                                  2007         2006         2007         2006
-------------------------------------------------------------------------------------------------

REVENUES, NET                                  $        -   $        -   $        -   $        -

Cost of Goods Sold                                      -            -            -            -

GROSS PROFIT                                            -            -            -            -
-------------------------------------------------------------------------------------------------

EXPENSES
Consulting Fees                                    55,000       58,000      110,000      116,000
General and Administrative                         58,834       56,819       93,110       93,039
Interest Expense                                   12,250        7,379       23,770       12,296
-------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                    126,084      122,198      226,880      221,335
-------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR TAXES                            (126,084)    (122,198)    (226,880)    (221,335)

Provision for Taxes                                     -            -            -            -
-------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                             (126,084)    (122,198)    (226,880)    (221,335)

DISCONTINUED OPERATIONS
Gain from Sale of Net Assets of
  Subsidiary, Net of Taxes                              -            -            -      194,742
-------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                        $ (126,084)  $ (122,198)  $ (226,880)  $  (26,593)
=================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                             6,224,470      483,404    3,338,078      483,404

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED - CONTINUING OPERATIONS    $    (0.02)  $    (0.25)  $    (0.07)  $    (0.46)
  BASIC AND DILUTED - DISCONTINUED OPERATIONS  $    (0.00)  $    (0.00)  $    (0.00)  $      .41
=================================================================================================

   The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


STATEMENTS OF CASH FLOWS (UNAUDITED)
==========================================================================
For the Six Months Ended February 28,                  2007        2006
--------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                            $(226,880)  $ (26,593)

NON-CASH ADJUSTMENTS:
Gain on Sale of Net Assets of Subsidiary                    -    (194,742)
Interest on Directors/Stockholder Loans                23,770      12,296

CHANGES IN ASSETS AND LIABILITIES:
Accounts Payable                                       (3,479)     33,529
Accrued Expenses                                      (10,675)          -
--------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES             (217,264)   (175,510)
--------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Advance                                          (50,000)          -
--------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Proceeds from Issuance of Regulation S Shares    203,552          --
Advances from Directors                                66,802     175,438
--------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES              270,354     175,438
--------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 3,090         (72)

Cash and Cash Equivalents - Beginning of Period             -         194
--------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $   3,090   $     122
==========================================================================

                                  - continued -

   The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
==================================================================================

For the Six Months Ended February 28,                            2007      2006
----------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
==================================================================================

Interest Paid                                                    $   -  $       -
Income Taxes Paid                                                $   -  $       -
==================================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
==================================================================================

ACQUISITION OF MARKETING RIGHTS VIA ISSUANCE OF PREFERRED STOCK  $   -  $  15,000

ASSETS AND LIABILITIES TRANSFERRED TO RELATED PARTIES IN
  CONNECTION WITH SALE OF NET ASSETS OF SUBSIDIARY:
Accounts Receivable                                              $   -  $  15,678
Inventory                                                        $   -  $ 190,830
Accounts Payable                                                 $   -  $ (15,457)
Deferred Revenue                                                 $   -  $  (7,037)
Due to Directors                                                 $   -  $(173,333)
Due to Stockholder                                               $   -  $(145,212)

SALE OF NET ASSETS OF SUBSIDIARY PAID VIA FORGIVENESS OF
  LIABILITIES:
Due to Directors                                                 $   -  $ (32,483)
Due to Stockholder                                               $   -  $ (27,728)
==================================================================================

   The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK

NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
================================================================================


NOTE A -  BASIS OF PRESENTATION
          The condensed financial statements of Global Wataire, Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's registration statement on Form 10-KSB, and other reports filed with the SEC.

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

NOTE B -  GOING CONCERN
          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $3,567,180 at February 28, 2007.

          The Company's continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE C -  RECENTLY ISSUED ACCOUNTING STANDARDS
          In December 2004, the FASB issued SFAS No. 123R, "Share- Based Payment" ("SFAS 123R"). SFASR revises FASB Statement No. 123 "Accounting for Stock-Based Compensation: and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for the fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2007. The Company has elected early adoption of SGAS 123R to the beginning of the fiscal year ended August 31, 2005.

          In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), to provide further guidance regarding the interaction of the provisions of SFAS 123R and certain SEC rules and regulations.

                                 - continued -

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
================================================================================

NOTE C -  RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED
          In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" ("SFAS 155"). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2008. The Company is currently evaluating the impact of SFAS 155 on its consolidated financial instruments.

          In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2008. The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements

NOTE D -  REORGANIZATION/INVESTMENT
          On  July  27,  2006  an  Asset  Purchase  Agreement  and  Plan  of
          Reorganization was executed by Global Wataire, Inc. and its wholly-owned subsidiary, Atlantic Seaboard, Inc. with DigiTar Inc. DigiTar sold to Atlantic substantially all of its assets in exchange for 49% of the issued and outstanding common stock of Atlantic and 10,000,000 shares of Atlantic's voting convertible preferred stock. Global has effectively lost control of its subsidiary ("Atlantic") and therefore the financials are no longer consolidated. However, a 30% investment of Atlantic has been recorded as an equity investment of Global at August 31, 2006 at the value of $65,618.

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

          The Asset Purchase Agreement and Plan of Reorganization executed on July 27, 2006 by Global Wataire, Inc. and its wholly-owned subsidiary, Atlantic Seaboard, Inc. with DigiTar Inc.; as noted above, has not been consummated. Certain key documents necessary to complete the purchase of DigiTar's assets have not been agreed to by Global Wataire, Inc., its wholly-owned subsidiary, Atlantic Seaboard, Inc. and DigiTar Inc. If the parties cannot resolve their disagreements in the near future, the planned acquisition of DigiTar's business will have to be rescinded. If the agreement is rescinded, Global Wataire, Inc., and its wholly-owned subsidiary, Atlantic Seaboard, Inc. will seek to recover the monies advanced to DigiTar for working capital which to date is approximately $50,000.

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
================================================================================

NOTE E -  LOAN RECEIVABLE
          During the period ended February 28, 2007, the company advanced Digitar Inc. $50,000 for working capital. There are no established repayment terms.


NOTE F -  SHARE ACTIVITY
          CONVERSION  OF  PREFERRED  SHARES  TO  COMMON  STOCK
          During the period ended February 28, 2007, Betty-Ann Harland converted 29,500 shares of Class A Preferred Stock into 5,900,000 Shares of Common Stock. Additionally, other stockholders of the Company also converted 4,500 shares of Class A Preferred Stock into 900,000 Shares Common Stock during the period ended February 28, 2007.

          REGULATION  S  SHARES
          On January 26, 2007, the Company issued a press release announcing that they had launched a $5,000,000 equity offering on the Berlin Stock Exchange. The company is offering for sale 11,600,000 shares at a price of $0.50 per share and if completely subscribed will yield $5,000,000. As of February 28, 2007, 1,239,982 shares had been sold and 1,000,000 shares issued in exchange for financial services rendered. Gross proceeds from the sale of stock was $496,596 less stock issuance costs of $293,044. Net proceeds to the Company were $203,552.

          TREASURY  STOCK
          During the period ended February 28, 2007 the company acquired 3,000,000 Common Shares and placed them into treasury at a par value of $.001.

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

RESULTS  OF  OPERATIONS

THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 (FISCAL 2007) COMPARED TO THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2006 (FISCAL 2006)

COMPARISON  OF  CONSOLIDATED  RESULTS  OF  OPERATION

     For the three months ended February 28, 2007 and 2006 the company had no sales. Net loss for the three months ended February 28, 2007 was $126,084 compared to net loss of $ 122,198 for the three months ended February 28, 2006.

     Expenses have increased by $3,886 for the second three months of our current fiscal year from $122,198 for the three months ended February 28, 2006 to $126,084 for the three months ended February 28, 2007. The increase can be attributed to a decrease in consulting fees of $3,000, and an increase in general and administrative expenses of $2,015. An increase in interest expense of $4,871 is due to the company having no revenues, as cash flow of the company is dependent on the Directors and the proceeds of common stock sales from the Company's Reg. S stock offering in Europe.

     For the six months ended February 28, 2007 and 2006 the company had no sales. Net loss for the six months ended February 28, 2007 was $226,880 compared to net loss of $ 26,593 for the six months ended February 28, 2006.

     Expenses have increased by $5,545 for the first six months of our current fiscal year from $221,335 for the six months ended February 28, 2006 to $226,880 for the six months ended February 28, 2007. The increase can be attributed to a decrease in consulting fees of $6,000, and an increase in general and administrative expenses of $71. An increase in interest expense of $11,474 is due to the company having no revenues, therefore due to Directors has increased $66,802 as cash flow of the company is dependent on the Directors and the proceeds of common stock sales from the Company's Reg. S stock offering in Europe. During the period ended February 28,
   The accompanying notes are an integral part of these financial statements.

2006, the Company finalized the sale of the assets and liabilities of its subsidiary, Freshwater Technologies, Inc. resulting in a gain of $ 194,742.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our operations generated no cash for the six months ended February 28, 2007. All payments of expenses or accounts payable were paid by our Directors on behalf of the Company and from the proceeds of the sale of common stock pursuant from the Company's Regulation S common stock offering.

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

RECENT  DEVELOPMENTS

     Recent  developments  are  as  follows:

     The Company continues to pursue its new business strategy of providing advisory and transactional services to help high potential emerging companies develop and implement the strategies they need to obtain the capital required to be successful and to continue into the future as equity partners and strategic advisors with those companies. We would expect to derive revenue from consulting and transactional fees charged our clients and outside investors. However, our principal source of revenue is expected from returns on the equity we retain in our client companies once they obtain adequate funding, either in the form of share appreciation or profit sharing agreements or both, as the case may be. As part of this new strategy, in addition to the recent acquisition of an investment in DigiTar, the Company, on 17 March 2007, entered in to consulting agreements with American Resources Corporation and United States Gold Corporation, both of Sandy, Utah to provide management and consulting services to facilitate the business plans of these two companies and to develop funding alternatives to meet their short-term and long-term needs. Also in keeping with this strategy, the Company is continuing due diligence on other promising companies in commercial real estate.

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

------------
*   Filed herewith.

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GLOBAL WATAIRE, INC.

Dated:  April 23, 2007.

                                  By  /s/ Sydney A. Harland
                                    --------------------------------------------
                                      Sydney A. Harland, Chief Executive Officer


                                  By  /s/ Edmund J. Gorman
                                    --------------------------------------------
                                      Edmund J. Gorman, Chief Financial Officer