Form 10QSB
period 2007-05-31
Global Wataire, Inc.
filed 2007-07-23
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended 31 May 2007.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 31 May 2007, the issuer had 15,839,360 shares of its common stock issued and outstanding.

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes [_]   No [X]

     Transitional Small Business Disclosure Format (check one): Yes [_]   No [X]

                                     TABLE OF CONTENTS
                                     -----------------

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .      1
  Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .  F1-F7
  Item 2.  Management's Discussion and Analysis or Plan of Operations . . . . .      2
  Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . .      3
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . .      5
  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . .      5
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. . . . .      5
  Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .      5
  Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . .      5
  Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .      5
  Item 6.  Exhibits

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.




                               GLOBAL WATAIRE INC.
               (FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
                             (A NEVADA CORPORATION)
                                BUFFALO, NEW YORK

                        --------------------------------
                                FINANCIAL REPORTS
                                       AT
                                  May 31, 2007
                        --------------------------------

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENTCORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK



TABLE OF CONTENTS
--------------------------------------------------------------------------------



Balance Sheets at May 31, 2007 (Unaudited) and August 31, 2006               1

Statements of Operations for the Three and Nine Months Ended
  May 31, 2007 and 2006 (Unaudited)                                          2

Statements of Cash Flows for the Nine Months Ended
  May 31, 2007 and 2006 (Unaudited)                                        3-4

Notes to Condensed Financial Statements                                    5-7

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENTCORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                                                     (UNAUDITED)
                                                                       MAY 31,      August 31,
                                                                         2007          2006
-----------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                            $   139,819   $         -
Loan Receivable                                                           50,000             -
-----------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                     189,819             -

OTHER ASSETS
Investment                                                                     -        65,618
-----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                         $   189,819   $    65,618
===============================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable                                                         138,051   $   157,253
Accrued Expenses                                                          10,325        18,500
Due to Directors                                                         495,717       490,281
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                        644,093       666,034
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Common Stock:  $.001 Par; 800,000,000 Shares Authorized;
               15,839,360 and 483,404, Issued and 14,439,360             15, 839           484
               and 483,404 Outstanding, respectively
Common Stock, Class B:  $.001 Par; 50,000 Shares Authorized;
               -0- Issued and Outstanding                                     --            --
Preferred Stock, Class A:  $.001 Par; 1,000,000 Shares Authorized;
               66,000 and 100,000 Issued and
               Outstanding, respectively                                      66           100
Preferred Stock, Class B:  $.001 Par; 5,000,000 Shares Authorized;
               1,000,000 Issued and Outstanding                            1,000         1,000
Preferred Stock, Class C:  $.001 Par; 15,000,000 Shares Authorized;
               -0- Issued and Outstanding                                     --            --
Preferred Stock, Class D:  $.001 Par; 13,000,000 Shares Authorized;
               -0- Issued and Outstanding                                     --             -
Additional Paid-In Capital                                             3,278,381     2,738,300
Accumulated Deficit                                                   (3,748,160)   (3,340,300)
Treasury Stock - 3,000,000 Shares at $.001 Par                            (3,000)            -
-----------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                             (454,274)     (600,416)
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   189,819   $    65,618
===============================================================================================


                                      -F1-

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------

                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                           MAY 31,                   MAY 31,
                                 --------------------------  ------------------------
                                     2007          2006         2007         2006
-------------------------------------------------------------------------------------

REVENUES, NET                    $         -   $         -   $        -   $        -

Cost of Goods Sold                         -             -            -            -
-------------------------------------------------------------------------------------

GROSS PROFIT                               -             -            -            -
-------------------------------------------------------------------------------------

EXPENSES
Consulting Fees                       55,000        58,000      165,000      174,000
General and Administrative            48,918        62,221      142,027      155,260
Interest Expense                      11,445         7,069       35,215       19,365
-------------------------------------------------------------------------------------

TOTAL EXPENSES                       115,363       127,290      342,242      348,625
-------------------------------------------------------------------------------------

LOSS FROM OPERATIONS BEFORE
  IMPAIRMENT OF INVESTMENT
Investment Impairment                 65,618            --       65,618            -
-------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR TAXES     (180,981)     (127,290)    (407,860)    (348,625)

Provision for Taxes                        -             -            -            -
-------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                (180,981)     (127,290)    (407,860)    (348,625)

DISCONTINUED OPERATIONS
Gain from Sale of Net Assets of
  Subsidiary, Net of Taxes                 -             -            -      194,742
-------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD          $  (180,981)  $  (127,290)  $ (407,860)  $ (153,883)
=====================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED               11,477,597       483,404    6,081,066      483,404

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED              $     (0.00)  $     (0.00)  $    (0.00)  $    (0.00)
=====================================================================================


                                      -F2-

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------

Nine Months Ended May 31,                                           2007        2006
---------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD                                          $(407,860)  $(153,883)

NON-CASH ADJUSTMENTS:
Gain on Sale of Net Assets of Subsidiary                                 -    (194,742)
Interest on Directors/Stockholder Loans                             35,215      19,365
Investment Impairment                                               65,618           -
CHANGES IN ASSETS AND LIABILITIES:
Accounts Payable                                                   (19,202)         64
Accrued Expenses                                                    (8,175)     75,213
---------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                          (334,404)   (253,983)
---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Advance                                                       (50,000)          -
---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Regulation S Shares                      518,787           -
Advances from Directors                                              5,436     253,789
---------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                           524,223     253,789
---------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            139,819        (194)

Cash and Cash Equivalents - Beginning of Period                          -         194
---------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                        $ 139,819   $       -
=======================================================================================
                                                                        -  CONTINUED  -


                                      -F3-

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


STATEMENTS OF CASH FLOWS (UNAUDITED)                                     - CONTINUED
---------------------------------------------------------------------------------------

Nine Months Ended May 31,                                             2007        2006
---------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
=======================================================================================

Interest Paid                                                    $       -   $       -
Income Taxes Paid                                                $       -   $       -
=======================================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
=======================================================================================

ACQUISITION OF MARKETING RIGHTS VIA ISSUANCE OF PREFERRED STOCK  $       -   $  15,000

ASSETS AND LIABILITIES TRANSFERRED TO RELATED PARTIES IN
  CONNECTION WITH SALE OF NET ASSETS OF SUBSIDIARY:
Accounts Receivable                                              $       -   $  15,678
Inventory                                                        $       -   $ 190,830
Accounts Payable                                                 $       -   $ (15,457)
Deferred Revenue                                                 $       -   $  (7,037)
Due to Directors                                                 $       -   $(173,333)
Due to Stockholder                                               $       -   $(145,212)

SALE OF NET ASSETS OF SUBSIDIARY PAID VIA FORGIVENESS OF
  LIABILITIES:
Due to Directors                                                 $       -   $ (32,483)
Due to Stockholder                                               $       -   $ (27,728)
=======================================================================================


     The accompanying notes are an integral part of these financial statements.


                                      -F4-

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


NOTE A -  BASIS  OF  PRESENTATION

          The condensed financial statements of Global Wataire, Inc., and Subsidiary (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB Annual Report, and other reports filed with the SEC.

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

NOTE B -  GOING CONCERN

          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $3,748,160 at May 31, 2007.

          The Company's continued existence is dependent upon its ability to raise capital or acquire a marketable company. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE C -  RECENTLY ISSUED ACCOUNTING STANDARDS

          In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" ("SFAS 155"). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2008. The Company is currently evaluating the impact of SFAS 155 on its financial instruments.

          In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2008. The Company is currently evaluating the impact of SFAS 156 on its financial statements.


                                      -F5-

GLOBAL WATAIRE INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

NOTE D -  REORGANIZATION/INVESTMENT

          On  July  27,  2006  an  Asset  Purchase  Agreement  and  Plan  of
          Reorganization was executed by Global Wataire, Inc. and its wholly-owned subsidiary DigiTar, Inc. (a Nevada corporation), formerly Atlantic Seaboard, Inc., with DigiTar Inc. (a Wyoming corporation), whereby DigiTar, Inc. (Wyoming) sold to DigiTar, Inc. (Nevada) substantially all of its assets in exchange for 49% of the issued and outstanding common stock of DigiTar, Inc. (Nevada) and 10,000,000 shares of DigiTar, Inc.'s (Nevada) voting convertible preferred stock. Under the terms of the Agreement, Global would effectively loose control of its subsidiary, DigiTar, Inc. (Nevada), and its financials were, therefore, no longer consolidated. However, a 30% investment in DigiTar (Wyoming) was recorded as an equity investment of Global at August 31, 2006 at the value of $65,618.

          The Asset Purchase Agreement and Plan of Reorganization executed on July 27, 2006 by Global Wataire, Inc. and its wholly-owned subsidiary, DigiTar, Inc.(Nevada) with DigiTar Inc. (Wyoming), as noted above, could not be consummated due to the inability of Global Wataire, Inc. and DigiTar, Inc. (Wyoming) to agree on certain key documents necessary to effect the purchase of DigiTar, Inc's (Wyoming) assets. Consequently, Global Wataire, Inc. and its wholly-owned subsidiary, DigiTar Inc. (Nevada) have rescinded and cancelled the planned acquisition of DigiTar Inc.'s (Wyoming) business assets as of June 28, 2007. The investment in DigiTar Inc.'s (Wyoming) business has therefore been impaired and included in expenses as of May 31, 2007. Global has also taken the 20,000,000 shares of Global common stock held for the benefit of DigiTar, Inc. (Wyoming) out of escrow. Global Wataire, Inc., will seek to recover monies it advanced, in anticipation of closing the proposed transaction, to DigiTar, Inc. (Wyoming) for working capital in the amount of $50,000.

NOTE E -  LOAN RECEIVABLE

          The Company advanced DigiTar Inc. $50,000 for working capital. There are no established repayment terms.

NOTE F -  SHARE ACTIVITY

          CONVERSION  OF  PREFERRED  SHARES  TO  COMMON  STOCK
          During the period ended, Betty-Ann Harland converted 25,000 shares of Class A Preferred Stock into 5,000,000 Shares of Common Stock. Additionally, other stockholders of the Company also converted 9,000 shares of Class A Preferred Stock into 1,800,000 Shares Common Stock during the period ended. In connection with the cancelled Wataire license agreement, Mrs. Harland was re-issued 25,000 Class A Preferred Stock on March 7, 2007.

          REGULATION  S  SHARES
          On January 26, 2007, the Company issued a press release announcing that they had launched a $5,000,000 equity offering on the Berlin Stock Exchange. The company is offering for sale 10,000,000 shares at a price of $0.50 per share and if completely subscribed will yield $5,000,000. This offering is on a best effort basis. As of May 31, 2007, 6,984,789 shares had been sold and 1,800,000 shares issued in exchange for financial services rendered. Net proceeds from the sale of stock were $518,788.
                                                    -  continued  -


                                      -F6-

GLOBAL  WATAIRE  INC.
(FORMERLY KNOWN AS INTERNATIONAL DEVELOPMENT CORP.)
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


NOTE F -  SHARE ACTIVITY - CONTINUED

          TREASURY  STOCK
          During the period ended the company acquired 3,000,000 Common Shares and placed them into treasury at a par value of $.001

NOTE G -  SUBSEQUENT EVENTS

          On June 28, 2007, the Company announced that it had terminated its planned acquisition of DigiTar's business (See Note D.)


                                      -F7-

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

RESULTS  OF  OPERATIONS

     THREE MONTHS ENDED MAY 31, 2007 (FISCAL 2007)  COMPARED
     TO THE NINE MONTHS ENDED MAY 31, 2006 (FISCAL 2006).

     COMPARISON OF THE RESULTS OF OPERATIONS.

     For the three months ended May 31, 2007 and 2006 the company had no sales. Net loss for the three months ended May 31, 2007 was $ 180,981
compared  to net loss of $ 127,290   for the three months ended May 31 , 2006.

     Operating expenses decreased by $ 11,927 for the third quarter of our current fiscal year from $ 127,290 for the three months ending May 31, 2006 to $115,363. The decrease in expenses can be attributed to a decrease in consulting fees of $3,000, and a decrease of $13,303in general and administrative expenses. An increase in interest expense of $ 4376 is due to the Company having no revenues, as cash flow of the Company is dependent on the Directors and the issuance of common stock pursuant to the Company's Reg S common stock offering in Europe. However, the increase in the net loss from operations for the third quarter is principally due to canceling the plan to acquire the business assets of DigiTar, Inc., resulting in a charge against operations of $65,618.

     For the nine months ended May 31, 2007 and 2006 the company had no sales. Net loss for the nine months ended May 31, 2007 was $407,860 compared to net loss of $153,883 for the nine months ended May 31, 2006.

     Expenses have decreased by $6,383 for the first nine months of our current fiscal year from $348,625 for the nine months ended May 31, 2006 to $342,242 for the nine months ended May 31, 2007. The decrease can be attributed to a decrease in consulting fees of $9,000, and decrease in general and administrative expenses of $13,233. An increase in interest expenses of $15,850 is due to the company having no revenues, therefore due to Directors has increased by $5,436 as cash flow of the company is dependent on Directors and the proceeds of common stock sales from the Company's Reg. S stock offering in
Europe.   The increase in loss from operations for the nine months ended May 31,
2007 is principally due to canceling the plan to acquire the business assets of DigiTar, Inc., resulting in a charge against operations of $65,618

LIQUIDITY AND CAPITAL RESOURCES

     Our operations generated no cash for the three months ended . All payments of expenses or accounts payable were paid by our Directors on behalf of the Company and from the net proceeds of the sale of common stock pursuant from the Company's Reg S common stock offering, which amounted to $518,787.

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

RECENT DEVELOPMENTS

     Recent developments are as follows:

     The Company continues to pursue its new business strategy of providing advisory and transactional services to help high potential emerging companies develop and implement the strategies they need to obtain the capital required to be successful and to continue into the future as equity partners and strategic advisors with those companies. We would expect to derive revenue from consulting and transactional fees charged our clients and outside investors. However, our principal source of revenue is expected from returns on the equity we retain in our client companies once they obtain adequate funding, either in the form of share appreciation or profit sharing agreements or both, as the case may be. Expanding on our new strategy of being an equity partner in high potential industries, on June 24 the Company entered into a letter of intent with NexGen Bio Energy, LLC.,(NexGen) of Marion, Ohio with respect to a proposed transaction in which the Company, or its subsidiary, will purchase from NexGen a 4 million gallon per year, automated, continuous flow, programmable logic controlled, biodiesel production plant. Also in keeping with our new strategy, the Company is continuing due diligence on other promising companies in the energy, precious metals and commercial real estate industries.

     On July 27, 2006 Global Wataire, Inc. and its wholly-owned subsidiary, DigiTar, Inc. (a Nevada corporation) entered into an agreement with DigiTar Inc. (A Wyoming corporation), whereby Global would purchase substantial all of the business assets of DigiTar, Inc. ( Wyoming) The terms of certain key documents necessary to complete the purchase of DigiTar Inc.'s (Wyoming) assets could not been agreed to by the parties and the parties could not resolve their differences as to the terms of the planned acquisition of DigiTar Inc.'s ( Wyoming) business. Consequently on June 28, 2007, Global Wataire, Inc., its wholly-owned subsidiary, DigiTar, Inc (Wyoming)., rescinded the proposed transaction and cancelled the planned acquisition of DigiTar Inc.'s (Wyoming) business. Global Wataire, Inc., its wholly-owned subsidiary, DigiTar, Inc. (Nevada) will seek to recover the monies advanced during the negotiations to DigiTar Inc. (Nevada) for working capital in the amount of approximately $50,000.


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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS.

EXHIBIT
  NO.                        IDENTIFICATION OF EXHIBIT
-------                      -------------------------

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

                                   GLOBAL WATAIRE, INC.

Dated:   18 July 2007

                                   By  /s/ Sydney A. Harland
                                     -------------------------------------------
                                       Sydney A. Harland, Chief Executive
                                       Officer


                                   By  /s/ Edmund J. Gorman
                                     -------------------------------------------
                                       Edmund J. Gorman, Chief Financial Officer