Form 10QSB/A
period 2007-05-31
Global Wataire, Inc.
filed 2007-07-26
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                               (AMENDMENT NO. 1)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 31 May 2007, the issuer had 15,839,360 shares of its common stock issued and 12,839,360 outstanding.

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
  Item 6.  Exhibits

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.





                               GLOBAL WATAIRE INC.
                             (A NEVADA CORPORATION)
                                BUFFALO, NEW YORK

                        --------------------------------
                                FINANCIAL REPORTS
                                       AT
                                  May 31, 2007
                        ================================

GLOBAL WATAIRE INC.
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


TABLE OF CONTENTS
-----------------------------------------------------------------------------------
Consolidated Balance Sheets at May 31, 2007 (Unaudited) and August 31, 2006    F1

Consolidated Statements of Operations for the Three and Nine Months Ended
  May 31, 2007 and 2006 (Unaudited)                                            F2

Consolidated Statements of Cash Flows for the Nine Months Ended
  May 31, 2007 and 2006 (Unaudited)                                           F3-F4

Notes to Consolidated Financial Statements                                    F5-F7

GLOBAL WATAIRE INC.
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED BALANCE SHEETS
===================================================================================================
                                                                         (UNAUDITED)
                                                                           MAY 31,       August 31,
                                                                             2007           2006
---------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                                $   139,819   $         -

OTHER ASSETS
Loan Receivable                                                               50,000             -
Investment                                                                         -        65,618
---------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $   189,819   $    65,618
===================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable                                                         $   138,051   $   157,253
Accrued Expenses                                                              10,325        18,500
Due to Directors                                                             495,717       490,281
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                            644,093       666,034
---------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Common Stock:  $.001 Par; 800,000,000 Shares Authorized;
              15,839,360 and 483,404, Issued and 12,839,360                   15,839           484
              and 483,404 Outstanding, respectively
Common Stock, Class B:  $.001 Par; 50,000 Shares Authorized;
              -0- Issued and Outstanding                                          --            --
Preferred Stock, Class A:  $.001 Par; 1,000,000 Shares Authorized;
              66,000 and 100,000 Issued and
              Outstanding, respectively                                           66           100
Preferred Stock, Class B:  $.001 Par; 5,000,000 Shares Authorized;
              1,000,000 Issued and Outstanding                                 1,000         1,000
Preferred Stock, Class C:  $.001 Par; 15,000,000 Shares Authorized;
              -0- Issued and Outstanding                                          --            --
Preferred Stock, Class D:  $.001 Par; 13,000,000 Shares Authorized;
              -0- Issued and Outstanding                                          --             -
Additional Paid-In Capital                                                 3,279,981     2,738,300
Accumulated Deficit                                                       (3,748,160)   (3,340,300)
Treasury Stock - 3,000,000 Shares at $.001 Par                                (3,000)            -
---------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                 (454,274)     (600,416)
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $   189,819   $    65,618
===================================================================================================

   The accompanying notes are an integral part of these financial statements.


                                     - F1 -

GLOBAL WATAIRE INC.
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
========================================================================================================
                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            MAY 31,                     MAY 31,
                                                   --------------------------  -------------------------

                                                       2007          2006         2007          2006
--------------------------------------------------------------------------------------------------------

REVENUES, NET                                      $         -   $         -   $        -   $         -

Cost of Goods Sold                                           -             -            -             -
--------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                 -             -            -             -
--------------------------------------------------------------------------------------------------------

EXPENSES
Consulting Fees                                         55,000        58,000      165,000       174,000
General and Administrative                              48,918        62,221      142,027       155,260
Interest Expense                                        11,445         7,069       35,215        19,365
--------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                         115,363       127,290      342,242       348,625
--------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS BEFORE
  IMPAIRMENT OF INVESTMENT
Reversal of Gain on placeCitySale of Subsidiary
  Stock Investment                                      65,618            --       65,618             -
--------------------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR TAXES                       (180,981)     (127,290)    (407,860)     (348,625)

Provision for Taxes                                          -             -            -             -
--------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                  (180,981)     (127,290)    (407,860)     (348,625)

DISCONTINUED OPERATIONS
Gain from Sale of Net Assets of
  Subsidiary, Net of Taxes                                   -             -            -       194,742
--------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                            $  (180,981)  $  (127,290)  $ (407,860)  $  (153,883)
========================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                 11,477,597       483,404    6,081,066       483,404

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                $     (0.00)  $     (0.00)  $    (0.00)  $     (0.00)
========================================================================================================

   The accompanying notes are an integral part of these financial statements.


                                     - F2 -

GLOBAL WATAIRE INC.
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================
Nine Months Ended May 31,                                    2007        2006
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD                                   $(407,860)  $(153,883)

NON-CASH ADJUSTMENTS:
Gain on Sale of Net Assets of Subsidiary                          -    (194,742)
Interest on Directors/Stockholder Loans                      35,215      19,365
Reversal of Gain on Sale of Subsidiary Stock Investment      65,618           -
CHANGES IN ASSETS AND LIABILITIES:
Accounts Payable                                            (19,202)         64
Accrued Expenses                                             (8,175)     75,213
--------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                   (334,404)   (253,983)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Advance                                                (50,000)          -
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Regulation S Shares               518,787           -
Advances from Directors                                       5,436     253,789
--------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                    524,223     253,789
--------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     139,819        (194)

Cash and Cash Equivalents - Beginning of Period                   -         194
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $ 139,819   $       -
================================================================================

                                                                   - continued -

   The accompanying notes are an integral part of thee financial statements.


                                     - F3 -

GLOBAL WATAIRE INC.
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
==================================================================================
Nine Months Ended May 31,                                         2007       2006
----------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES
==================================================================================

Interest Paid                                                    $   -  $       -
Income Taxes Paid                                                $   -  $       -
==================================================================================


NON-CASH INVESTING AND FINANCING ACTIVITIES
==================================================================================

ACQUISITION OF MARKETING RIGHTS VIA ISSUANCE OF PREFERRED STOCK  $   -  $  15,000

ASSETS AND LIABILITIES TRANSFERRED TO RELATED PARTIES IN
  CONNECTION WITH SALE OF NET ASSETS OF SUBSIDIARY:
Accounts Receivable                                              $   -  $  15,678
Inventory                                                        $   -  $ 190,830
Accounts Payable                                                 $   -  $ (15,457)
Deferred Revenue                                                 $   -  $  (7,037)
Due to Directors                                                 $   -  $(173,333)
Due to Stockholder                                               $   -  $(145,212)

SALE OF NET ASSETS OF SUBSIDIARY PAID VIA FORGIVENESS OF
  LIABILITIES:
Due to Directors                                                 $   -  $ (32,483)
Due to Stockholder                                               $   -  $ (27,728)
==================================================================================

   The accompanying notes are an integral part of these financial statements.


                                     - F4 -

GLOBAL WATAIRE INC.
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


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

          RECLASSIFICATIONS
          Certain amounts in the prior year consolidated financial statements have been reclassified to conform with current year presentation. The reclassifications made to the prior year have no impact on the net income (loss), or overall presentation of the consolidated financial statements.

NOTE B -  GOING  CONCERN
          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $3,748,160 at May 31, 2007.

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

                                                                   - continued -


                                     - F5 -

GLOBAL WATAIRE INC.
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


NOTE C -  RECENTLY  ISSUED  ACCOUNTING  STANDARDS  -  CONTINUED
          In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2008. The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements.

          In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

          In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115". SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.


NOTE D -  REORGANIZATION/INVESTMENT
          On  July  27,  2006  an  Asset  Purchase  Agreement  and  Plan  of
          Reorganization was executed by Global Wataire, Inc. and its wholly-owned subsidiary, Atlantic Seaboard, Inc. with DigiTar Inc. DigiTar sold to Atlantic substantially all of its assets in exchange for 49% of the issued and outstanding common stock of Atlantic and 10,000,000 shares of Atlantic's voting convertible preferred stock. Global retained a 30% investment in Atlantic which was recorded as an equity investment of Global at August 31, 2006 at the value of $65,618.

          The Asset Purchase Agreement and Plan of Reorganization executed on July 27, 2006 was never consummated. Certain key documents necessary to complete the purchase of DigiTar's assets have not been agreed to by Global Wataire Inc., Atlantic Seaboard, Inc. and DigiTar Inc. Consequently, Global Wataire Inc. and Atlantic Seaboard, Inc. have rescinded the transaction and cancelled the planned acquisition of DigiTar Inc.'s business as of June 28, 2007. The gain on sale of subsidiary stock investment has therefore been reversed and Atlantic remains a wholly-owned subsidiary of Global. Global has also taken the 20,000,000 shares of common stock out of escrow that were being held for the benefit of DigiTar. Global Wataire, Inc., and its wholly-owned subsidiary, Atlantic Seaboard, Inc. will also seek to recover the monies advanced to DigiTar for working capital in the amount of $50,000.


                                     - F6 -

GLOBAL WATAIRE INC.
(A NEVADA CORPORATION)
BUFFALO, NEW YORK


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------


NOTE E -  LOAN  RECEIVABLE
          The company advanced DigiTar Inc. $50,000 for working capital. There are no established repayment terms.

NOTE F -  STOCK  ACTIVITY
          REGULATION  S  STOCK
          On January 26, 2007, the Company issued a press release announcing that they had launched a $5,000,000 equity offering on the Berlin Stock Exchange. The company is offering for sale 10,000,000 shares at a price of $0.50 per share and if completely subscribed will yield $5,000,000. This offering is on a best effort basis. As of May 31, 2007, 5,258,789 shares had been issued of which 1,800,000 shares were issued in exchange for financial services rendered. Gross proceeds from the sale of stock were $1,178,443 less stock issuance costs of $659,655. Net proceeds from the sale of stock were $518,788.


NOTE G -  SUBSEQUENT  EVENTS
          On June 28, 2007, the Company announced that it had terminated its planned acquisition of DigiTar's business (See Note D.)



                                     - F7 -

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