Form 10KSB
period 2007-08-31
Global Wataire, Inc.
filed 2007-11-29
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-KSB
                                    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended August 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No.  001-15665

GLOBAL WATAIRE, INC.
(Exact name of issuer as specified in its charter)

Nevada	36-4567500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

534 Delaware Avenue, Suite 412 Buffalo, New York	14202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (716) 332-7150

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No☒

State issuer’s revenues for its most recent fiscal year:  $ 61,750.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of August 31, 2007: $58,008.

Number of the issuer’s Common Stock outstanding as of November 27, 2007: 24,585,571

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes☐  No☒

PART I

Item 1.	Description of Business.

Company Overview

We provide both advisory and transactional services to help business owners develop and implement the business strategies necessary to achieve their financial objectives.  Our participation is relationship driven and seeks exclusive engagements that will enable both the client and the Company to achieve superior results, positive cash flow and better than market returns from their businesses.  We bring together the expertise of an experienced team of professionals dedicated to developing the right strategies for our clients to get the funding they need to succeed.  Our team of professionals and associates are committed to being strategic partners of our clients both now and in the future as they grow and prosper.

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

We will not restrict our search to any specific business, industry or geographical location and we may participate in a business venture of virtually any kind or nature.  We will seek business opportunities with entities which are in the development stage, have recently commenced operations or with established companies that wish to take advantage of the capital markets to raise additional funding to expand into new products or markets or for other corporate development purposes.  We may establish subsidiaries to acquire businesses or acquire existing companies as subsidiaries.  In short, we plan to identify emerging companies with exceptional promise and, with the our help, incubate them into in successful stand alone enterprises.

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

We intend to concentrate on candidate opportunities brought to us by our officers, directors, by our shareholders and their respective contact networks.  In analyzing prospective business opportunities, we will scrutinize all relevant factors, such as the market, future prospects, the quality and depth of management, technical resources; working capital and other financial needs; history of operations, if any; nature of present and expected competition, etc.  We will not acquire or merge with any company for which audited financial statements cannot be obtained within 71 days after closing of the proposed transaction, as required by the Securities Exchange Act of 1934, as amended.

We were formerly known as International Development Corp., a Nevada corporation.  Moreover, International Development Corp. was formerly known as Ozolutions, Inc., a Delaware corporation.  We changed our name from Ozolutions, Inc. to International Development Corp. and our state of domicile on December 9, 2004.  See “Description of Business - Change of Domicile.”  On April 14, 2006, we changed our name to Global Wataire, Inc.

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

On January 21, 2005, we formed a wholly owned subsidiary, Freshwater Technologies, Inc., and transferred our water activation and purification-related assets and business to it.  On January 11, 2006, we executed and closed an Asset Sale Agreement with Max Weissengruber, our then president and chief operations officer and a director, and D. Brian Robertson, our then chief financial officer, with respect to the purchase of certain assets of Freshwater Technologies.  Although the agreement was executed and closed on January 11, 2006, it was effective as of October 1, 2005.  Included in the assets was the name “Freshwater Technologies.”  The purchase price for the assets was $60,210.33 paid in the form of the forgiveness of debt for salary owed by International Development Corp. and Freshwater Technologies, Inc. in the amount of $32,482.51 to Mr. Weissengruber, and $27,727.82 to Mr. Robertson.

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

On May 24, 2006, Max Weissengruber resigned as secretary and as a director, effective immediately.  There was no disagreement between Mr. Weissengruber and Global Wataire.  Likewise, on June 27, 2006, our board of directors, pursuant to our Bylaws Company, elected Robert Glassen to serve as a director and elected Edmund Gorman to serve as a director and corporate secretary of Global Wataire.

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

Accounting for the Transaction.  Upon consummation of the change of domicile, the historical financial statements of the Delaware corporation became the historical financial statements of the Nevada corporation.  Total stockholders’ equity was unchanged as a result of the change of domicile.

Changing the Scope of Our Business

Historically, our business was limited to the development of water activation and purification businesses.  With the recent change in control, changes in our board of directors and management, the Company decided to change our business to the advisory and transactional services business to help high potential emerging companies develop and implement the strategies they need to obtain the capital required to be successful and to continue into the future as equity partners and strategic advisors with those companies.  We would expect to derive revenue from consulting and transactional fees charged our clients and outside investors.  However, our principal source of revenue is expected from returns on the equity we retain in our client companies once they obtain adequate funding, either in the form of share appreciation or profit sharing agreements or both, as the case may be.

The  Company  continues  to  pursue  its new business strategy of providing advisory  and  transactional  services to help high potential emerging companies develop and implement the strategies they need to obtain the capital required to be  successful  and to continue into the future as equity partners and strategic advisors with those companies . The Company will also pursue promising business opportunities in the energy, precious metals and commercial real estate industries as principal or joint venture partner.

Expanding on our new strategy of being an equity partner in high potential industries, on June 24, 2007, the Company entered into a letter of intent with NexGen Bio Energy, LLC.,(NexGen) of Marion, Ohio with respect to a proposed transaction in which the  Company, or its subsidiary, would purchase from NexGen, a 4 million gallon per year biodiesel  production plant manufactured by Orbitec, Inc of Tulsa, Oklahoma.  However, it became apparent that it is in our best interest to pursue the acquisition of biodiesel production capacity directly with production plant manufacturers and feedstock producers. Accordingly we are in discussions with those companies to produce biodiesel either on our own or in a joint venture with those companies.

           On July 27, 2006 Global Wataire, Inc. and its wholly-owned subsidiary, Atlantic Seaboard, Inc. entered into an agreement with DigiTar Inc., whereby Global would purchase substantial all of the business assets of DigiTar, Inc.  The terms of certain key documents necessary to complete the purchase of DigiTar’s assets could not be agreed to by the parties and the parties could not resolve their differences as to the terms of the planned acquisition of DigiTar’s business. Consequently, on June 28, 2007, Global Wataire, Inc., and its wholly-owned subsidiary, Atlantic Seaboard, Inc., rescinded the proposed transaction and cancelled the planned acquisition of  DigiTar Inc.’s business. Global Wataire, Inc., and its wholly-owned subsidiary, Atlantic Seaboard, Inc will seek to recover the monies advanced during the negotiations to DigiTar for working capital in the amount of $50,000.

Material Agreement

Transaction with Dutchess Private Equities Fund, Ltd.

On April 24, 2007, we entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”). Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of our common stock over the course of up to thirty-six (36) months. The amount that we shall be entitled to request from each purchase (“Puts”) shall be equal to, at our election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the put date.

The put date shall be the date that the Investor receives a put notice of a draw down by us. The purchase price shall be set at ninety-three percent (93%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, we shall not be entitled to deliver another put notice. Further, we shall reserve the right to withdraw that portion of the Put that is below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice.

In connection with the Agreement, we entered into a Registration Rights Agreement with Dutchess (“Registration Agreement”). Pursuant to the Registration Agreement, we are obligated to file a registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the Investment Agreement within fifteen (15) days after the closing date. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within ninety (90) days after the closing date. The Agreement does not impose any penalties on us for failure to meet either the 30 day or 90 day obligations, however, we shall endeavor to meet both such deadlines.

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

RISK FACTORS

The following risk factors should be considered carefully in addition to the other information contained in this report. This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as other sections in this report, discuss some of the factors that could contribute to these differences.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

This report also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, results of operations, financial condition and the market price of our Common Stock.

Risks Relating to Our Business

Our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements.

It should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements.  The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern.  We have incurred net losses of  ($1,131,102), (263,996) and (1,407,124) for the fiscal years ended August 31, 2005, August 31, 2006, and August 31, 2007, respectively.  Our working capital deficit as of August 31, 2007 is (691,154).  Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements.  We may continue to incur losses as we spend additional capital to develop and market our products and services and establish our infrastructure and organization to support anticipated operations.  We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit.  Any of these factors could cause our stock price to decline and result in your losing a portion or all of your investment.

Under our business plan, we have a limited operating history and are not likely to succeed unless we can overcome the many obstacles we face.

As of the date of this report, we had minimal business operations or revenues, and we are still in our formative stage.  You should be aware of the difficulties, delays and expenses normally encountered by an enterprise many of which are beyond our control, including unanticipated expenses, employment costs, and administrative expenses.  It is possible that our proposed business plan as described in this report will not materialize or prove to be successful or operate profitably.  If we cannot operate profitably, you could lose your entire investment.

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

We have only a token number of employees, and in order to grow our business we will need to hire significant additional personnel.

       We need to hire, train and retain additional employees for all aspects of our business if we are to achieve our goals. Our success will also depend on our ability to attract and retain a staff of qualified personnel. Qualified individuals are in high demand and are often subject to competing offers. We cannot be certain that we will be able to attract and retain the qualified personnel we need for our business. If we are unable to hire additional personnel as needed, it would have a material adverse effect on us.

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

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors.  Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers liability insurance to pay on a timely basis the costs incurred in defending such claims.  We currently do not carry limited directors and officers liability insurance.  Directors and officers liability insurance has recently become much more expensive and difficult to obtain.  If we are unable to provide directors and officers liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

We may lose potential independent board members and management candidates to other companies that have directors and officers liability insurance to insure them from liability or to companies that have revenues or have received greater funding to date which can offer greater compensation packages.  The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks.  As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

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

Dependence on key employees.

Our business is dependent upon our senior executive officers, principally, Sydney Harland, our president and Chief Executive Officer, who is responsible for our operations, including marketing and business development, and Edmund Gorman, our chief financial officer, secretary and treasurer.  Should Messrs. Harland and/or Gorman leave our employ, our business may be adversely affected.  In the event of future growth in administration, marketing, manufacturing and customer support functions, we may have to increase the depth and experience of our management team by adding new members.  Our success will depend to a large degree upon the active participation of our key officers, directors and employees.  Loss of services of any of the current officers and directors could have a significant adverse effect on our operations and prospects.  There can be no assurance that we will be able to employ qualified persons on acceptable terms to replace officers who become unavailable.

Certain Nevada corporation law provisions could prevent a potential takeover, which could adversely affect the market price of our common stock.

We are incorporated in the State of Nevada.  Certain provisions of Nevada corporate law could adversely affect the market price of our common stock.  Because Nevada corporate law, NRS Sections 78.378 to 78.3793, contain provisions with respect to acquisition of a controlling interest in a corporation, it would be more difficult for someone to acquire control of the Comapny.  Nevada corporate law also discourages proxy contests making it more difficult for you and other stockholders to elect directors other than the candidate or candidates nominated by our board of directors.

Taxation of dividends.

In the absence of an applicable treaty between the United States and the government of the country of which a stockholder is a citizen, if such stockholder is not a United States citizen or a resident alien of the United States, pursuant to United States income tax law, all dividends payable by the Company on our capital stock to any such stockholder are subject to a withholding rate of 30 percent.  As of the effective date of this report, there is no way to determine which of our potential stockholders may be subject to the 30 percent withholding requirement.

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

Our common stock has historically been sporadically or “thinly-traded” on the Over the Counter Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In fact, during the period from June 1, 2007 until August 31, 2007, the high and low sale prices of a share of our common stock were $0.13 and $0.11, respectively. The volatility in our share price is attributable to a number of factors.  First, as noted above, the shares of our common stock are sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our products and services.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

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

Volatility in our common stock price may subject the Company to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Existing stockholders may experience significant dilution from the sale of our common stock pursuant to the investment agreement.

The sale of our common stock to Dutchess Private Equities Fund, Ltd. in accordance with the Investment Agreement will have a dilutive impact on our shareholders.  As a result, our net income per share could decrease in future periods and the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put option, the more shares of our common stock we will have to issue to Dutchess Private Equities Fund, Ltd. in order to drawdown on the Equity Line. If our stock price decreases, then our existing shareholders would experience greater dilution. The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

Dutchess Private Equities Fund, Ltd. will pay less than the then-prevailing market price of our common stock which could cause the price of our common stock to decline.

Our  common  stock to be issued  under the  Investment  Agreement  will be purchased at a seven percent (7%) discount  to the lowest  closing  bid price  during the five trading days immediately following our notice to Dutchess Private Equities Fund, Ltd. of our election to exercise our “put” right.  Each issuance of shares of our common stock will dilute the value of each share of common stock due to the increase in the number of outstanding shares. Dutchess Private Equities Fund, Ltd. has a financial incentive to sell our shares immediately upon receiving the shares to realize the profit between the discounted price and the market price. If Dutchess Private Equities Fund, Ltd. sells our shares, the price of our common stock may decrease.  If our stock price decreases, Dutchess Private Equities Fund, Ltd. may have a further incentive to sell such shares.  Accordingly, the discounted sales price in the Investment Agreement may cause the price of our common stock to decline.

Voting control of our common stock is possessed by Betty-Ann Harland.  Additionally, this concentration of ownership could discourage or prevent a potential takeover of Global Wataire that might otherwise result in your receiving a premium over the market price for your common stock.

The voting control of our common stock is in Betty-Ann Harland, our chairman and wife of Sydney A. Harland, our president and Chief Executive Officer.  Ms. Harland owns 66,000 shares of our Series A preferred stock and 1,000,000 shares of our Series B preferred stock.  A holder of shares of our Series A preferred stock is entitled to the number of votes equal to the number of shares of the Series A preferred stock held by such holder multiplied by 200 on all matters submitted to a vote of our stockholders.  A holder of shares of the Series B preferred stock is entitled to the number of votes equal to the number of shares of the Series B preferred stock held by such holder multiplied by 500 on all matters submitted to a vote of our stockholders.  Consequently, as of the date of this report, Ms. Harland had the right to vote 513,000,000 shares of our common stock, a number in excess of our currently issued and outstanding shares of common stock.  The result of Ms. Harland’s voting control is that she has the ability to control all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.  Additionally, this concentration of voting power could discourage or prevent a potential takeover of the Company that might otherwise result in your receiving a premium over the market price for your common stock.

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

Our board may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time.  For the past three years and for the twelve month period ended August 31, 2007, we issued no common stock for debt.  For the past four years ended August 31, 2007, we issued a total of 2,316,325 shares in payment for services.  It is likely that we will issue additional securities to pay for services and reduce debt in the future.  It is possible that we will issue additional shares of common stock under circumstances we may deem appropriate at the time.

The elimination of monetary liability against our directors, officers and employees under our articles of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by Global Wataire and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contain provisions, which eliminate the liability of our directors for monetary damages to the Comapny and our stockholders.  Our bylaws also require that we indemnify our officers and directors.  We may also have contractual indemnification obligations under our agreements with our directors, officers and employees.  The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup.  These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit the Company and our stockholders.

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

Should we issue additional shares of our common stock at a later time, each investor’s ownership interest in our stock would be proportionally reduced.  No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

The Company  is traded on the OTC Bulletin Board, and as such,  we must be current in our reports under Section 13 of the Exchange Act, in order to maintain our price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Inasmuch as the current bid and ask price of our common stock is less than $5.00 per share, our shares are classified as “penny stock” under the rules of the SEC.  For any transaction involving a penny stock, unless exempt, the rules require:

•	That a broker or dealer approve a person’s account for transactions in penny stocks; and

•	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	Obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and

•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

•
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

Our corporate office is located at 534 Delaware Avenue, Suite 412, Buffalo, New York 14202, which we rent at the rate of $250.00 per month.  In addition, we use approximately 400 square feet of office space at 5050 DeSorel, Suite 110 Montreal, Quebec, Canada H4P 1G5.  We believe that all of our facilities are adequate for at least the next 12 months.  We expect that we could locate other suitable facilities at comparable rates, should we need more space.

Item 3.	Legal Proceedings.

We are not engaged in any other litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Since April 17, 2006, following the change in our corporate name from International Development Corp. to Global Wataire, Inc., our common stock has been quoted on the OTC Bulletin Board under the symbol “GWTE.OB.”  Beginning in July 2001, until December 9, 2004, our symbol was “OZLU.OB.”  When we changed our corporate name from Ozolutions, Inc. to International Development Corp. on December 9, 2004, our symbol changed to “IDVL.OB.”  The following table sets forth, for the fiscal quarters indicated, the high and low bid prices.  These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.  In reviewing the quotations, you should take into account that our common stock was the subject of a one for 1,000 reverse split on April 14, 2006.  See “Description of Business.”  The effect of the reverse split was that our shares following the reverse split on April 14, 2006 are quoted at a price, which should be higher than that which obtained before the reverse split.

	High		Low
Fiscal 2005 Quarter Ended: November 30, 2004 February 29, 2005 May 31, 2005 August 31, 2005	$ $ $ $	0. 01 0.0024 0.0007 0.0007	$ $ $ $	0.01 0.0022 0.0006 0.0006
Fiscal 2006 Quarter Ended:
November 30, 2005 February 28, 2006 May 31, 2006 August 31, 2006	$ $ $ $	0.0015 0.0008 1.01 0.51	$ $ $ $	0.0006 0.0003 0. 18 0.12
Fiscal 2007 Quarter Ended:
November 30, 2006 February 28, 2007 May 31, 2007 August 31, 2007	$ $ $ $	0.51 0. 71 0.40 0.13	$ $ $ $	0.14 0.16 0.14 0.11

We currently have 24,584,571 shares of our common stock outstanding.  Our shares of common stock are held by approximately 1,667 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  There is no trading market for the shares of our preferred stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,000,000	$.13	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	-0-	-0-	-0-

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

There were no purchases of our equity securities by the Company or any affiliated purchasers during any month within the fourth quarter of the fiscal year covered by this Annual Report.

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, we make a number of statements, referred to as “forward-looking statements” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.  We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to the Companyand in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.

You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions.  When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•	Whether or not markets for our products and services develop and, if they do develop, the pace at which they develop;

•	Our ability to attract and retain the qualified personnel to implement our growth strategies;

•	Our ability to fund our short-term and long-term financing needs;

•	Competitive factors;

•	General economic conditions;

•	Changes in our business plan and corporate strategies; and

•
Other risks and uncertainties discussed in greater detail in the sections of this report, including those captioned “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operations.” Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-KSB to be accurate as of the date hereof.  Changes may occur after that date.  We will not update that information except as required by law in the normal course of our public disclosure practices.

•
Additionally, the following discussion regarding our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained in Item 1 of Part I of this Form 10-KSB, as well as the consolidated financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended August 31, 2006.

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

Overview

Plan of Operations.  Our proposed plan of operations for the next 12 months is to further develop our plans to make acquisitions, achieve profitability and improve the availability of working capital.  We have identified the following steps in order to accomplish the plan:

•	First, we must control and in some cases reduce general and administrative expenses while growing our business.

•	Second, we must find additional sources of working capital, through both debt and equity transactions, to fund our day to day operations as well as acquisitions.

Profitability.  Profitability is directly dependent upon our ability to manage our business consistent with our business strategy, which is described in “Description of Business” in this report.

Results of Operations

Since we have made a significant change in our business and management, the results of our previous operations may not be material to our future operations.  However, the previous results of operations may be relevant to an investor’s decision to purchase shares of our common stock offered hereby.  Any potential investor should be aware that we have ceased all previous business and will focus on trying to develop and market our advisory services or possible other business opportunities.

Comparison of consolidated results of operations for the years ended August 31, 2007 and August 31, 2006

Revenue for the year ending August 31, 2007 was $61,750. These revenues were professional services for locating OTCBB shell’s for suitable mergers.  Due to the Sale of Freshwater Technologies, revenues for the year ended August 31, 2006, was $ -0-.  Cost of goods sold was $-0- for each of the years ending August 31, 2007 and 2006, respectively.  Gross profit was $61,750 and $-0- for fiscal 2007 and 2006, respectively.

The net loss for the year ended August 31, 2007 was $1,407,124 compared to a net loss of $263,996 for the year ended August 31, 2006.  Expenses for the year ended August 31, 2007 increased $1,010,136 over the year ended August 31, 2006.  Increases in total expenses can be directly attributable to compensation expense of stock options of $389,953, an increase in consulting fees of $220,000 and an increase in general and administrative costs of $334,515, which, can be directly attributable to increases in the costs of other consulting fees of 73,000, director’s compensation expense of $208,000 and directors fees of 30,000. Interest expense for the year ended August 31, 2007 increased $15,668 over fiscal 2006 as a result of the increase in the outstanding balances owing to directors and a stockholder.   As mentioned above, the sale of Freshwater Technologies provided a gain to the company of $194,742 for the year ended August 31, 2006.

Liquidity and Capital Resources

Comparison for the fiscal years ended August 31, 2007 and August 31, 2006

Our operations used approximately $529,000 in cash during the year ended August 31, 2007.  Cash required during the year ended August 31, 2007 came principally from the proceeds from issuance of Regulation S shares of $948,000.  Directors and stockholder advances were repaid in the amount of $171.000.

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

Pursuant to this report, we are attempting to raise additional capital.  In addition, certain of our directors and stockholders may continue to provide the Company with the funds needed to continue our development and operations.  To the extent our revenue shortfall exceeds our capital raising efforts and the willingness and ability of our directors and stockholders to continue providing the Company with the funds needed, we anticipate raising any necessary capital from other outside investors coupled with bank or mezzanine lenders.  As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months.  Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

Regulation S Offering in Europe

On October 23, 2006, we began an offering of shares of our common stock to European investors, pursuant to Regulation S promulgated under the Securities Act.  15,000,000 shares were offered at $0.50 per share. The shares weresold in the offshore transactions to non-U.S. persons who were qualified investors and who were deemed acceptable by the Company.

The shares were sold on a “best efforts” basis on the Berlin Stock Exchange in Berlin, Germany through various authorized selling agents.  All cash payments for the shares were immediately available for use by the Company without the use of any escrow agent.

The subscription period began on October 23, 2006 and terminated on January 31, 2007. On August 3, 2007 we added an additional 5,000,000 shares to share offering for a total of 15,000,000 shares to be offered on the Berlin Stock Exchange. As a result of the offering the Company sold 10,408,233 shares and raised $947,927 after stock issuance costs.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Critical accounting policies include revenue recognition and impairment of long-lived assets.

We recognize revenue in accordance with Staff Accounting Bulletin No.101, “Revenue Recognition in Financial Statements.”  Sales are recorded when products are shipped to customers.  Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them.  At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 – “Accounting for Stock-Based Compensation - Transition and Disclosure.” This statement amends SFAS No. 123 – “Accounting for Stock-Based Compensation,” providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation.  FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements.  The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7.	Financial Statements.

The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-20.

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

Item 8B.       Other Information

The Company has entered into the following material agreements, which are described in Item 10: Executive Compensation, under the caption “Employment Agreements:”

•	Employment Agreement between the Company and Betty-Ann Harland dated October 1, 2004

•	Employment Agreement between the Company and Sydney Harland dated August 23, 2007

•	Employment Agreement between the Company and Edmund Gorman dated August 23, 2007

The Company has entered into the following material agreement, which is described in Item 1: Description of Business, under the caption “Transaction with Dutchess Private Equities Fund, Ltd:”

•	Investment Agreement between the Company and Dutchess Private Equities Fund, Ltd.

PART III

Item 9.	Directors and Executive Officers of the Registrant.

Executive Officers and Directors

The following table furnishes the information concerning our directors and officers.

Name	Age	Position	Director Since
Betty-Ann Harland	55	Chairman	2004
Sydney A. Harland	56	President, Chief Executive Officer and Director	2006
Edmund Gorman	61	Chief Financial Officer, Secretary and Director	2006
Robert Glassen	60	Director	2006
Arthur N. Kelly	45	Director	2004
Richard Proulx	53	Director	2005
Mark Hollingworth	48	Vice President	N/A

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

Sydney A. Harland has over 20 years of business experience, primarily in management of new innovative product solutions, in the railway, telecommunications, electrical utilities and mining industries.  Mr. Harland is an entrepreneur who ran his own company, Ameri-Can Equipment Sales & Leasing Inc. for almost 20 years – until 2005.  Between 1995 and 2000, Mr. Harland also worked on a consulting basis for Ontario Power Generation’s technology lab where he was mandated to develop marketing and commercialization plans for OPG’s specialized technology and customer service offerings.  In 1998 he co-founded ARS Networks and served as chairman, president and chief executive officer on a consulting basis.  ARS was a fully reporting publicly traded company that was engaged in the design and development of advanced railway communications and data management systems. He holds two patents and has been elected a member of the Canadian Institute of Marketing and the American Railway Engineering and Maintenance-of-Way Association.

Edmund Gorman has 30 years of progressing experience in corporate finance, organizational development and strategic planning.  In 1973 he joined Delloite Touche and in 1978 moved to Morrison Knudsen Corporation in Boise, Idaho, where he worked for almost 20 years in various executive positions, starting with the company as international legal and tax counsel he rose to become senior vice president, chief financial officer and treasurer.

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

Robert Glassen served as a member of the Florida House of Representatives Staff, House Natural Resources Committee, Tallahassee, Florida.  In 1978 he joined Dames & Moore, Boca Raton, Florida, as a Senior Geologist.  In 1985, he joined O.H. Materials Corporation (OHM) as a Regional Manager.  In 1990 he joined Steffen, Robertson and Kirsten US, Inc. (a company specializing in environmental and engineering consulting for the mining industry) as executive vice-president and chief operating officer.  In 1993 he was recruited by Ogden Environmental where he was a vice president and general manager of their Oak Ridge, Tennessee office.  In 1997, he joined SCIENTECH, Inc. where he served as a general manager of Grant Environmental, general manager of the Utility Security Services Division, and vice president, sales and marketing on assignment with Ontario Power Generation’s Kinectrics subsidiary.  From 2002 to present, he was president of Timberline Ridge Consulting, where he was a consultant to Enertech (a division of Curtiss Wright) identifying opportunities and executing nationwide sales of engineering and technical service to U.S. nuclear power plants.  He holds degrees of Bachelor of Arts from Villanova University of Pennsylvania, a Masters degree from the University of Virginia and has completed post graduate studies in geology at Florida State University.

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

Richard Proulx has a background in marketing and sales and presently is director of sales of Cash Acme, Canada, a division of Reliance Manufacturing, a world-wide Australian based specialty water valve manufacturer supplying its products to the commercial and residential building industry.  Prior to joining Cash Acme, Canada, Mr. Proulx was North American sales manager for Reliance Manufacturing’s product launch and North American distribution network.  From 1998 to 2002, he was general sales manager of IIG Specialties responsible for introducing new industrial products to the North American market and managing U.S and Canadian sales operations for existing product lines.  From 1985 to 1997, Mr. Proulx was president and founder of Terval Sales and Services, a plumbing and heating manufacturer's sales agency in Toronto.  He received his C.E.T. in mechanical building sciences from St. Laurent College in 1974 and his diplomas in business administration from Vanier College in 1976.

Mark Hollingworth is the founder of 5i Strategic Affairs, a management consulting firm specializing in leading and facilitating the strategic planning and implementation process for blue chip and promising start up companies.  Recent clients have included the Government of Canada, Hydro-Quebec, Ivaco Inc, Kruger Inc, McGill University, Option Consommateurs, Setym International, and many other smaller companies and start-ups.  Mr. Hollingsworth also lectures at McGill University where he teaches Strategic Management/Leadership, Technological Entrepreneurship and Technology Impact Assessment in several different faculties.  He is the author of the book “Growing People, Growing Companies” and has also had articles published in the Globe & Mail and the Ivey Business Journal.

Committees of the Board of Directors

Compensation Committee.  Our board of directors has created a compensation committee which makes recommendations to the board of directors concerning salaries and compensation for our executive officers and employees.  The members of the committee are Arthur Kelly, as chairman, and Richard Proulx.  We have adopted a charter for the compensation committee.

Audit Committee.  Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by the Company (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work.  The audit committee also reviews and evaluates our internal control functions.  The members of the committee are Arthur Kelly, as chairman, and Richard Proulx.  We have adopted a charter for the audit committee.

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

•
Review and reassess the adequacy of its charter at least annually.  Submit the charter to the board of directors for approval and have the document published at least every three years in accordance with the Securities and Exchange Commission regulations.

•
Review our annual audited financial statements prior to filing or distribution.  Review should include discussion with management and independent auditors of significant issues regarding accounting principles, practices and judgments.

•
In consultation with the management and the independent auditors, consider the integrity of the Company’s financial reporting processes and controls.  Discuss significant financial risk exposures and the steps management has taken to monitor, control and report such exposures.  Review significant findings prepared by the independent auditors together with management’s responses including the status of previous recommendations.

•
The independent auditors are ultimately accountable to the audit committee and the board of directors.  The audit committee shall review the independence and performance of the auditors and annually recommend to the board of directors the appointment of the independent auditors or approve any discharge of auditors when circumstances warrant.

•	Approve the fees and other significant compensation to be paid to the independent auditors.

•	On an annual basis, the audit committee should review and discuss with the independent auditors all significant relationships they have with the Company that could impair the auditors’ independence.

•	Review the independent auditors’ audit plan, and discuss scope, staffing, locations, reliance upon management and internal audit and general audit approach.

•
Prior to releasing the year-end earnings, discuss the results of the audit with the independent auditors.  Discuss certain matters required to be communicated to audit committees in accordance with the American Institute of Certified Public Accountants Statement of Auditing Standards No. 61.

•	Consider the independent auditors’ judgment about the quality and appropriateness of our accounting principles as applied in its financial reporting.

The members of the audit committee are independent as defined under Rule 4200(a)(15) of the NASD’s listing standards.

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

•
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

•	Be an affiliated person of the issuer or any subsidiary thereof.

As defined by the Exchange Act, an audit committee financial expert means a person who has the following attributes:

•	An understanding of generally accepted accounting principles and financial statements;

•	The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•
Experience in preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities;

•	An understanding of internal controls and procedures for financial reporting; and

•	An understanding of audit committee functions.

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The code of ethics is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by the Company;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

We will provide to any person without charge, upon request, a copy of our code of ethics.  Any such request should be directed to our corporate secretary at 534 Delaware Avenue, Suite 412, Buffalo, New York 14202, telephone (716) 332 7150.

Item 10.	Executive Compensation.

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Global Wataire and our subsidiaries for the fiscal years ended August 31, 2007, 2006 and 2005.

Summary Compensation Table

Name and Principle Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s) (US$)	Securities Underlying Options/SARs (#)	LTIP Payouts (US$)
Sydney Harland Chief Executive Officer and Director Betty Harland (1) and Director Edmund Gorman Chief Financial Officer Mark Hollingworth Vice President	2007 2006 2005 2007 2006 2005 2007 2006 2005 2007	0 0 N/A 0 0 0 N/A N/A N/A 0	0 0 N/A 0 0 0 N/A N/A N/A 0	$334,333 0 N/A $237,000 $232,000 $251,667 $63,000 N/A N/A 0	0 0 N/A 0 0 0 N/A N/A N/A 0	500,000 0 N/A 500,000 0 0 N/A N/A N/A 0	0 0 N/A 0 0 0 N/A N/A N/A 0

(1)	Ms. Harland’s employment contract commenced on October 1, 2004.

(2)	Mr. Robertson and Mr. Weissengruber’s contracts were terminated in 2006.

We have no long-term incentive compensation plans for our executive officers and employees.  In addition, we do not award stock appreciation rights or long term incentive plan pay-outs

        On  August 23, 2007 the Company entered in employment contracts with Messrs Harland and Gorman

Options Granted In First Quarter of  Fiscal 2007

On  July 25, 2007 each member of the Board of Directors was granted as compensation for services options to buy 500,000 shares of the Company’s common stock at the last quoted common stock offering price as of that day.

Compensation of Directors

In the fiscal year ended August 31, 2007, we paid  $5,000 each to our non-employee directors  as compensation  for their services as directors.  On July 25, 2007, each member of the Board of Directors was granted as compensation for services, options to buy 500,000 shares of the Company’s common stock at the last quoted common stock offering price as of that day.

Employment Agreements

On October 1, 2004, the Company  executed an agreement with Ms. Harland whereby she would perform various consulting services to the Company for a period of five years commencing on October 1, 2004.  Our board of directors will review this agreement  from time to time.

On August 23, 2007 the Company entered into an employment agreement with Mr. Harland to serve as President and Chief Executive Officer for a period of 5 years. On the same date the Company entered into an employment agreement with Mr. Gorman to serve as Chief Financial Officer for a period of 2 years.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock by:

•	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•	Each person who owns beneficially outstanding shares of our preferred stock;

•	Each director;

•	Each named executive officer; and

•	All directors and officers as a group.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
	Number	Percent	Number	Percent
Betty-Ann Harland (3) (5) (6)	5,000,000	25	1,000,000	100
Betty-Ann Harland (4) (5) (6)	-0-	-0-	66,000	66
Sydney A. Harland (5)	-0-	-0-	-0-	-0-
Edmund Gorman	-0-	-0-	-0-	-0-
Robert Glassen	-0-	-0-	-0-	-0-
Arthur N. Kelly	-0-	-0-	-0-	-0-
Richard Proulx	-0-	-0-	-0-	-0-
Mark Hollingworth	-0-	-0-	-0-	-0-
All officers and directors as a group (seven persons)	5,000,000	25	1,066,000

(1)
Unless otherwise indicated, the address for each of these stockholders is c/o Global Wataire, 534 Delaware Avenue, Suite 412, Buffalo, New York 14202.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he beneficially owns.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of the date of this report, there were issued and outstanding 20,191,637 shares of our common stock, 66,000 shares of our Series A preferred stock, 1,000,000 shares of our Series B preferred Stock and -0- of our Series C preferred stock and -0- of our Series D preferred stock.

(3)	Series B preferred stock.
(4)	Series A preferred stock.
(5)	Mr. Harland and Ms. Harland are married.
(6)
Betty-Ann Harland is chairman of our board of directors.  She holds 5,000,000 shares of our common stock, 66,000 shares of our Series A preferred stock and 1,000,000 shares of our Series B preferred stock, the ownership of which gives her the power to vote 513,000,000 shares of our common stock, which number exceeds the majority of the issued and outstanding shares of the common stock on the date of this report.

Other as stated above:

•	There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company; and

•	There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

Item 12.	Certain Relationships and Related Transactions.

On September 23, 2004, Betty-Ann Harland acquired 15,000,000 shares of our common stock, which represented 30.51 percent of our issued and outstanding common stock.  Ms. Harland paid the sum of $25,000 for the shares.  In January 2005, the 15,000,000 common shares were exchanged for 1,000,000 shares of our Series A preferred stock.  In July 2005, our board of directors approved the surrendering and cancellation of 900,000 shares of Series A preferred stock held by Ms. Harland.  In July, 2005, our board authorized the issuance of 1,000,000 shares of Series B preferred stock to Ms. Harland in consideration of $1,000 and the surrender of 900,000 shares of our Series A preferred stock.  See “Description of Business – Change in Control.”  During the period ended February 28, 2007, Ms. Harland converted 25,000 shares of Class A Preferred Shares into 5,000,000 Shares of Common Stock.  Additionally, other stockholders of the Company that are closely related to Ms. Harland also converted 9,000 shares of Class A Preferred Shares into 1,800,000 Shares of Common Stock during the same period.

On January 11, 2006, we executed and closed an Asset Sale Agreement with Max Weissengruber, our president, chief operations officer and a director, and D. Brian Robertson, our chief financial officer, with respect to the purchase of certain assets of Freshwater Technologies, Inc., our wholly-owned subsidiary.  See “Description of Business – Previous Business.”  Our board of directors approved of the sale to Messrs. Weissengruber and Robertson on September 29, 2005, and as modified, on January 6, 2006.

Item 13.	Exhibits.

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation
3.2	Bylaws (1)
10.1	Investment Agreement Dated August 24, 2007, by and between the Company and Dutchess Private Equities Fund Ltd. (2)
10.2	Registration Rights Agreement dated August 24, 2007, by and between the Company and Dutchess Private Equities Fund Ltd. (2)
14	Code of Ethics (3)
23.1	Consent of Independent Certified Public Accountants.
31.1	Certification of Sydney A. Harland, Chief Executive Officer of Global Wataire, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Edmund J. Gorman, Chief Financial Officer of Global Wataire, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Sydney A. Harland, Chief Executive Officer of Global Wataire, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Edmund J. Gorman, Chief Financial Officer of Global Wataire, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.1	Ed Gorman August 2007 Employment Contract (4)
99.2	Sydney Harland August 2007 Employment Contract (4)
99.3	Betty Harland October 2004 Employment Contract (4)

(1) Incorporated by reference to Form 10SB12G filed on August 15, 2000 (File No. 000-31343)

(2) Incorporated by reference  to  Form  8K filed on August 30, 2007 (File No. 000-31343)

(3) Incorporated by reference from Form 10KSB filed on January 30, 2006 (File No. 000-31343)

(4) Incorporated by reference from Form SB-2 filed on September 28, 2007 (File No. 333-146387)

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2006 were $25,478.

The aggregate fees billed by Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2007 were $25,500.

Audit Related Fees

The aggregate audit-related fees billed by Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2006 were $2,454 for review of the SEC comment letter response.

The aggregate audit-related fees billed by Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2007 were $795 for review of the SEC comment letter response.

Tax Fees

The aggregate tax fees billed by Rotenberg & Company, LLP for professional services rendered for tax services for fiscal year ended August 31, 2006 were $2,500.

The aggregate tax fees billed by Rotenberg & Company, LLP for professional services rendered for tax services for fiscal year ended August 31, 2007 were $-0-..

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

                                                                                                               Dated: November 29, 2007

By /s/ Sydney A. Harland
     Sydney A. Harland,
     Chief Executive Officer

By /s/ Edmund J. Gorman
    Edmund J. Gorman,
    Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland Sydney A. Harland	President, Chief Executive Officer and Director	November 29, 2007
/s/ Edmund J. Gorman Edmund J. Gorman	Chief Financial Officer, Secretary and Director	November 29, 2007
/s/ Betty-Ann Harland Betty-Ann Harland	Chairman	November 29, 2007
/s/ Robert Glassen Robert Glassen	Director	November 29, 2007
/s/ Arthur N. Kelly Arthur N. Kelly	Director	November 29, 2007
/s/ Richard Proulx Richard Proulx	Director	November 29, 2007

GLOBAL WATAIRE INC.
(A NEVADA CORPORATION)
Buffalo, New York

FINANCIAL REPORTS
AT
August 31, 2007

GLOBAL WATAIRE INC.

(A NEVADA CORPORATION)
Buffalo, New York

TABLE OF CONTENTS

Consolidated Balance Sheets at August 31, 2007 and 2006	1

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended August 31, 2007 and 2006	2

Consolidated Statements of Operations for the Years Ended August 31, 2007 and 2006	3

Consolidated Statements of Cash Flows for the Years Ended August 31, 2007 and 2006	4-5

Notes to Consolidated Financial Statements	6-13

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED BALANCE SHEETS
		Restated
August 31,	2007	2006

ASSETS
Current Assets
Cash and Cash Equivalents	$197,593	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$21,861	$157,253
Accrued Expenses	35,829	18,500
Accrued Compensation - Directors	511,833	—
Due to Directors	319,224	490,281

Total Liabilities	888,747	666,034

Stockholders' Deficit
Common Stock: $.001 Par; 800,000,000 Shares Authorized;
23,191,637 and 483,404, Issued and 20,191,637	20,191	484
and 483,404 Outstanding, respectively
Common Stock, Class B: $.001 Par; 50,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
66,000 and 100,000 Issued and
Outstanding, respectively	66	100
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares Authorized;
-0- Issued and Outstanding	––	—
Additional Paid-In Capital	4,103,631	2,738,300
Accumulated Deficit	(4,813,042))	(3,405,918)
Treasury Stock – 3,000,000 Shares at $.001 Par	(3,000)	—

Total Stockholders' Deficit	(691,154)	(660,034)

Total Liabilities and Stockholders' Deficit	$197,593	$—

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common	Preferred Stock		Additional		Treasury	Total
	Stock	($.001 Par)		Paid - In	Accumulated	Stock	Stockholders’
	($.001 Par)	Class A	Class B	Capital	Deficit	($.001 Par)	Deficit

Balance - August 31, 2005	$484	$100	$1,000	$2,709,843	$(3,141,922)	$––	$(430,495)

Capital Contribution – Interest Expense	—	—	—	28,457	—	—	28,457

Net Loss - Restated	—	—	—	—	(263,996)	—	(263,996)

Balance - August 31, 2006 - Restated	484	100	1,000	2,738,300	(3,405,918)	—	(666,034)

Common Stock Issued in Exchange for Preferred Stock	7,000	(34)	—	(6,966)	—	—	—

Common Stock Issued in Exchange for Services Rendered	2,300	—	—	(2,300)	—	—	—

Common Stock Issued for Cash	13,407	—	—	934,519	—	—	947,926

Acquisition of Common Stock into Treasury Stock	(3,000)	—	—	6,000	—	(3,000)	—

Capital Contribution – Interest Expense	—	—	—	44,125	—	—	44,125

Compensation Expense – Stock Options	—	—	—	389,953	—	—	389,953

Net Loss	—	—	—	—	(1,407,124)	—	(1,407,124)

Balance - August 31, 2007	$20,191	$66	$1,000	$4,103,631	$(4,813,042)	$(3,000)	$(691,154)

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

STATEMENTS OF OPERATIONS
		Restated
For the Years Ended August 31,	2007	2006

Revenues, Net	$61,750	$—

Cost of Goods Sold	—	—

Gross Profit	61,750	—

Expenses
Bad Debt	50,000	—
Compensation Expense – Stock Options	389,953	—
Consulting Fees	440,000	220,000
General and Administrative	544,796	210,281
Interest Expense	44,125	28,457

Total Expenses	1,468,874	458,738

Loss from Operations Before
Provision for Taxes	(1,407,124)	(458,738)

Provision for Taxes	—	—

Loss from Operations	(1,407,124)	(458,738)

Gain from Sale of Net Assets of
Subsidiary, Net of Taxes	—	194,742

Net Loss	$(1,407,124)	$(263,996)

Weighted Average Number of
Common Shares Outstanding -
Basic	8,770,043	483,404
Diluted	9,090,454	483,404
Net Loss Per Common Share -
Basic and Diluted – Continuing Operations	$(0.16)	$(0.95)
Basic and Diluted – Discontinued Operations	$0.00	$0.40

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS
		Restated
Years Ended August 31,	2007	2006

Cash Flows from Operating Activities

Net Loss	$(1,407,124)	$(263,996)

Non-Cash Adjustments:
Bad Debt	50,000	—
Gain on Sale of Net Assets of Subsidiary	—	(194,742)
Interest on Directors/Stockholder Loans	44,125	28,457
Revenues to be Applied Against Accounts Payable	(61,750)	––
Compensation Expense – Stock Options	389,953	––
Changes in Assets and Liabilities:
	)
Accounts Payable	(73,643)	83,186
Accrued Expenses	17,329	18,500
Accrued Compensation - Directors	511,833	––

Net Cash Flows from Operating Activities	(529,277)	(328,595)

Cash Flows from Investing Activities
Loan Advance	(50,000)	—

Cash Flows from Financing Activities
Proceeds from Issuance of Regulation S Shares	947,927	––
Advances from (Repayment to) Directors - Net	(171,057)	328,401

Net Cash Flows from Financing Activities	776,870	328,401

Net Change in Cash and Cash Equivalents	197,593	(194)

Cash and Cash Equivalents - Beginning of Year	—	194

Cash and Cash Equivalents - End of Year	$197,593	—

- continued -

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
		Restated
Years Ended August 31,	2007	2006

Supplemental Disclosures

Interest Paid	$—	$—
Income Taxes Paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of Marketing Rights via Issuance of Preferred Stock	$—	$15,000

Termination of Marketing Rights via Cancellation of Preferred Stock	$—	$(15,000)

Assets and Liabilities Transferred to Related Parties in
Connection with Sale of Net Assets of Subsidiary:
Accounts Receivable	$—	$15,678
Inventory	$—	$190,830
Accounts Payable	$—	$(15,457)
Deferred Revenue	$—	$(7,037)
Due to Directors	$—	$(173,333)
Due to Stockholder	$—	$(145,212)

Sale of Net Assets of Subsidiary Paid via Forgiveness of
Liabilities:
Due to Directors	$—	$(32,483)
Due to Stockholder	$—	$(27,728)

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -         The Company
        International Development Corp. (“IDC”) was formed on October 22, 2004, under the laws of the state of Nevada.  On December 9, 2004, IDC merged with Ozolutions Inc., a Delaware Corporation, which was formed on January 10, 1996 as Unipak Process, Inc., with IDC as the surviving corporation.  On April 13, 2006 IDC changed its name to Global Wataire Inc.  The Company’s principal office is located in Buffalo, New York.

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

        On May 31, 2006, the Company changed the name of its wholly owned subsidiary Freshwater Technologies, Inc. to Atlantic Seaboard Company.

        On September 28, 2006, the Company changed the name of its wholly owned subsidiary Atlantic Seaboard Company to DigiTar Nevada, Inc.

        On November 5, 2007, the Company changed the name of its wholly owned subsidiary DigiTar Nevada, Inc. to Knightbridge Corp.

        Principles of Consolidation
        The consolidated financial statements include the accounts of Global Wataire Inc., and its wholly owned subsidiary, DigiTar Nevada, Inc. (the “Company”).  All significant intercompany balances have been eliminated in consolidation.

        Scope of Business
        The Company provides advisory and transactional services to help high potential emerging companies to develop and implement strategies to obtain capital and achieve their financial objectives.

Note B -         Summary of Significant Accounting Policies
        Method of Accounting
        The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

- continued -

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B -         Summary of Significant Accounting Policies – continued
        Cash and Cash Equivalents
        Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

        Income Taxes
        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes, ”using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

        Earnings per Share
        Earnings per share of common stock are computed in accordance with SFAS No, 128, “Earnings per Share”.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings per share.

        Financial Instruments
        The Company’s financial instruments consist of cash, long-term investments, and accounts payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

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

        Stock-Based Compensation
        SFAS No. 123R requires all share-based payment to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values.  That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company has selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards and have recognized compensation costs immediately as our awards are 100% vested.

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C -         Discontinued Operations
        On January 6, 2006, the Board of Directors approved the Asset Sales Agreement between the Company and Max Weissengruber, the Company’s Chief Operations Officer, and D. Brian Robertson, the Company’s former Chief Financial Officer.  The Asset Sales Agreement replaces the Stock Purchase Agreement that had been previously approved on September 29, 2005, but was subsequently rescinded on January 6, 2006.  The Company sold 100% of the assets and liabilities of FreshWater Technologies, Inc. to Mr. Weissengruber and Mr. Robertson for a total purchase price of $60,211.  The purchase price was paid through the forgiveness of debts owed to Mr. Weissengruber and Mr. Robertson by the Company.  The fair market value of the liabilities of FreshWater Technologies, Inc. being assumed by Mr. Weissengruber and Mr. Robertson exceed the assets being sold to Mr. Weissengruber and Mr. Robertson by $134,531. As a result of this sale, the Company has no revenue generating operations at this time.

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

        In connection with the termination of the license agreement, the Company decided to terminate its relationship with Wataire Industries, Inc., and cancel the issuance of 15,000,000 shares of the Company’s Class C preferred stock and 25,000 shares of Class A preferred stock that had been issued to Phil Fraser and William Robertson by Betty Harland in exchange for the license agreement.

Note E -         Going Concern
        The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $4,813,042 at August 31, 2007.

        The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note F -          Recently Issued Accounting Standards
        In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140” (“SFAS 155”).

- continued -

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -          Recently Issued Accounting Standards – continued
        SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.”  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2008.  The Company is currently evaluating the impact of SFAS 155 on its consolidated financial instruments.

        In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”).  SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical.  SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2008.  The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements.

        In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions.  FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

        In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2008.  The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

        In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  This Statement applies to all entities, including not-for-profit organizations.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2008.  The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

Note G -         Equity Compensation Plans
        On July 25, 2007, each member of the Board of Directors was granted as compensation for services options to buy 500,000 shares of the Company’s common stock at the last quoted common stock offering price as of that day. A total of 3,000,000 options were granted at a price of $0.13.

- continued-

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G -         Equity Compensation Plans – continued
        For the year ended August 31, 2007, $389,953 was expensed utilizing the Black-Scholes option pricing model.  The following weighted-average assumptions were used for the grants issued:

                                                                                                2007
        Dividend Yield                                              0.00%
        Expected Volatility                                       239.22%
        Discount Rate                                              4.92%
        Option Life                                                    10 Years

Note H -         Related Party Transactions
In September 2004, Betty-Ann Harland was appointed CEO and Chair of the Board of Directors of the Company, and received 15,000,000 shares of common stock in consideration for $25,000.  In January 2005, the 15,000,000 common shares were exchanged for 1,000,000 Class A Preferred Shares.  In July 2005, the Board of Directors approved the surrendering and cancellation of 900,000 Class A Preferred Shares held by Betty- Ann Harland. In April 2006, Betty-Ann resigned as CEO, and Sydney Harland was then appointed.

        In July 2005, the Board of Directors authorized the issuance of 1,000,000 Class B Preferred Shares to Betty-Ann Harland in consideration of $1,000.

        During the period ended February 28, 2007, Betty-Ann Harland converted 25,000 shares of Class A Preferred Shares into 5,000,000 Shares of Common Stock.  Additionally, other stockholders of the Company that are closely related to Betty-Ann Harland also converted 9,000 shares of Class A Preferred Shares into 1,800,000 Shares of Common Stock during the same period.

        On March 7, 2007, in connection with the cancelled Wataire license agreement, Mrs. Harland was re-issued 25,000 Class A Preferred Shares.

- continued -

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H -          Related Party Transactions - continued
        Certain disbursements of the Company have been paid by two directors of the Company, therefore, a Due to Directors account has been established.  The balance at August 31, 2007 and 2006 was $319,224 and $490,281, respectively.  The amount due is non-interest bearing and contains no formal repayment terms.  For each of the years ended August 31, 2007 and 2006 ,the Company has imputed interest at the 8.75% and charged operations with an offsetting credit to additional paid in capital.

        In October 2004, the Company entered into a consulting agreement with its Chairman, Betty-Ann Harland for a five year term, with annual compensation of $ 220,000.

        On August 25, 2007, the Company entered into a consulting agreement with its CEO, Sydney Harland for a five year term, with annual compensation of $220,000, health benefits of $15,000 and $12,000 of auto allowance.  The agreement agrees to pay all accrued compensation from April 2006.

Note I -           Other Matters
        On June 5, 2001, the Company entered into advisory agreements with the firms of David Michael LLC and Feng Shui Consulting, Inc.  In June 2002, David Michael LLC and Feng Shui Consulting, Inc. filed a suit against the Company for breach of contract.  The Company filed a counter claim and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction.  In August 2004, the United States District Court for the State of Utah dismissed the case in its entirety with prejudice, with each party to bear its own costs and fees.  As part of the dismissal, in September 2004, the Company paid $5,000 to repurchase the 800,000 common shares that were previously issued to the plaintiffs. On April 13, 2006 the 800,000 common shares were subject of a one-for-one thousand reverse stock split (See Note J). As of August 31, 2007, the 800 shares have not been received by the Company for cancellation therefore the shares are still recorded as issued and outstanding.

        On January 11, 2002, the Company entered into a financial consulting and investment banking agreement with Chapman, Spira and Carson LLC (“Chapman”).  Chapman cancelled this agreement in June 2002.  Thereafter in June 2002, Chapman made a demand for arbitration through the American Arbitration Association as provided in the agreement claiming $50,000 in fees, plus nine percent interest, and 200,000 shares of the Company’s common stock.  In February 2003, the judge returned a verdict against Chapman and awarded the Company approximately $22,000 net of any Company legal fees.  Chapman appealed to the New York State Supreme Court in 2004 and this appeal was dismissed.  Subsequently, Chapman appealed to the Court of Appeals in New York.  On April 7, 2006, the firm of Chapman, Spria and Carlson, agreed to settle the arbitration award dispute with the Company for the sum of $15,000.  The New York legal firm of Bahn, Herzfeld and Multer, LLP received $12,500 for their services and Max Weissengruber and Brian Robertson received a total of $2,500 for their expenses related to the arbitration award and subsequent litigation.  All matters have now been resolved regarding this matter

Note J -          Stock Transactions
        During the period ended February 28, 2007, the Company acquired 3,000,000 Common Shares and placed them into treasury at a par value of $.001.

        On April 13, 2006, the holder of the majority of the voting power of our outstanding capital stock voted to approve the following:

- continued -

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J -         Stock Transactions - continued
        1.  A grant of discretionary authority to our board of directors to implement a reverse split of the issued and outstanding shares of our common stock on the basis of one post-consolidation share for each 1,000 pre-consolidation shares to occur immediately.  All share and per share amounts used in the Company’s financial statements and notes have been retroactively restated to reflect the one-for-one thousand reverse stock split.

        2. An amendment to the Company's Articles of Incorporation to provide for the creation of a second series of common stock to be known as "Class B Common Stock"

Note K -         Income Taxes
        At August 31, 2007 and 2006, the Company had approximately $4,813,043 and $3,228,996 accumulated tax losses to apply against future taxable income.  The net operating loss carry forwards begin to expire in 2011.

        The Company has fully reserved for any future tax benefits form the net operating loss carry forwards since it has not generated any net income to date.  The Company has no other material deferred tax assets or liabilities for the periods presented.

Note L -         Reorganization/Investment
        On July 27, 2006 an Asset Purchase Agreement and Plan of Reorganization was proposed by Global Wataire, Inc. and its wholly-owned subsidiary, Atlantic Seaboard, Inc. with DigiTar Wyoming, Inc.  DigiTar was to sell to Atlantic substantially all of its assets in exchange for 49% of the issued and outstanding common stock of Atlantic and 10,000,000 shares of Atlantic’s voting convertible preferred stock.  Global was to retain a 30% investment in Atlantic once the transaction was finalized.

        The proposed Asset Purchase Agreement and Plan of Reorganization was never consummated. Certain key documents necessary to complete the purchase of DigiTar’s assets have not been agreed to by Global Wataire Inc., Atlantic Seaboard, Inc. and DigiTar Inc.  Consequently, Global Wataire Inc. and Atlantic Seaboard, Inc. have rescinded the transaction and cancelled the planned acquisition of DigiTar Inc.’s business as of June 28, 2007. Atlantic therefore remains a wholly-owned subsidiary of Global.    Global has also taken the 20,000,000 shares of common stock out of escrow that were being held for the benefit of DigiTar. Global Wataire, Inc., and its wholly-owned subsidiary, Atlantic Seaboard, Inc. are working to recover the monies advanced to DigiTar for working capital in the amount of $50,000. The Company believes their attempt to recover this loan will be futile and has therefore written off the $50,000 as a bad debt as of August 31, 2007.

Note M -         Regulation S Stock
        On January 26, 2007, the Company issued a press release announcing that they had launched anequity offering on the Berlin Stock Exchange. The company originally was offering 10,000,000 shares for sale.  On August 1, 2007, the board authorized an additional 5,000,000 shares for sale.  All shares are being offered at a price of $0.50 per share and if completely subscribed will yield $7,500,000. This offering is on a best effort basis. As of August 31, 2007, 12,708,233 shares had been issued of which 2,300,000shares were issued in exchange for financial services rendered. Gross proceeds from the sale of stock were $2,629,033 less stock issuance costs of $1,681,106.  Net proceeds from the sale of stock were $947,927.

Note N -         Subsequent Events
        On November 5, 2007, the Company changed the name of its wholly owned subsidiary DigiTar Nevada, Inc. to Knightbridge Corp.

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note O -         Investment Agreement
        On August 20, 2007 the Company entered into an investment agreement with Dutchess Private Equities Fund, Ltd.(The Investor). Pursuant to this agreement, the Investor shall commit to purchase up to $10,000,000 of the Company’s common stock over the course of thirty-six (36) months.  The amount that the Company shall be entitled to request from each purchase “Puts” shall be equal to either up to $250,000 or 200% of the average daily volume (US Market Only) of the common stock for the ten (10) trading days prior to the Put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put date.

Note P-           Restatement of Prior Year Financials
As described in Note L the proposed purchase of DigiTar Wyoming was never consummated.  For the year ended August 31, 2006 the completion of the purchase was recorded as an investment of $65,618 and a gain on subsidiary stock investment of $65,618.  Because this transaction was rescinded this investment should not have been recorded.  Total assets at August 31, 2006 have therefore been reduced by $65,618 to $-0- and net loss at August 31, 2006 increased by $65,618 to $263,996