Form 10KSB/A
period 2007-08-31
Global Wataire, Inc.
filed 2007-11-30
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

AMENDMENT NO. 1 TO FORM 10-KSB

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

                                                                                                               Dated: November 30, 2007

By /s/ Sydney A. Harland
     Sydney A. Harland,
     Chief Executive Officer

By /s/ Edmund J. Gorman
    Edmund J. Gorman,
    Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland Sydney A. Harland	President, Chief Executive Officer and Director	November 30, 2007
/s/ Edmund J. Gorman Edmund J. Gorman	Chief Financial Officer, Secretary and Director	November 30, 2007
/s/ Betty-Ann Harland Betty-Ann Harland	Chairman	November 30, 2007
/s/ Robert Glassen Robert Glassen	Director	November 30, 2007
/s/ Arthur N. Kelly Arthur N. Kelly	Director	November 30, 2007
/s/ Richard Proulx Richard Proulx	Director	November 30, 2007

GLOBAL WATAIRE INC.
(A NEVADA CORPORATION)
Buffalo, New York

FINANCIAL REPORTS
AT
August 31, 2007

GLOBAL WATAIRE INC.

(A NEVADA CORPORATION)
Buffalo, New York

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

Consolidated Balance Sheets at August 31, 2007 and 2006	2

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended August 31, 2007 and 2006	3

Consolidated Statements of Operations for the Years Ended August 31, 2007 and 2006	4

Consolidated Statements of Cash Flows for the Years Ended August 31, 2007 and 2006	5-6

Notes to Consolidated Financial Statements	7-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global Wataire, Inc.
(A Nevada Corporation) Montreal, Quebec, Canada

We have audited the accompanying consolidated balance sheets of Global Wataire, Inc. as of August 31, 2007 and 2006, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2007 and 2006, and the results of its operations and its cash flows for they years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note P to the financial statements, the financial statements for August 31, 2006 were restated because the purchase of DigiTar was rescinded. For the year ended August 31, 2006 the purchase was recorded as an investment of $65,618 and a gain on subsidiary stock investment of $65,618. Because the transaction was rescinded, this investment should not have been recorded. Total assets at August 31, 2006 have therefore been reduced by $65,618 to $-0- and net loss at August 31, 2006 increased by $65,618 to $263,996.

The accompanying financial statements have been prepared assuming Global Wataire, Inc. will continue as a going concern. As discussed in Note E to the consolidated financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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