Form 10QSB
period 2007-11-30
Global Wataire, Inc.
filed 2008-01-22
CIK 1121901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No. 000-31343
______________

GLOBAL WATAIRE, INC.
(Exact name of small business issuer as specified in its charter)
______________

Nevada	36-4567500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

534 Delaware Avenue, Suite 412 Buffalo, New York	14202
(Address of principal executive offices)	(Zip Code)

(910) 616-0077
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No 0

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 21, 2008: 24,585,571 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.                                             Financial Statements

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

FINANCIAL REPORTS
AT
NOVEMBER 30, 2007

GLOBAL WATAIRE INC. AND SUBSIDIARY (A NEVADA CORPORATION) Buffalo, New York TABLE OF CONTENTS

Consolidated Balance Sheets at November 30, 2007 (Unaudited) and
  August 31, 2007                                                                                                                      1

Consolidated Statements of Operations for the Three Months Ended
  November 30, 2007 and 2006 (Unaudited)                                                                          2

Consolidated Statements of Cash Flows for the Three Months Ended
 November 30, 2007 and 2006 (Unaudited)                                                                           3

Notes to Consolidated Financial Statements                                                                       4-6

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	November 30,	August 31,
	2007	2007

ASSETS
Cash and Cash Equivalents	$103,925	$197,593

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$23,190	$21,861
Accrued Expenses	24,450	35,829
Accrued Compensation - Directors	551,750	511,833
Due to Directors	268,920	319,224

Total Liabilities	868,310	888,747

Stockholders' Deficit
Common Stock : $.001 Par; 800,000,000 Shares Authorized;
26,384,207 and 23,191,637, Issued and 23,384,207
and 20,191,637 Outstanding, respectively	26,384	23,191

Common Stock, Class B: $.001 Par; 50,000,000 Shares
Authorized; -0- Issued and Outstanding	—	—

Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
66,000 Issued and Outstanding	66	66
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	—	—
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	—	—

Additional Paid-In Capital	4,251,419	4,100,631
Accumulated Deficit	(5,040,254)	(4,813,04)
Treasury Stock – 3,000,000 Shares at $.001 Par	(3,000)	(3,000)

Total Stockholders' Deficit	(764,385)	(691,154)

Total Liabilities and Stockholders' Deficit	$103,925	$197,593

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF OPERATIONS
	Unaudited
For the Three Months Ended November 30,	2007	2006

Revenues, Net	$—	$—

Cost of Goods Sold	—	—

Gross Profit	—	—

Expenses
Consulting Fees	152,500	55,000
General and Administrative	56,849	34,276
Interest Expense	17,863	11,520

Total Expenses	227,212	100,796

Loss from Operations Before
Provision for Taxes	(227,212)	(100,796)

Provision for Taxes	—	—

Net Loss for the Period	$(227,212)	$(100,796)

Weighted Average Number of
Common Shares Outstanding -
Basic	22,541,383	483,404
Diluted	25,541,383	483,404
Net Loss Per Common Share -
Basic and Diluted	$(0.01)	$(0.21)

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Unaudited
For the Three Months Ended November 30,	2007	2006

Cash Flows from Operating Activities

Net Loss	$(227,212)	$(100,796)

Non-Cash Adjustments:
Interest on Directors/Stockholder Loans	17,863	11,520

Changes in Assets and Liabilities:
Accounts Payable	1,328	21,540
Accrued Expenses	(11,379)	(5,000)
Accrued Compensation - Directors	28,417	—

Net Cash Flows from Operating Activities	(190,983)	(72,736)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from Issuance of Regulation S Shares	153,982	—
Advances from (Repayment to) Directors - Net	(56,667)	72,736

Net Cash Flows from Financing Activities	97,315	72,736

Net Change in Cash and Cash Equivalents	(93,668)	—

Cash and Cash Equivalents - Beginning of Period	$197,593	—

Cash and Cash Equivalents - End of Period	$103,925	$—

Supplemental Disclosures
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A –	Basis of Presentation

The condensed consolidated financial statements of Global Wataire, Inc. and Subsidiary (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement on Form 10-KSB, and other reports filed with the SEC.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Global Wataire Inc., and its wholly owned subsidiary, DigiTar, Inc. (the “Company”).  All significant intercompany balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform with current year presentation.  The reclassifications made to the prior year have no impact on the net income (loss), or overall presentation of the consolidated financial statements

NOTE B –	Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $5,040,254 at November 30, 2007.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C –	Recently Issued Accounting Standards

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2008.  The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements

GLOBAL WATAIRE INC. AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D –	Reorganization/Investment

On July 27, 2006 an Asset Purchase Agreement and Plan of Reorganization was proposed by Global Wataire, Inc. and its wholly-owned subsidiary, Atlantic Seaboard, Inc. with DigiTar Wyoming, Inc.  DigiTar Wyoming was to sell to Atlantic substantially all of its assets in exchange for 49% of the issued and outstanding common stock of Atlantic and 10,000,000 shares of Atlantic’s voting convertible preferred stock.  Global was to retain a 30% investment in Atlantic once the transaction was finalized.

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

NOTE E –	Stock Activity
Regulation S Stock
On January 26, 2007, the Company issued a press release announcing that they had launched a$5,000,000 equity offering on the Berlin Stock Exchange. The company is offering for sale 10,000,000shares at a price of $0.50 per share and if completely subscribed will yield $5,000,000. This offering is on a best effort basis. As of November 30, 2007, 13,600,803 shares had been issued of which 2,300,000 shares were issued in exchange for financial services rendered. Gross proceeds from the sale of stock were $2,769,794 less stock issuance costs of $1,681,294. Net proceeds from the sale of stock were $1,088,500.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

Additionally, the following discussion regarding our financial condition and results of operations should be  read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended  August 31, 2007.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2007 (FISCAL 2008) COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2006 (FISCAL 2007).

COMPARISON OF CONSOLIDATED RESULTS OF OPERATION.

For the three months ended November 30, 2007 and 2006 the company had no sales. Net loss for the three months ended November 30, 2007 was $227,212 compared to the net loss of $100,796 for the three months ended November 30, 2006.

Expenses have increased by $126,416 for the first three months of our current fiscal year from $100,796 for  the three months ended November 30, 2006 to $227,212 for the three months ended November 30, 2007. The increase can be attributed to an increase in consulting fees of $97,500, and an increase in general and administrative expenses of $22,573. An increase in interest expense of $6,343 is due to the company having no revenues.

LIQUIDITY AND CAPITAL RESOURCES

Our operations generated no cash for the three months ended November 30, 2007. All payments of expenses or accounts payable were paid by our Directors on behalf of the Company as we have no means to derive cash flow.

We estimate our business operational expenses during the next 12 month will be approximately $2.5 million.

As discussed by our accountants in the unaudited financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB, our revenues are currently insufficient to cover our costs and expenses.

Directors and shareholders continue to provide us the funds needed to continue our development and operations. To the extent our revenue shortfall exceeds the willingness and ability of our directors and shareholders and the selling of our shares to continue providing us the funds needed, we anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have entered into an agreement with Dutchess Private Equities Fund LTD.

We anticipate that our current financing strategy of equity offerings and private debt will meet our anticipated objectives and business operations for the next 12 months. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

RECENT DEVELOPMENTS

Recent developments are as follows:

The Company continues to pursue its new business strategy of providing advisory and transactional services to help high potential emerging companies develop and implement the strategies they need to obtain the capital required to be successful and to continue into the future as equity partners and strategic advisors with those companies. We would expect to derive revenue from consulting and transactional fees charged our clients and outside investors. However, our principal source of revenue is expected from returns on the equity we retain in our client companies once they obtain adequate funding, either in the form of share appreciation or profit sharing agreements or both, as the case may be. Expanding on our new strategy of being an equity partner in high potential industries, on June 24 the Company entered into a letter of intent with NexGen Bio Energy, LLC., (NexGen) of Marion, Ohio with respect to a proposed transaction in which the Company, or its subsidiary, would purchase from NexGen a 4 million gallon per year, automated, continuous flow, programmable logic controlled, biodiesel production plant. After additional investigation we deemed it more expedient to acquire biodiesel production plants directly from the manufacturer. The biodiesel plants are to be installed at sites to be acquired by us in either North Carolinaor an adjacent States. Biodiesel is an alternative fuel produced from agricultural products that can be used in a blend with petrodiesel to reduce vehicle emissions or with some minor engine modifications used as a stand-alone fuel.  Also in keeping with our new strategy, the Company is continuing due diligence on other promising companies in the energy, precious metals and commercial real estate industries.

OFF-BALANCE SHEET ARRANGEMENT

None.

Item 3. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of November 30, 2007, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)           Changes in internal controls.

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending November 30, 2007, and there were no such control actions taken with regard to deficiencies and material weaknesses during the quarterly period ending November 30, 2007.

PART II - OTHER INFORMATION

 Item 1.     Legal Proceedings.

We are not engaged in any other litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.     Other Information.

None

Item 6.    Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

On December 19, 2007 the Company filed an 8K with the SEC regarding the Investment Agreement by and between the Company and Dutchess Private Equities Fund, LTD.

(b)	Exhibits

	Exhibit No.	Exhibit Title

	31.1	Certification of Sydney A. Harland, Chief Executive Officer of Global Wataire, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Edmund J. Gorman, Chief Financial Officer of Global Wataire, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Sydney A. Harland, Chief Executive Officer of Global Wataire, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Edmund J. Gorman, Chief Financial Officer of Global Wataire, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 21, 2008

By/s/ Sydney A. Harland
     Sydney A. Harland,
     Chief Executive Officer

By/s/ Edmund J. Gorman
    Edmund J. Gorman,
    Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland Sydney A. Harland	President, Chief Executive Officer and Director	January 21, 2008

/s/ Edmund J. Gorman Edmund J. Gorman	Chief Financial Officer, Secretary and Director	January 21, 2008

/s/ Betty-Ann Harland Betty-Ann Harland	Chairman	January 21, 2008

/s/ Robert Glassen Robert Glassen	Director	January 21, 2008

/s/ Arthur N. Kelly Arthur N. Kelly	Director	January 21, 2008

/s/ Richard Proulx Richard Proulx	Director	January 21, 2008