Form 10QSB
period 2008-02-29
GLOBAL EARTH ENERGY, INC.
filed 2008-04-17
CIK 1121901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No. 000-31343
______________

GLOBAL EARTH ENERGY, INC.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 7, 2008: 24,584,571 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

FINANCIAL REPORTS
AT
FEBRUARY 29, 2008

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

TABLE OF CONTENTS

Consolidated Balance Sheets at February 29, 2008 (Unaudited) and
  August 31, 2007                                                                                                                             1

Consolidated Statements of Operations for the Three and Six Months Ended
  February 29, 2008 and February 28, 2007 (Unaudited)                                                            2

Consolidated Statements of Cash Flows for the Six Months Ended
 February 29, 2008 and February 28, 2007 (Unaudited)                                                             3

Notes to Consolidated Financial Statements                                                                             4-6

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 29,	August 31,
	2008	2007

ASSETS
Current Assets
Cash and Cash Equivalents	$15,748	$197,593

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$27,060	$21,861
Accrued Expenses	29,450	35,829
Accrued Compensation - Directors	638,830	511,833
Due to Directors	281,690	319,224

Total Liabilities	977,030	888,747

Stockholders' Deficit
Common Stock : $.001 Par; 800,000,000 Shares Authorized;
26,462,569 and 23,191,637 Issued, and 23,462,569 and 20,191,637 Outstanding, respectively	26,463	20,191

Common Stock, Class B: $.001 Par; 50,000,000 Shares
Authorized; -0- Issued and Outstanding	—	—

Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
66,000 and 100,000 Issued and Outstanding, respectively	66	66
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	—	—
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	—	—

Additional Paid-In Capital	4,251,340	4,103,631
Accumulated Deficit	(5,237,151)	(4,813,042)
Treasury Stock – 3,000,000 Shares at $.001 Par	(3,000)	(3,000)

Total Stockholders' Deficit	(961,282)	(691,154)

Total Liabilities and Stockholders' Deficit	$15,748	$197,593

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Revenues, Net	$—	$—	$—	$—

Cost of Goods Sold	—	—	—	—

Gross Profit	—	—	—	—

Expenses
Consulting Fees	147,500	55,000	300,000	110,000
General and Administrative	30,963	58,834	87,812	93,110
Interest Expense	18,434	12,250	36,297	23,770

Total Expenses	196,897	126,084	424,109	226,880

Loss from Operations Before
Provision for Taxes	(196,897)	(122,084)	(424,109)	(226,880)

Provision for Taxes	—	—	—	—

Net Loss for the Period	$(196,897)	$(122,084)	$(424,109)	$(226,880)

Weighted Average Number of
Common Shares Outstanding -
Basic	23,448,791	6,224,470	22,995,087	3,338,078
Diluted	26,448,791	6,224,470	25,995,087	3,338,078
Net Loss Per Common Share -
Basic	$(0.01)	$(0.02)	$(0.02)	$(0.07)
Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.07)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended February 29 and February 28,	2008	2007

Cash Flows from Operating Activities

Net Loss	$(424,109)	$(226,880)

Non-Cash Adjustments:
Interest on Directors/Stockholder Loans	36,297	23,770

Changes in Assets and Liabilities:
Accounts Payable	5,199	(3,479)
Accrued Expenses	(6,379)	(10,675)
Accrued Compensation - Directors	126,997	––

Net Cash Flows from Operating Activities	(261,995)	(217,264)

Cash Flows from Investing Activities
Loan Advance	––	(50,000)

Cash Flows from Financing Activities
Cash Proceeds from Issuance of Regulation S Shares	153,982	203,552
Advances from (Repayment to)Directors - Net	(73,832)	66,802

Net Cash Flows from Financing Activities	80,150	270,354

Net Change in Cash and Cash Equivalents	(181,845)	3,090

Cash and Cash Equivalents - Beginning of Period	197,593	—

Cash and Cash Equivalents - End of Period	$15,748	$3,090

Supplemental Disclosures
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A –	Basis of Presentation

The condensed consolidated financial statements of Global Earth Energy, Inc. (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement on Form 10-KSB, and other reports filed with the SEC.

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

The Company has changed its primary business objective from advisory services to the biodiesel production industry.  Consequently, the Company changed their name on February 5, 2008 to Global Earth Energy, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of Global Earth Energy, Inc., and its wholly owned subsidiary, Knightbridge Corp. (the “Company”).  All significant intercompany balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform with current year presentation.  The reclassifications made to the prior year have no impact on the net income (loss), or overall presentation of the consolidated financial statements.

NOTE B –	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $5,237,151 at February 29, 2008.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.    FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, SEC Staff Accounting Bulletin No. 108 (“SAB 108”) was issued to provide guidance on Quantifying Financial Statement Misstatements. SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB 108 allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date.  The Company will adopt SAB 108 in August, 2007 and is currently evaluating the impact of adopting SAB 108 on its consolidated financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C –	Recently Issued Accounting Standards – continued

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2009.  The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2009.  The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
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

The proposed Asset Purchase Agreement and Plan of Reorganization was never consummated. Certain key documents necessary to complete the purchase of DigiTar’s assets have not been agreed to by Global Wataire Inc., Atlantic Seaboard, Inc. and DigiTar Wyoming Inc.  Consequently, Global Wataire Inc. and Atlantic Seaboard, Inc. have rescinded the transaction and cancelled the planned acquisition of DigiTar Wyoming Inc.’s business as of June 28, 2007. Atlantic therefore remains a wholly-owned subsidiary of Global.    Global has also taken the 20,000,000 shares of common stock out of escrow that were being held for the benefit of DigiTar. Global Wataire, Inc., and its wholly-owned subsidiary, Atlantic Seaboard, Inc. are working to recover the monies advanced to DigiTar for working capital in the amount of $50,000. The Company believes their attempt to recover this loan will be futile and has therefore written off the $50,000 as a bad debt as of August 31, 2007.

NOTE E –  Share Activity
Regulation S Stock
On January 26, 2007, the Company issued a press release announcing that they had launched anequity offering on the Berlin Stock Exchange. The company originally was offering 10,000,000 shares for sale.  On August 1, 2007, the board authorized an additional 5,000,000 shares for sale.  All shares are being offered at a price of $0.50 per share and if completely subscribed will yield $7,500,000. This offering is on a best effort basis. As of February 29, 2008, 15,978,165 shares had been issued including 2,300,000shares which were issued in exchange for financial services rendered. Gross proceeds from the sale of stock were $2,770,861 less stock issuance costs of $1,669,583.  Net proceeds from the sale of stock were $1,101,278.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 29, 2008 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 2007.

COMPARISON OF CONSOLIDATED RESULTS OF OPERATION.

For the six months ended February 29, 2008 and 2007 the company had no sales. Net loss for the six months ended February 29, 2008 was $424,109 compared to the net loss of $226,880 for the six months ended February 28, 2007.

Expenses have increased by $197,229 for the first six months of our current fiscal year from $226,880 for the six months ended February 28, 2007 to $424,109 for the six months ended February 29, 2008. The increase can be attributed to an increase in consulting fees of $190,000, and a decrease in general and administrative expenses of $5,298. An increase in interest expense of $12,527 is due to the company having no revenues.

LIQUIDITY AND CAPITAL RESOURCES

Our operations generated no cash for the six months ended February 28, 2008. All payments of expenses or accounts payable were paid by our Directors on behalf of the Company as we have no means to derive cash flow.

We estimate our business operational expenses during the next 12 month will be approximately $2,500,000.

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

RECENT DEVELOPMENTS

Recent developments are as follows:

The Company continues to pursue its new business strategy of providing advisory and transactional services to help high potential emerging companies develop and implement the strategies they need to obtain the capital required to be successful. We would expect to derive revenue from consulting and transactional fees charged our clients and outside investors.

In keeping with our business strategy, we initially entered into a non-binding letter of intent with NexGen Bio Energy, LLC, (NexGen) of Marion, Ohio with respect to a proposed transaction in which we were to purchase from NexGen a 4 million gallon per year, biodiesel machine. After additional investigation we deemed it more advantageous  for the company and our shareholders to terminate the letter of intent.  Over the last six months we have investigated biodiesel equipment manufacturers and we have selected a suitable vender Imerjent LLC.  Additionally, we have been in discussion’s with American Distillation Inc. located near Wilmington, North Carolina. American Distillation operates a chemical plant, laboratory and has a biodiesel production permit. We intend to enter into an agreement with this company to operate our pilot plant at their location.  However, we have not entered into any agreements with American Distillation as yet and will not until after this registration statement is effective and the Company can draw down upon the Investment Agreement it entered into on August 24, 2007.

We changed the company name to Global Earth Energy Inc. with the intend to become a expert leader in this new industry and establish a biofuel business in North Carolina. To better understand this new emerging industry the Company commissioned a feasibility study. The study investigated the feasibility of a pilot biodiesel production facility on the Cape Fear River near Wilmington, North Carolina with an initial annual production capacity of one million gallons.  The study focused on local and regional markets and feedstock sources, as well as the overall factors currently affecting supply and demand in the U.S. biofuel industry. Based on our feasibility study we believe North Carolina is a very favorable location to invest in the biofuel business. North Carolina has a firm commitment to increasing the use of biodiesel produced in the state.  In April 2007, the state issued a report entitled “North Carolina’s Strategic Plan for Biofuels Leadership” which describes North Carolina’s commitment to providing feedstock for biofuels. The report calls for various institutional parties, public and private, to work together with the shared goal of making North Carolina a leader among Mid-Atlantic and Southern states in the biofuels industry. According to the report, few states can study, adapt, and grow as many possible sources for biodiesel production as North Carolina.  Canola, switchgrass, hulless barley, coastal Bermuda grass, industrial sweet potatoes, and miscanthus are among possibilities, along with animal waste, algae, and forest-based resources. In conclusion, the report calls for various institutional parties, public and private, to work together with the shared goal of making North Carolina a leader among Mid-Atlantic and Southern states in the biofuels industry.

OFF-BALANCE SHEET ARRANGEMENT

None.

Item 3.    Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of February 28, 2008, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)           Changes in internal controls.

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending February 28, 2008, and there were no such control actions taken with regard to deficiencies and material weaknesses during the quarterly period ending February 28, 2008.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Our former attorney has filed a claim against us  alleging that we owe$77,816 for past legal fees. However, we are disputing his entitlement to that amount on the basis  that we are entitled to an offset for services we performed for his firm and for over billing on his part in an mount  at least equal to his claim.. We intend to vigorously defend against his claim.

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

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending February 28, 2008, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

On April 4, 2008 the Company filed an 8K with the SEC regarding the Certificate of Amendment to the Articles of Amendment changing the Company’s name to Global Earth energy, Inc.

On December 19, 2007 the Company filed an 8K with the SEC regarding the Investment Agreement by and between the Company and Dutchess Private Equities Fund, LTD.

(b)	Exhibits

	Exhibit No.	Exhibit Title

	31.1	Certification of Sydney A. Harland, Chief Executive Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Edmund J. Gorman, Chief Financial Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Sydney A. Harland, Chief Executive Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Edmund J. Gorman, Chief Financial Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2008

By/s/ Sydney A. Harland
     Sydney A. Harland,
     Chief Executive Officer

By/s/ Edmund J. Gorman
    Edmund J. Gorman,
    Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sydney A. Harland Sydney A. Harland	President, Chief Executive Officer and Director	April 17, 2008

/s/ Edmund J. Gorman Edmund J. Gorman	Chief Financial Officer, Secretary and Director	April 17, 2008

/s/ Betty-Ann Harland Betty-Ann Harland	Chairman	April 17, 2008

/s/ Robert Glassen Robert Glassen	Director	April 17, 2008

/s/ Arthur N. Kelly Arthur N. Kelly	Director	April 17, 2008

/s/ Richard Proulx Richard Proulx	Director	April 17, 2008