Form 10KSB/A
period 2007-08-31
GLOBAL EARTH ENERGY, INC.
filed 2008-06-18
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________

AMENDMENT NO.  2 TO FORM 10-KSB

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

NOTE:  This Amendment is being filed to include an auditor’s consent letter that is dated and indicates the city and state where issued.

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

Dated: June 18, 2008

By /s/ Sydney A. Harland
Sydney A. Harland,
Chief Executive Officer

By /s/ Edmund J. Gorman
Edmund J. Gorman,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland Sydney A. Harland	President, Chief Executive Officer and Director	June 18, 2008
/s/ Edmund J. Gorman Edmund J. Gorman	Chief Financial Officer, Secretary and Director	June 18, 2008
/s/ Betty-Ann Harland Betty-Ann Harland	Chairman	June 18, 2008
/s/ Robert Glassen Robert Glassen	Director	June 18, 2008
/s/ Arthur N. Kelly Arthur N. Kelly	Director	June 18, 2008
/s/ Richard Proulx Richard Proulx	Director	June 18, 2008

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
November 29, 2007

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