Form 10QSB/A
period 2007-05-31
GLOBAL EARTH ENERGY, INC.
filed 2008-07-01
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB / A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 31 May 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31343

GLOBAL WATAIRE, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	36-4567500 (I.R.S. Employer Identification No.)

534 Delaware Avenue, Suite 412 Buffalo, New York (Address of principal executive offices)	14202 (Zip Code)

(910) 616-0077
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of 31 May 2007, the issuer had 15,839,360 shares of its common stock issued and 12,839,360 outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one):  Yes ☐   No  ☒

                                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                              1

Item 1.  Financial Statements                                                                                         F1-F7
Item 2.  Management’s Discussion and Analysis or Plan of Operations               2
Item 3.  Controls and Procedures                                                                                  3

PART II - OTHER INFORMATION                                                                                      5

Item 1.  Legal Proceedings                                                                                             5
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                   5
Item 3.  Defaults Upon Senior Securities                                                                     5
Item 4.  Submission of Matters to a Vote of Security Holders                                 5
Item 5.  Other Information                                                                                              5
Item 6.  Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

GLOBAL WATAIRE INC.,
AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

FINANCIAL REPORTS
AT
May 31, 2007

GLOBAL WATAIRE INC., AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

TABLE OF CONTENTS

Consolidated Balance Sheets at May 31, 2007 (Unaudited) and August 31, 2006                                             F-1

Consolidated Statements of Operations for the Three and Nine Months Ended
  May 31, 2007 and 2006 (Unaudited)                                                                                                                        F-2

Consolidated Statements of Cash Flows for the Nine Months Ended
  May 31, 2007 and 2006 (Unaudited)                                                                                                                      F-3 - F-4

Notes to Consolidated Financial Statements                                                                                                         F-5 - F-7

GLOBAL WATAIRE INC., AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED BALANCE SHEETS

	Restated
	(Unaudited)	Restated
	May 31,	August 31,
	2007	2006

ASSETS
Current Assets
Cash and Cash Equivalents	$139,819	$—

Other Assets
Loan Receivable	50,000	—

Total Assets	$189,819	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$138,051	$157,253
Accrued Expenses	10,325	18,500
Due to Directors	495,717	490,281

Total Liabilities	644,093	666,034

Stockholders' Deficit
Common Stock: $.001 Par; 800,000,000 Shares Authorized;
15, 839,360and 483,404, Issued and 12,839,360
and 483,404 Outstanding, respectively	15, 839	484
Common Stock, Class B: $.001 Par; 50,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized; 66,000 and 100,000 Issued and

Outstanding, respectively	66	100
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized; 1,000,000 Issued and Outstanding	1,000	1,000

Preferred Stock, Class C: $.001 Par; 15,000,000 Shares Authorized; -0- Issued and Outstanding	––	––

Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	––	—

Additional Paid-In Capital	3,279,981	2,738,300
Accumulated Deficit	(3,748,160)	(3,405,918)
Treasury Stock – 3,000,000 Shares at $.001 Par	(3,000)	—

Total Stockholders' Deficit	(454,274)	(666,034)

Total Liabilities and Stockholders' Deficit	$189,819	$—

The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC., AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended				Nine Months Ended
	May 31,				May 31,
	Restated				Restated
	2007		2006		2007		2006

Revenues, Net		$—		$—		$—		$—

Cost of Goods Sold		—		—		—		—

Gross Profit		—		—		—		—

Expenses
Consulting Fees		55,000		58,000		165,000		174,000
General and Administrative		48,918		62,221		142,027		155,260
Interest Expense		11,445		7,069		35,215		19,365

Total Expenses		115,363		127,290		342,242		348,625

Loss Before Provision for Taxes		(115,363)		(127,290)		(342,242)		(348,625)

Provision for Taxes		—		—		—		—

Loss from Operations		(115,363)		(127,290)		(342,242)		(348,625)

Discontinued Operations
Gain from Sale of Net Assets of
Subsidiary, Net of Taxes		—		—		—		194,742

Net Loss for the Period	$	(115,363)		$(127,290)	$	(342,242)		$(153,883)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted		11,477,597		483,404		6,081,066		483,404

Net Loss Per Common Share -
Basic and Diluted	$	(0.01)	$	(0.26)	$	(0.06)	$	(0.32)

The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC., AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Restated
Nine Months Ended May 31,	2007	2006

Cash Flows from Operating Activities

Net Loss for the Period	$(342,242)	$(153,883)

Non-Cash Adjustments:
Gain on Sale of Net Assets of Subsidiary	—	(194,742)
Interest on Directors/Stockholder Loans	35,215	19,365

Changes in Assets and Liabilities:
Accounts Payable	(19,202)	64
Accrued Expenses	(8,175)	75,213

Net Cash Flows from Operating Activities	(334,404)	(253,983)

Cash Flows from Investing Activities
Loan Advance	(50,000)	—

Cash Flows from Financing Activities
Proceeds from Issuance of Regulation S Shares	518,787	—
Advances from Directors	5,436	253,789

Net Cash Flows from Financing Activities	524,223	253,789

Net Change in Cash and Cash Equivalents	139,819	(194)

Cash and Cash Equivalents - Beginning of Period	—	194

Cash and Cash Equivalents - End of Period	$139,819	$—

- continued -

The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC., AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

	Restated
Nine Months Ended May 31,	2007	2006

Supplemental Disclosures

Interest Paid	$—	$—
Income Taxes Paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of Marketing Rights via Issuance of Preferred Stock	$—	$15,000

Assets and Liabilities Transferred to Related Parties in
Connection with Sale of Net Assets of Subsidiary:
Accounts Receivable	$—	$15,678
Inventory	$—	$190,830
Accounts Payable	$—	$(15,457)
Deferred Revenue	$—	$(7,037)
Due to Directors	$—	$(173,333)
Due to Stockholder	$—	$(145,212)

Sale of Net Assets of Subsidiary Paid via Forgiveness of
Liabilities:
Due to Directors	$—	$(32,483)
Due to Stockholder	$—	$(27,728)

The accompanying notes are an integral part of these financial statements.

GLOBAL WATAIRE INC., AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -	Basis of Presentation

The condensed consolidated financial statements of Global Wataire, Inc., and Subsidiary (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s Form 10-KSB Annual Report, and other reports filed with the SEC.

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

Note C -Recently Issued Accounting Standards

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

- continued -

GLOBAL WATAIRE INC., AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C -	Recently Issued Accounting Standards – continued

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

Note D -        Reorganization/Investment
On July 27, 2006 an Asset Purchase Agreement and Plan of Reorganization was proposed by Global Wataire, Inc. and its wholly-owned subsidiary, Atlantic Seaboard, Inc. with DigiTar Wyoming Inc.  DigiTar was to sell to Atlantic substantially all of its assets in exchange for 49% of the issued and outstanding common stock of Atlantic and 10,000,000 shares of Atlantic’s voting convertible preferred stock.  Global was to retain a 30% investment in Atlantic once the transaction was finalized.

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

GLOBAL WATAIRE INC., AND SUBSIDIARY
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -      Loan Receivable
The company advanced DigiTar Inc. $50,000 for working capital.  There are no established repayment terms.

Note F -      Stock Activity
Regulation S Stock
On January 26, 2007, the Company issued a press release announcing that they had launched a$5,000,000 equity offering on the Berlin Stock Exchange.  The company is offering for sale 10,000,000shares at a price of $0.50 per share and if completely subscribed will yield $5,000,000. This offering is on a best effort basis. As of May 31, 2007, 5,448,389 shares had been issued of which 1,800,000 shares were issued in exchange for financial services rendered. Gross proceeds from the sale of stock were $ 1,244,150 less stock issuance costs of $ 725,362 .  Net proceeds from the sale of stock were $518,788.

Note G -	Subsequent Events
On June 28, 2007, the Company announced that it had terminated its planned acquisition of DigiTar’s business (See Note D.)

Note H -	Restatement of Financials

As described in Note D the proposed purchase of DigiTar Wyoming was never consummated.  For the year ended August 31, 2006 the completion of the purchase was recorded as an investment of $65,618 and a gain on subsidiary stock investment of $65,618.  Because this transaction was rescinded this investment should not have been recorded.  Total assets at August 31, 2006 have therefore been reduced by $65,618 to $-0- and net loss at August 31, 2006 increased by $65,618 to $263,996.  The May 31, 2007 financial statements have also been restated to reverse the impairment of the DigiTar investment.  The net loss for the nine months ended May 31, 2007 has been decreased by $65,618 to   $342,242.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

 Results Of Operations

Three Months Ended May 31, 2007 (Fiscal 2007)  compared
To The Nine Months Ended May 31, 2006 (Fiscal 2006).

Comparison Of The Results Of Operations.

For the three months ended May 31, 2007 and 2006 the company had no sales. Net loss for the three months ended May 31, 2007 was $ 115,363 compared to net loss of $ 127,290 for the three months ended May 31 , 2006.

          Operating expenses decreased by $ 11,927 for the third quarter of our current fiscal year from $ 127,290 for the three months ending May 31, 2006 to $115,363. The decrease in expenses can be attributed to a decrease in consulting fees of $3,000, and a decrease of $13,303 in general and administrative expenses. . An increase in interest expense of $ 4,376 is due to the Company having no revenues, as cash flow of the Company is dependent on the Directors and the issuance of common stock pursuant to the Company’s Reg S common stock offering in Europe.

For the nine months ended May 31, 2007 and 2006 the company had no sales. Net loss for the nine months ended May 31, 2007 was $ 342,242 compared to net loss of $153,883 for the nine months ended May 31, 2006.

Expenses have decreased by $6,383 for the first nine months of our current fiscal year from $348,625 for the nine months ended May 31, 2006 to $342,242 for the nine months ended May 31, 2007.  The decrease can be attributed to a decrease in consulting fees of $9,000, and decrease in general and administrative expenses of $13,233.  An increase in interest expenses of $15,850 is due to the company having no revenues, therefore due to Directors has increased by $5,436 as cash flow of the company is dependent on Directors and the proceeds of common stock sales from the Company’s Reg. S stock offering in Europe

Liquidity and Capital Resources

    Our operations generated no cash for the three months ended . All payments of expenses or accounts payable were paid by our Directors on behalf of the Company and from the net proceeds of the sale of common stock pursuant from the Company’s Reg S common stock offering, which amounted to $518,787.

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

    On July 27, 2006 Global Wataire, Inc. and its wholly-owned subsidiary, DigiTar, Inc. (a Nevada corporation) entered into an agreement with DigiTar Inc. (A Wyoming corporation), whereby Global would purchase substantial all of the business assets of DigiTar, Inc. ( Wyoming) The terms of certain key documents necessary to complete the purchase of DigiTar Inc.’s (Wyoming) assets could not been agreed to by the parties and the parties could not resolve their differences as to the terms of the planned acquisition of DigiTar Inc.’s ( Wyoming) business. Consequently on June 28, 2007, Global Wataire, Inc., its wholly-owned subsidiary, DigiTar, Inc (Wyoming)., rescinded the proposed transaction and cancelled the planned acquisition of DigiTar Inc.’s (Wyoming) business. Global Wataire, Inc., its wholly-owned subsidiary, DigiTar, Inc. (Nevada) will seek to recover the monies advanced during the negotiations to DigiTar Inc. (Nevada) for working capital in the amount of approximately $50,000.

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

ITEM 3.    CONTROLS AND PROCEDURES.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.

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

Dated:    1 July 2008

By  /s/ Sydney A. Harland
Sydney A. Harland, Chief Executive Officer

By  /s/ Edmund J. Gorman
    Edmund J. Gorman,
    Chief Financial Officer