Form 10-Q
period 2008-05-31
GLOBAL EARTH ENERGY, INC.
filed 2008-07-11
CIK 1121901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

GLOBAL EARTH ENERGY, INC.
 (Exact name of registrant as specified in Charter)

NEVADA	000-31343	36-4567500
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

534 Delaware Avenue, Suite 412
Buffalo, New York 14202

 (Address of Principal Executive Offices)
 _______________

    (910) 616-0077

 (Issuer Telephone number)
_____________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 31, 2008: 26,462,569   shares of common stock.

Global Earth Energy, Inc.
FORM 10-Q

May 31, 2008

Table of Contents

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets as at May 31, 2008 (unaudited) and August 31, 2007

Statements of Operations (unaudited) for the three months ended May 31, 2008 and 2007

Statements of Cash Flows (unaudited) for the three months ended May 31, 2008 and 2007

Notes to Financial Statements (unaudited)

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4T.	Controls and Procedures.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

Signatures.

Item 1. Financial Information

GLOBAL EARTH ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF MAY 31, 2008

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

FINANCIAL REPORTS
AT
MAY 31, 2008

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

TABLE OF CONTENTS

Consolidated Balance Sheets at May 31, 2008 (Unaudited) and
  August 31, 2007                                                                                                                                                  1

Consolidated Statements of Operations for the Three and Nine Months Ended
  May 31, 2008 and 2007 (Unaudited)                                                                                                                2

Consolidated Statements of Cash Flows for the Nine Months Ended
 May 31, 2008 and 2007 (Unaudited)                                                                                                                 3

Notes to Consolidated Financial Statements                                                                                                  4-6

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	August 31,
	2008	2007

ASSETS
Current Assets
Cash and Cash Equivalents	$623	$197,593

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$––	$21,861
Accrued Expenses	59,961	35,829
Accrued Compensation - Directors	792,189	511,833
Due to Directors	325,347	319,224

Total Liabilities	1,177,497	888,747

Stockholders' Deficit
Common Stock : $.001 Par; 800,000,000 Shares Authorized;
26,462,569 and 23,191,637 Issued, and 23,462,569 and 20,191,637 Outstanding, respectively	26,463	20,191

Common Stock, Class B: $.001 Par; 50,000,000 Shares
Authorized; -0- Issued and Outstanding	—	—

Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
66,000 and 100,000 Issued and Outstanding, respectively	66	66
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	—	—
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	—	—

Additional Paid-In Capital	4,251,340	4,103,631
Accumulated Deficit	(5,452,743)	(4,813,042)
Treasury Stock – 3,000,000 Shares at $.001 Par	(3,000)	(3,000)

Total Stockholders' Deficit	(1,176,874)	(691,154)

Total Liabilities and Stockholders' Deficit	$623	$197,593

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2008	2007	2008	2007

Revenues, Net	$—	$—	$—	$—

Cost of Goods Sold	—	—	—	—

Gross Profit	—	—	—	—

Expenses
Consulting Fees	147,500	55,000	447,500	165,000
General and Administrative	46,043	48,918	133,855	142,027
Interest Expense	22,049	11,445	58,346	35,215

Total Expenses	215,592	115,363	639,701	342,242

Loss from Operations Before
Provision for Taxes	(215,592)	(115,363)	(639,701)	(342,242)

Provision for Taxes	—	—	—	—

Net Loss for the Period	$(215,592)	$(115,363)	$(639,701)	$(342,242)

Weighted Average Number of
Common Shares Outstanding -
Basic	23,462,569	11,477,597	23,152,052	6,081,066
Diluted	26,462,569	11,477,597	26,152,052	6,081,066
Net Loss Per Common Share -
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.06)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.06)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended May 31	2008	2007

Cash Flows from Operating Activities

Net Loss	$(639,701)	$(342,242)

Non-Cash Adjustments:
Interest on Directors/Stockholder Loans	58,346	35,215

Changes in Assets and Liabilities:
Accounts Payable	(21,861)	(19,202)
Accrued Expenses	24,132	(8,175)
Accrued Compensation - Directors	280,356	––

Net Cash Flows from Operating Activities	(298,728)	(334,404)

Cash Flows from Investing Activities
Loan Advance	––	(50,000)

Cash Flows from Financing Activities
Cash Proceeds from Issuance of Regulation S Shares	153,982	518,787
Advances from (Repayment to)Directors - Net	(52,224)	5,436

Net Cash Flows from Financing Activities	101,758	524,223

Net Change in Cash and Cash Equivalents	(196,970)	139,819

Cash and Cash Equivalents - Beginning of Period	197,593	—

Cash and Cash Equivalents - End of Period	$623	$139,819

Supplemental Disclosures
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

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

Note B -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $5,452,743 at May 31, 2008.

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

- continued -

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

Note D –    Share Activity
Regulation S Stock
On January 26, 2007, the Company issued a press release announcing that they had launched anequity offering on the Berlin Stock Exchange. The company originally was offering 10,000,000 shares for sale.  On August 1, 2007, the board authorized an additional 5,000,000 shares for sale.  All shares are being offered at a price of $0.50 per share and if completely subscribed will yield $7,500,000. This offering is on a best effort basis. As of May 31, 2008, 15,978,165 shares had been issued including 2,300,000shares which were issued in exchange for financial services rendered. Gross proceeds from the sale of stock were $2,770,861 less stock issuance costs of $1,669,583.  Net proceeds from the sale of stock were $1,101,278.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

For the nine months ended May 31, 2008 and 2007 the company had no sales. Net loss for the nine months ended May 31, 2008 was $ 639,701 compared to the net loss of $ 342,242 for the nine months ended May 31, 2007.

Expenses have increased by $297,459 for the first nine months of our current fiscal year from $342,242 for the nine months ended May 31, 2007 to $639,701 for the nine months ended May 31, 2008. The increase can be attributed to an increase in consulting fees of $282,500 and a decrease in general and administrative expenses of $8,172. An increase in interest expense of $23,131 is due to the company having no revenues.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $5,452,743 at May 31, 2008.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Our operations generated no cash for the nine months ended May 31, 2008. All payments of expenses or accounts payable were paid by our Directors on behalf of the Company as we have no means to derive cash flow.

We estimate our business operational expenses during the next 12 month will be approximately $2,500,000.

As discussed by our accountants in the unaudited financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q,  our revenues are currently insufficient to cover our costs and expenses.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements.

We have adopted the following accounting standards. While all of these significant accounting policies impact our financial condition, our views of these policies are critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report:

Revenues include fees billed for consulting services on a month to month contract. These revenues are recognized as the services are performed.

 Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“ SFAS 160” ). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008 (October 1, 2009 for the Company). Earlier adoption is prohibited. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

We conduct our business in United States dollars. Our market risk is limited to the United States domestic, economic and regulatory factors.

Item 4T. Controls and Procedures

 Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of May 31, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On January 8, 2008, we filed a Form 8-K with the SEC based on the change in auditor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Earth Energy, Inc.

Date: July 11, 2008	By:	/s/ Sydney A. Harland
Sydney A. Harland
Chief Executive Officer /s/ Edmund J. Gorman Edward J. Gorman Chief Financial Officer