Form 10-K
period 2008-08-31
GLOBAL EARTH ENERGY, INC.
filed 2008-12-01
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________

FORM 10-K
___________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended August 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No. 000-31343

GLOBAL EARTH ENERGY, INC.
(Exact name of issuer as specified in its charter)

Nevada	36-4567500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

534 Delaware Avenue, Suite 412 Buffalo, New York	14202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (910) 616-0077

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

State issuer’s revenues for its most recent fiscal year: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of August 31, 2008: $________.

Number of the issuer’s Common Stock outstanding as of December 1, 2008: 23,483,403
Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes☐ No☒

PART I

Item 1.	Description of Business.

Company Overview

Global Earth Energy’s (“Global”) mandate is to build and operate green alternative energy technologies to aid the world’s energy crisis and help relieve the green house effect. To achieve this objective Global intends to operate a one million gallon per year biodiesel pilot plant. In addition to the production of biodiesel, Global is vigorously pursuing a strategy of expanding into the parallel solar and wind turbine energy markets. Global is confident that this strategy will achieve market diversification, expand its customer base and increase product margins. Our plan is to develop sustainable alternative energy sources that are situated close to the energy end users and tailored to their needs.

Biodiesel is an alternative fuel (i.e., not derived from petroleum) that has important environmental and economic advantages over petroleum-based diesel (“petrodiesel”). It is derived from renewable agricultural-based resources, including vegetable oils, recycled grease and animal fats, and has significant environmental benefits. According to the Methanol Institute and International Fuel Quality Center, biodiesel is non-toxic and bio-degradable with no emissions of sulfur and significantly lower emissions of particulate matter, carbon monoxide, and hydrocarbons than petrodiesel when burned. According to U.S. Department of Energy studies, the use of 100% biodiesel (B100) results in a 78.5% reduction in carbon dioxide emissions when compared to petrodiesel. Biodiesel is a registered fuel with the Environmental Protection Agency (“EPA”) and is recognized by the Department of Transportation. The demand for biodiesel has soared as consumers and public policy makers recognize its positive impact on air quality, as well as its economic and national security benefits.

The National Biodiesel Board released an economic study on November 14, 2006 that shows how biodiesel plants are good for the U.S. economy as they sprout up across the nation. According to the economic analysis by John M. Urbanchuk of LECG and funded through the United Soybean Board, the aggregate economic benefits of biodiesel include:

•	America’s biodiesel industry will add $24 billion to the U.S. economy between 2005 and 2015, assuming biodiesel growth reaches 650 million gallons of annual production by 2015.

•	Biodiesel production will create a projected 39,102 new jobs in all sectors of the economy.

•
Additional tax revenues from biodiesel production will more than pay for the federal tax incentives provided to the industry. It will keep $13.6 billion in America that would otherwise be spent on foreign oil. This total impact of biodiesel on the economy includes the temporary impacts of construction, the permanent impacts of annual production and the direct value of biodiesel and co-products (glycerin).

•
The study finds that if 498 of the 650 million gallons of estimated biodiesel demand in 2015 is produced from soybean oil, farmer-level soybean prices will increase nearly 10 percent. Using the U.S. Department of Agriculture’s 2006 Long-Term Baseline forecast for soybean prices as a starting point, soybean farmers can expect increased biodiesel demand to increase average soybean prices $0.58 per bushel by 2015.

Biodiesel can be blended with conventional petrodiesel or it can be used as a pure biofuel (B100) in diesel engines, without modification. In fact, the diesel engine was originally developed in 1892 by Rudolph Diesel specifically to be run on vegetable oils (his prototypes used peanut oil), and to be more efficient than gasoline engines. Diesel is more efficient than gasoline by approximately 40% (the average diesel automobile achieves 30-40 miles per gallon, or 13-17 kilometers per litre). In the United States, the most common blends are between 2% to 20% biodiesel (B2 to B20), though in other parts of the world (particularly Europe) higher-level blends, including B100, are frequently used.

As biodiesel is a substitute or additive fuel to petrodiesel, its market is closely tied to that of diesel. Nationwide, diesel consumption was estimated by the Energy Information Administration (EIA) at 67 billion gallons in 2006. According to the United States Department of Agriculture, biodiesel constituted 75 million gallons (or approximately 0.2%) of this amount in 2005. Usage has increased significantly over the past several years, and biodiesel industry experts expect demand and production to continue to grow rapidly in the United States. The National Biodiesel Board (NBB) has estimated that 250 million gallons of biodiesel were produced in 2006.These expectations are reinforced by the success of the industry in Europe where biodiesel has been used since the early 1990s and has already entered mainstream usage. According to the Commission of the European Communities, the EU consumed approximately 874 million gallons of biodiesel in 2005 (a 1.6% share of the EU diesel market), 1.6 billion gallons in 2006 (2.6% of the market), and according to the USDA is projected to consume 2.0 billion gallons (3.0% of the market) in 2007.

Biodiesel’s potential to reduce US dependence on foreign sources of petroleum and promote agricultural development has prompted the introduction of favorable legislation to encourage its use and production, and to spur investment in the industry. The US government, and many state and local governments, have enacted renewable fuel standards that require the use of biodiesel and other alternative fuels. For example, Washington and Minnesota currently mandate 2% biodiesel blends in all diesel sold in the states. Oregon’s renewable fuel standard requires all diesel fuel sold in the state must be blended with 2% biodiesel. This requirement will go into effect within three months after retailers are notified by the ODA that biodiesel production from sources in the Pacific Northwest (consisting of Oregon, Washington, Idaho, and Montana) has reached a level of at least five million gallons on an annualized basis for at least three months. The biodiesel blending requirement increases to 5% when the annual production level reaches at least 15 million gallons on an annualized basis for at least three months. For the purpose of this mandate, biodiesel is defined as a motor vehicle fuel derived from vegetable oil, animal fat, or other non-petroleum resources, that is designated as B100 and complies with American Society for Testing and Materials (ASTM) specification D 6751. Approximately 31 states provide either user or producer incentives for biodiesel (typically in the form of tax incentives) and , according to the Methanol Institute and the International Fuel Quality Center, the number of states considering further affirmative legislation for biodiesel is increasing.

In addition, the federal government is introducing regulatory provisions to increase the usage of biodiesel. In 2005, the government passed the US Renewable Fuel Standard, mandating that governmental groups (federal, state and local governments and agencies) use 7.5 billion gallons of biofuels by 2012. The EPAct amended and expanded the scope of the Energy Conservation Reauthorization Act of 1998 to include biodiesel as a way to meet the alternative fuel use requirements.

If a B2 mandate were adopted nationwide, it is estimated that the demand for biodiesel would be approximately 1.4 billion gallons per year; a B5 mandate would increase demand to over 3 billion gallons. The National Biodiesel Board, or NBB, has estimated that 250 million gallons of biodiesel were produced in 2006. Indeed, the EU is targeting an increase in their usage to 7.5% by 2010. If biodiesel occupied the same 3.0% share as it is now in the EU, market demand for biodiesel in the US would be approximately 2.0 billion gallons. Meanwhile, ethanol consumption as a percentage of the US gasoline market was 3.5% in 2006, and with growth of 25% a year, it is expected to be approximately 4.4% in 2007, according to The Economist, April 7, 2007. If biodiesel reached the same level of 4.4% of the diesel market, market demand for biodiesel in the US would be approximately 3.0 billion gallons.

Global intends to capitalize on its connections and knowledge of sustainable alternative energy sources to offer advisory and transactional services to assist companies develop and implement sustainable alternative energy strategies. Our participation is relationship driven and seeks exclusive engagements that will enable both the client and the Company to achieve outstanding results. We bring together the expertise of an experienced team of professionals dedicated to developing the right strategies for our clients to get the funding they need to succeed. Our team of professionals and associates are committed to being strategic partners of our clients both now and in the future.

Global will assist our client companies identify and prioritize those business strategies most critical to sustained success. Our goal is to support the needs of emerging high potential growth companies become successful, working together as a team. We will focus only on what we feel are viable sustainable alternative energy   companies that have a high potential to succeed well into the future and benefit by having an equity interest in that success. Towards this goal, we provide our clients with access to centralized services, including assistance in the areas of strategy, planning, finance, systems, accounting, and human resources. This means we will selectively target only quality ventures that we feel, with our assistance, can obtain the capital they need to succeed.

Global will seek out, investigate and, if warranted, acquire an interest in business opportunities presented to us by companies that seek strategic assistance and the advantages of a corporation that is a registered publicly traded company with access to the public capital markets.

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

However, Global may participate in a business venture of virtually any kind or nature. We will seek business opportunities with entities which are in the development stage, have recently commenced operations or with established companies that wish to take advantage of the capital markets to raise additional funding to expand into new products or markets or for other corporate development purposes. We may establish subsidiaries to acquire businesses or acquire existing companies as subsidiaries. In short, we plan to identify emerging companies with exceptional promise and, with our help, incubate them into in successful stand alone enterprises.

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

Our previous business, conducted through our wholly owned subsidiary, Freshwater Technologies, Inc., now known as Knightsbridge., had been that of international marketing and distribution of water purification systems using ultraviolet, ozone and water activator technology. The markets we primarily targeted were located in the United States, Canada, Mexico, Costa Rica, Peru, and Panama.

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

As additional consideration, Messrs. Weissengruber and Robertson agreed to the termination of their employment agreements with International Development Corp and a general release of any and all claims they may have had against either International Development Corp. or Freshwater Technologies, Inc. Moreover, certain other liabilities of Freshwater Technologies, Inc. were either assumed or forgiven by Messrs. Weissengruber and Robertson and Bob Glassen in the amount of $10,918.54. The net effect of the transaction was that International Development and Freshwater were relieved of liabilities, which exceeded assets in the amount of $134,532.17, and that Freshwater Technologies, Inc. is now debt free. We changed the name of Freshwater Technologies, Inc. to Atlantic Seaboard Company, Inc. on May 31, 2006

Change in Control

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

Changing the Scope of Our Business

Global Earth Energy’s (“Global”) mandate is to build and operate green alternative energy technologies to aid the world’s energy crisis and help relieve the green house effect. To achieve this objective Global intends to operate a one million gallon per year biodiesel pilot plant. In addition to the production of biodiesel, Global is vigorously pursuing a strategy of expanding into the parallel solar and wind turbine energy markets. Global is confident that this strategy will achieve market diversification, expand its customer base and increase product margins. Our plan is to develop sustainable alternative energy sources that are situated close to the energy end users and tailored to their needs.

Biodiesel is an alternative fuel (i.e., not derived from petroleum) that has important environmental and economic advantages over petroleum-based diesel (“petrodiesel”). It is derived from renewable agricultural-based resources, including vegetable oils, recycled grease and animal fats, and has significant environmental benefits. According to the Methanol Institute and International Fuel Quality Center, biodiesel is non-toxic and bio-degradable with no emissions of sulfur and significantly lower emissions of particulate matter, carbon monoxide, and hydrocarbons than petrodiesel when burned. According to U.S. Department of Energy studies, the use of 100% biodiesel (B100) results in a 78.5% reduction in carbon dioxide emissions when compared to petrodiesel. Biodiesel is a registered fuel with the Environmental Protection Agency (“EPA”) and is recognized by the Department of Transportation. The demand for biodiesel has soared as consumers and public policy makers recognize its positive impact on air quality, as well as its economic and national security benefits.

The National Biodiesel Board released an economic study on November 14, 2006 that shows how biodiesel plants are good for the U.S. economy as they sprout up across the nation. According to the economic analysis by John M. Urbanchuk of LECG and funded through the United Soybean Board, the aggregate economic benefits of biodiesel include:

•	America’s biodiesel industry will add $24 billion to the U.S. economy between 2005 and 2015, assuming biodiesel growth reaches 650 million gallons of annual production by 2015.

•	Biodiesel production will create a projected 39,102 new jobs in all sectors of the economy.

•
Additional tax revenues from biodiesel production will more than pay for the federal tax incentives provided to the industry. It will keep $13.6 billion in America that would otherwise be spent on foreign oil. This total impact of biodiesel on the economy includes the temporary impacts of construction, the permanent impacts of annual production and the direct value of biodiesel and co-products (glycerin).

•
The study finds that if 498 of the 650 million gallons of estimated biodiesel demand in 2015 is produced from soybean oil, farmer-level soybean prices will increase nearly 10 percent. Using the U.S. Department of Agriculture’s 2006 Long-Term Baseline forecast for soybean prices as a starting point, soybean farmers can expect increased biodiesel demand to increase average soybean prices $0.58 per bushel by 2015.

Biodiesel can be blended with conventional petrodiesel or it can be used as a pure biofuel (B100) in diesel engines, without modification. In fact, the diesel engine was originally developed in 1892 by Rudolph Diesel specifically to be run on vegetable oils (his prototypes used peanut oil), and to be more efficient than gasoline engines. Diesel is more efficient than gasoline by approximately 40% (the average diesel automobile achieves 30-40 miles per gallon, or 13-17 kilometers per litre). In the United States, the most common blends are between 2% to 20% biodiesel (B2 to B20), though in other parts of the world (particularly Europe) higher-level blends, including B100, are frequently used.

As biodiesel is a substitute or additive fuel to petrodiesel, its market is closely tied to that of diesel. Nationwide, diesel consumption was estimated by the Energy Information Administration (EIA) at 67 billion gallons in 2006. According to the United States Department of Agriculture, biodiesel constituted 75 million gallons (or approximately 0.2%) of this amount in 2005. Usage has increased significantly over the past several years, and biodiesel industry experts expect demand and production to continue to grow rapidly in the United States. The National Biodiesel Board (NBB) has estimated that 250 million gallons of biodiesel were produced in 2006.These expectations are reinforced by the success of the industry in Europe where biodiesel has been used since the early 1990s and has already entered mainstream usage. According to the Commission of the European Communities, the EU consumed approximately 874 million gallons of biodiesel in 2005 (a 1.6% share of the EU diesel market), 1.6 billion gallons in 2006 (2.6% of the market), and according to the USDA is projected to consume 2.0 billion gallons (3.0% of the market) in 2007.

Biodiesel’s potential to reduce US dependence on foreign sources of petroleum and promote agricultural development has prompted the introduction of favorable legislation to encourage its use and production, and to spur investment in the industry. The US government, and many state and local governments, have enacted renewable fuel standards that require the use of biodiesel and other alternative fuels. For example, Washington and Minnesota currently mandate 2% biodiesel blends in all diesel sold in the states. Oregon’s renewable fuel standard requires all diesel fuel sold in the state must be blended with 2% biodiesel. This requirement will go into effect within three months after retailers are notified by the ODA that biodiesel production from sources in the Pacific Northwest (consisting of Oregon, Washington, Idaho, and Montana) has reached a level of at least five million gallons on an annualized basis for at least three months. The biodiesel blending requirement increases to 5% when the annual production level reaches at least 15 million gallons on an annualized basis for at least three months. For the purpose of this mandate, biodiesel is defined as a motor vehicle fuel derived from vegetable oil, animal fat, or other non-petroleum resources, that is designated as B100 and complies with American Society for Testing and Materials (ASTM) specification D 6751. Approximately 31 states provide either user or producer incentives for biodiesel (typically in the form of tax incentives) and , according to the Methanol Institute and the International Fuel Quality Center, the number of states considering further affirmative legislation for biodiesel is increasing.

In addition, the federal government is introducing regulatory provisions to increase the usage of biodiesel. In 2005, the government passed the US Renewable Fuel Standard, mandating that governmental groups (federal, state and local governments and agencies) use 7.5 billion gallons of biofuels by 2012. The EPAct amended and expanded the scope of the Energy Conservation Reauthorization Act of 1998 to include biodiesel as a way to meet the alternative fuel use requirements.

If a B2 mandate were adopted nationwide, it is estimated that the demand for biodiesel would be approximately 1.4 billion gallons per year; a B5 mandate would increase demand to over 3 billion gallons. The National Biodiesel Board, or NBB, has estimated that 250 million gallons of biodiesel were produced in 2006. Indeed, the EU is targeting an increase in their usage to 7.5% by 2010. If biodiesel occupied the same 3.0% share as it is now in the EU, market demand for biodiesel in the US would be approximately 2.0 billion gallons. Meanwhile, ethanol consumption as a percentage of the US gasoline market was 3.5% in 2006, and with growth of 25% a year, it is expected to be approximately 4.4% in 2007, according to The Economist, April 7, 2007. If biodiesel reached the same level of 4.4% of the diesel market, market demand for biodiesel in the US would be approximately 3.0 billion gallons.

Global intends to capitalize on its connections and knowledge of sustainable alternative energy sources to offer advisory and transactional services to assist companies develop and implement sustainable alternative energy strategies. Our participation is relationship driven and seeks exclusive engagements that will enable both the client and the Company to achieve outstanding results. We bring together the expertise of an experienced team of professionals dedicated to developing the right strategies for our clients to get the funding they need to succeed. Our team of professionals and associates are committed to being strategic partners of our clients both now and in the future.

Global will assist our client companies identify and prioritize those business strategies most critical to sustained success. Our goal is to support the needs of emerging high potential growth companies become successful, working together as a team. We will focus only on what we feel are viable sustainable alternative energy   companies that have a high potential to succeed well into the future and benefit by having an equity interest in that success. Towards this goal, we provide our clients with access to centralized services, including assistance in the areas of strategy, planning, finance, systems, accounting, and human resources. This means we will selectively target only quality ventures that we feel, with our assistance, can obtain the capital they need to succeed.

Global will seek out, investigate and, if warranted, acquire an interest in business opportunities presented to us by companies that seek strategic assistance and the advantages of a corporation that is a registered publicly traded company with access to the public capital markets.

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

However, Global may participate in a business venture of virtually any kind or nature. We will seek business opportunities with entities which are in the development stage, have recently commenced operations or with established companies that wish to take advantage of the capital markets to raise additional funding to expand into new products or markets or for other corporate development purposes. We may establish subsidiaries to acquire businesses or acquire existing companies as subsidiaries. In short, we plan to identify emerging companies with exceptional promise and, with our help, incubate them into in successful stand alone enterprises.

On July 27, 2006 Global Wataire, Inc. and its wholly-owned subsidiary, Atlantic Seaboard, Inc. entered into an agreement with DigiTar Inc., whereby Global would purchase substantial all of the business assets of DigiTar, Inc. The terms of certain key documents necessary to complete the purchase of DigiTar’s assets could not be agreed to by the parties and the parties could not resolve their differences as to the terms of the planned acquisition of DigiTar’s business. Consequently, on June 28, 2007, Global Wataire, Inc., and its wholly-owned subsidiary, Atlantic Seaboard, Inc., rescinded the proposed transaction and cancelled the planned acquisition of DigiTar Inc.’s business. Global Wataire, Inc., and its wholly-owned subsidiary, Atlantic Seaboard, Inc will seek to recover the monies advanced during the negotiations to DigiTar for working capital in the amount of $50,000.  The Company believes their attempt to recover this loan will be futile and has therefore written off the $50,000 as a bad debt as of August 31, 2007.We changed our wholly-owned subsidiary to Knightsbridge Corp. on April 29 2008.

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

Transfer Agent

Transfer Online, Inc. is our transfer agent.

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

It should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. We have incurred net losses of (263,996), (1,407,124) and (862,316) for the fiscal years ended August 31, 2006, August 31, 2007, and August 31, 2008, respectively. Our working capital deficit as of August 31, 2008 is (1,396,989). Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements. We may continue to incur losses as we spend additional capital to develop and market our products and services and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Any of these factors could cause our stock price to decline and result in your losing a portion or all of your investment.

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

We expect to incur significant capital expenses in pursuing our plans to increase sales volume, expanding our products and services and obtaining additional financing through stock offerings, or other feasible financing alternatives. We may also seek funding for the development and marketing of our products and services through strategic partnerships and other arrangements with investment partners. It is possible that such collaborative arrangements or additional funds will not be available when needed, or on terms acceptable to us, if at all. In order to continue our operations, we will require additional funds over the next 12 months. As of the date of this report, we estimate our need for additional funds will be $3,500,000. We hope to be able to generate the funds necessary to maintain our operations through revenues and borrowings. However, without additional funds there will be a limitation to the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operational goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase in revenues, our business may fail.

Need for additional specialized personnel.

Although we are committed to the continued development and growth of our business, the addition of specialized key personnel to assist Global Earth Energy in the execution of our business model is necessary. It is possible that we will not be able to locate and hire such specialized personnel on acceptable terms. We will make every effort to recruit executives with proven experience and expertise as needed to achieve our plan.

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

Proprietary rights.

We intend to closely monitor competing product introductions for any infringement of our proprietary rights. We believe that, as the demand for products such as those developed by Global Earth Energy increase, infringement of intellectual property rights may also increase. If certain industry competitors infringe on our proprietary rights, they may have substantially greater financial, technical, and legal resources than we, which could adversely affect our ability to defend our rights. In addition, we could incur substantial costs in defending our rights.

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

We are incorporated in the State of Nevada. Certain provisions of Nevada corporate law could adversely affect the market price of our common stock. Because Nevada corporate law, NRS Sections 78.378 to 78.3793, contain provisions with respect to acquisition of a controlling interest in a corporation, it would be more difficult for someone to acquire control of the Company. Nevada corporate law also discourages proxy contests making it more difficult for you and other stockholders to elect directors other than the candidate or candidates nominated by our board of directors.

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the period from June 1, 2008 until August 31, 2008, the high and low sale prices of a share of our common stock were $0.30 and $0.16, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, the shares of our common stock are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

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

Voting control of our common stock is possessed by Betty-Ann Harland. Additionally, this concentration of ownership could discourage or prevent a potential takeover of Global Earth Energy that might otherwise result in your receiving a premium over the market price for your common stock.

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

Our board may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. For the past three years and for the twelve month period ended August 31, 2008, we issued no common stock for debt. For the past four years ended August 31, 2008, we issued a total of 2,337,159 shares in payment for services. It is likely that we will issue additional securities to pay for services and reduce debt in the future. It is possible that we will issue additional shares of common stock under circumstances we may deem appropriate at the time.

The elimination of monetary liability against our directors, officers and employees under our articles of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by Global Earth Energy and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contain provisions, which eliminate the liability of our directors for monetary damages to the Company and our stockholders. Our bylaws also require that we indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit the Company and our stockholders.

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

 On October 17, 2008 a default judgment was entered against the Company.  The judgment was entered in the District Court of Harris County, Texas for the Plaintiff Norman T. Reynolds against Global Wataire, Inc. for the sum of $77,815.68 in principal.  However, the Company believes this judgment was not properly obtained and, therefore, intends to vigorously defend itself against it.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Since April 17, 2006, following the change in our corporate name from International Development Corp. to Global Wataire, Inc., our common stock has been quoted on the OTC Bulletin Board under the symbol “GWTE.OB.” Beginning in July 2001, until December 9, 2004, our symbol was “OZLU.OB.” When we changed our corporate name from Ozolutions, Inc. to International Development Corp. on December 9, 2004, our symbol changed to “IDVL.OB.”  Subsequently when we changed our corporate name to Global Earth Energy Inc. on February 5, 2008 our symbol changed to “GEEG.” The following table sets forth, for the fiscal quarters indicated, the high and low bid prices. These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions. In reviewing the quotations, you should take into account that our common stock was the subject of a one for 1,000 reverse split on April 14, 2006. See “Description of Business.” The effect of the reverse split was that our shares following the reverse split on April 14, 2006 are quoted at a price, which should be higher than that which obtained before the reverse split.

	High		Low

Fiscal 2006 Quarter Ended:
November 30, 2005 February 28, 2006 May 31, 2006 August 31, 2006	$ $ $ $	0.0015 0.0008 1.01 0.51	$ $ $ $	0.0006 0.0003 0. 18 0.12
Fiscal 2007 Quarter Ended:
November 30, 2006 February 28, 2007 May 31, 2007 August 31, 2007	$ $ $ $	0.51 0. 71 0.40 0.13	$ $ $ $	0.14 0.16 0.14 0.11

Fiscal 2008 Quarter Ended: November 30, 2007 February 29, 2008 May 31, 2008 August 31, 2008	$ $ $ $	0.13 0. 10 0.295 0.30	$ $ $ $	0.08 0.07 0.025 0.13

We currently have 28,105,405 shares of our common stock outstanding. Our shares of common stock are held by approximately 1,668 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. There is no trading market for the shares of our preferred stock.

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

Item 6.     Management’s Discussion and Analysis or Plan of Operation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, we make a number of statements, referred to as “forward-looking statements” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to the Company and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.

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

•
Additionally, the following discussion regarding our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained in Item 1 of Part I of this Form 10-K, as well as the consolidated financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended August 31, 2007.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning Global Earth Energy and our business made elsewhere in this report as well as other pubic reports filed with the United States Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

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

Comparison of consolidated results of operations for the years ended August 31, 2008 and August 31, 2007

Revenue for the year ending August 31, 2008 was $ -0-., Revenues for the year ended August 31, 2007, was $61,750. These revenues were professional services for locating OTCBB shell’s for suitable mergers. Cost of goods sold was $-0- for each of the years ending August 31, 2008 and 2007, respectively. Gross profit was $-0- and $61,750 for fiscal 2008 and 2007, respectively.

The net loss for the year ended August 31, 2008 was $862,316 compared to a net loss of $1,407,124 for the year ended August 31, 2007. Expenses for the year ended August 31, 2008 decreased $606,558 over the year ended August 31, 2007. Decreases in total expenses can be directly attributable to compensation expense of stock options of $389,953, an decrease in bad debts of $50,000 and an decrease in general and administrative costs of $369,260. Interest expense for the year ended August 31, 2008 increased $40,655 over fiscal 2007 as a result of the increase in the outstanding balances owing to directors and a stockholder.

Liquidity and Capital Resources

Comparison for the fiscal years ended August 31, 2008 and August 31, 2007

Our operations used approximately $346,141 in cash during the year ended August 31, 2008. Cash required during the year ended August 31, 2008 came principally from the proceeds from issuance of Regulation S shares of $153,981. Directors and stockholder advances were repaid in the amount of $4,424.

In pursuing our marketing and sale of our products under our new business plan, we estimate our operational expenses during the next 12 months will be approximately $3,500,000.

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

Regulation S Offering in Europe

On October 23, 2006, we began an offering of shares of our common stock to European investors, pursuant to Regulation S promulgated under the Securities Act. 10,000,000 shares were offered at $0.50 per share. The shares were sold in the offshore transactions to non-U.S. persons who were qualified investors and who were deemed acceptable by the Company.

The shares were sold on a “best efforts” basis on the Berlin Stock Exchange in Berlin, Germany through various authorized selling agents. All cash payments for the shares were immediately available for use by the Company without the use of any escrow agent.

The subscription period began on October 23, 2006 and terminated on January 31, 2007. On August 3, 2007 we added an additional 5,000,000 shares to the share offering for a total of 15,000,000 shares to be offered on the Berlin Stock Exchange. As a result of the offering the Company sold 13,678,165 shares and raised $1,101,278 after stock issuance costs.

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

The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-14.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

We have reviewed the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting during the period ended August 31, 2008 that have materially affected or are reasonably likely to materially affect such controls. Our certifying officers have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer’s auditors and the small business issuer’s board of directors (or persons performing the equivalent functions).

All significant material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and disclosure controls and procedures are controls and other procedures that are designed to insure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to insure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion or two or more people, or by assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

•	Investment Agreement between the Company and Dutchess Private Equities Fund, Ltd.

PART III

Item 9.	Directors and Executive Officers of the Registrant.

Executive Officers and Directors

The following table furnishes the information concerning our directors and officers.

Name	Age	Position	Director Since
Betty-Ann Harland	57	Chairman	2004
Sydney A. Harland	58	President, Chief Executive Officer and Director	2006
Edmund Gorman	62	Chief Financial Officer, Secretary and Director	2006
Robert Glassen	61	Director	2006
Arthur N. Kelly	47	Director	2004
Richard Proulx	55	Director	2005
Mark Hollingworth	49	Vice President	N/A

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

Betty-Ann Harland , Chairman of the Board and Founder, has 31 years of experience in a variety of senior management positions. Prior to joining our board, she was vice-president of Ameri-can Equipment Sales and Leasing. From 1988 to 1995, she worked in finance, insurance and sales consulting. Currently she is the COO of Ameri-can Equipment & Leasing Inc. and the controlling shareholder of Global Earth Energy.

Sydney A. Harland, President and member of the Board of Directors has over 25 years of business experience, primarily in management of new innovative product solutions, in the railway, telecommunications, electrical utilities and mining industries. Mr. Harland is an entrepreneur who ran his own company, Ameri-Can Equipment Sales & Leasing Inc. for 20 years - until 2005. Between 1995 and 2000, Mr. Harland also worked on a consulting basis for Ontario Power Generation's technology lab where he was mandated to develop marketing and commercialization plans for OPG's specialized technology and customer service offerings. In 1998 he co-founded ARS Networks and served as chairman, president and chief executive officer on a consulting basis. ARS was a fully reporting publicly traded company that was engaged in the design and development of advanced railway communications and data management systems. He holds two patents and has been elected a member of the Canadian Institute of Marketing and the American Railway Engineering and Maintenance-of-Way Association.

Edward J. Gorman, Chief Financial Officer and Director of the Board has over 30 years of progressive experience in corporate finance, organizational development and strategic planning. In 1973 he joined Delloite Touche and in 1978 moved to Morrison Knudsen Corporation in Boise, Idaho, where he worked for almost 20 years in various executive positions, starting with the company as international legal and tax counsel he rose to become Chief Financial Officer And Treasurer. In 1995, Mr. Gorman joined American Ecology Corporation of Houston, Texas, a NASDAQ company specializing in nuclear, medical waste and hazardous waste disposal, serving first as a Chief Financial Officer and then President and Chief Operating Officer. In 1997, Mr. Gorman founded E.J. Gorman & Associates, a financial and legal consulting firm specializing in project financing, company start-ups and organizational development. He holds degrees of Bachelor of Science and Doctor of Jurisprudence from the University of Oregon and a Post Doctorate (L.L.M.) in Law from New York University.

Robert Glassen , member of the Board of Directors served as a member of the Florida House of Representatives Staff, House Natural Resources Committee, Tallahassee, Florida. In 1978 he joined Dames & Moore, Boca Raton, Florida, as a Senior Geologist. In 1985, he joined O.H. Materials Corporation (OHM) as a Regional Manager. In 1990 he joined Steffen, Robertson and Kirsten US, Inc. (a company specializing in environmental and engineering consulting for the mining industry) as executive vice-president and chief operating officer. In 1993 he was recruited by Ogden Environmental where he was a vice president and general manager of their Oak Ridge, Tennessee office. In 1997, he joined SCIENTECH, Inc. where he served as a general manager of Grant Environmental, general manager of the Utility Security Services Division, and vice president, sales and marketing on assignment with Ontario Power Generation's Kinectrics subsidiary. From 2002 to present, he was president of Timberline Ridge Consulting, where he was a consultant to Enertech (a division of Curtiss Wright) identifying opportunities and executing nationwide sales of engineering and technical service to U.S. nuclear power plants. He holds degrees of Bachelor of Arts from Villanova University of Pennsylvania, a Masters degree from the University of Virginia and has completed post graduate studies in geology at Florida State University.

Arthur N. Kelly, member of the Board of Directors has 20 years of marketing, sales and management experience and is currently vice president of sales-North America for ELTEK Energy where he is responsible for the development and growth of all ELTEK Energy sales in the U.S and Canadian markets. He attended Concordia University in Montreal where he earned his bachelor of business administration degree. Mr. Kelly held various sales and management positions with Marconi Communications from 1988 to 2001 where he was responsible for sales of power generation and communication supplies to major North American communications companies. Mr. Kelly was a sales a manager for S.N.P Associates in France from 1986 to 1988 and also district sales manager for Pylon Electronics in Montreal, Quebec from 1985 to 1986.

Richard Proulx , member of the Board of Directors has a background in marketing and sales and presently is director of sales of Cash Acme, Canada, a division of Reliance Manufacturing, a world-wide Australian based specialty water valve manufacturer supplying its products to the commercial and residential building industry. Prior to joining Cash Acme, Canada, Mr. Proulx was North American sales manager for Reliance Manufacturing's product launch and North American distribution network. From 1998 to 2002, he was general sales manager of IIG Specialties responsible for introducing new industrial products to the North American market and managing U.S and Canadian sales operations for existing product lines. From 1985 to 1997, Mr. Proulx was president and founder of Terval Sales and Services, a plumbing and heating manufacturer's sales agency in Toronto. He received his C.E.T. in mechanical building sciences from St. Laurent College in 1974 and his diplomas in business administration from Vanier College in 1976.

Mark Hollingworth , VP of Strategic Affairs is the founder of 5i Strategic Affairs, a management consulting firm specializing in leading and facilitating the strategic planning and implementation process for blue chip and promising start up companies. Recent clients have included the Government of Canada, Hydro-Quebec, Ivaco Inc, Kruger Inc, McGill University, Option Consommateurs, Setym International, and many other smaller companies and start-ups. Mr. Hollingsworth also lectures at McGill University where he teaches Strategic Management/Leadership, Technological Entrepreneurship and Technology Impact Assessment in several different faculties. He is the author of the book “Growing People, Growing Companies” and has also had articles published in the Globe & Mail and the Ivey Business Journal. Mr. Hollingsworth is responsible for market research and development.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission. Such persons are also required to furnish Global Earth Energy with copies of all forms so filed.

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

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 534 Delaware Avenue, Suite 412, Buffalo, New York 14202, telephone (910) 616-0077.

Item 10.	Executive Compensation.

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Global Earth Energy and our subsidiaries for the fiscal years ended August 31, 2008, 2007 and 2006.

Summary Compensation Table

Name and Principle Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s) (US$)	Securities Underlying Options/SARs (#)	LTIP Payouts (US$)
Sydney Harland Chief Executive Officer and Director Betty Harland Chairman (1) and Director Edmund Gorman Chief Financial Officer Mark Hollingworth Vice President	2008 2007 2006 2008 2007 2006 2008 2007 2006 2008 2007	0 0 0 0 0 0 N/A N/A N/A 0 0	0 0 0 0 0 0 N/A N/A N/A 0 0	$247,000 $334,333 0 $232,000 $237,000 $232,000 $157,500 $63,000 N/A 0 0	0 0 0 0 0 0 N/A N/A N/A 0 0	0 500,000 0 0 0 0 0 500,000 N/A 0 0	0 0 0 0 0 0 N/A N/A N/A 0 0

(1)	Ms. Harland’s employment contract commenced on October 1, 2004.

We have no long-term incentive compensation plans for our executive officers and employees. In addition, we do not award stock appreciation rights or long term incentive plan pay-outs

On August 23, 2007 the Company entered in employment contracts with Messrs Harland and Gorman

Options Granted In First Quarter of Fiscal 2008

Compensation of Directors

In the fiscal year ended August 31, 2008, we paid $-0-each to our non-employee directors as compensation for their services as directors. On July 25, 2007, each member of the Board of Directors was granted as compensation for services, options to buy 500,000 shares of the Company’s common stock at the last quoted common stock offering price as of that day.

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

(1)
Unless otherwise indicated, the address for each of these stockholders is c/o Global Earth Energy, 534 Delaware Avenue, Suite 412, Buffalo, New York 14202. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he beneficially owns.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this report, there were issued and outstanding 23,483,403 shares of our common stock, 66,000 shares of our Series A preferred stock, 1,000,000 shares of our Series B preferred Stock and -0- of our Series C preferred stock and -0- of our Series D preferred stock.

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

Other as stated above:

•	There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company; and

•	There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

Item 12.	Certain Relationships and Related Transactions.

None

Item 13.	Exhibits.

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation
3.2	Bylaws (1)
14	Code of Ethics (2)
23.1	Consent of Independent Certified Public Accountants.
31.1	Certification of Sydney A. Harland, Chief Executive Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edmund J. Gorman, Chief Financial Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Sydney A. Harland, Chief Executive Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Edmund J. Gorman, Chief Financial Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to Form 10SB12G filed on August 15, 2000 (File No. 000-31343)

(2) Incorporated by reference from Form 10KSB filed on January 30, 2006 (File No. 000-31343)

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2007 were $25,500.

The aggregate fees billed by Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2008 were $30,500.

Audit Related Fees

The aggregate audit-related fees billed by Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2007 were $795 for review of the SEC comment letter response.

The aggregate audit-related fees billed by Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2008 were $8,062 for review of the SEC comment letter response.

Tax Fees

The aggregate tax fees billed by Rotenberg & Company, LLP for professional services rendered for tax services for fiscal year ended August 31, 2007 were $0.

The aggregate tax fees billed by Rotenberg & Company, LLP for professional services rendered for tax services for fiscal year ended August 31, 2008 were $5,410.77.

All Other Fees

There were no other fees billed by Rotenberg & Company, LLP for professional services rendered during the fiscal year ended August 31, 2008, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 1, 2008

By /s/ Sydney A. Harland
Sydney A. Harland,
Chief Executive Officer

By /s/ Edmund J. Gorman
Edmund J. Gorman,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland Sydney A. Harland	President, Chief Executive Officer and Director	December 1, 2008

/s/ Edmund J. Gorman Edmund J. Gorman	Chief Financial Officer, Secretary and Director	December 1, 2008

/s/ Betty-Ann Harland Betty-Ann Harland	Chairman	December 1, 2008

/s/ Robert Glassen Robert Glassen	Director	December 1, 2008

/s/ Arthur N. Kelly Arthur N. Kelly	Director	December 1, 2008

/s/ Richard Proulx Richard Proulx	Director	December 1, 2008

GLOBAL EARTH ENERGY, INC. (FORMERLY KNOWN AS GLOBAL WATAIRE INC.) (A NEVADA CORPORATION) Buffalo, New York FINANCIAL REPORTS AT August 31, 2008

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at August 31, 2008 and 2007	F-2

Consolidated Statements of Changes in Stockholders’ Deficit for the
Years Ended August 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the Years Ended
August 31, 2008 and 2007	F-4

Consolidated Statements of Cash Flows for the Years Ended
August 31, 2008 and 2007	F-5

Notes to Consolidated Financial Statements	F-6-F-14

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  and Stockholders
Global Earth Energy, Inc.
(A Nevada Corporation)
Montreal, Quebec, Canada

We have audited the accompanying consolidated balance sheets of Global Earth Energy, Inc. as of August 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. Global Earth Energy's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The COmpany is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the iverall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gloabl Eath Energy, Inc. as of August 31, 2008 and 2007, and the results of its operations and its cash flows for they years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note E to the consolidated financial statements, the Company's significant operating losses raise substantial doubt anout its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that migh5t result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP
Rochester, New York
December 1, 2008

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED BALANCE SHEETS

August 31,	2008	2007

ASSETS
Current Assets
Cash and Cash Equivalents	$1,009	$197,593

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$––	$21,861
Accrued Expenses	70,752	35,829
Accrued Compensation - Directors	976,811	511,833
Due to Directors	350,435	319,224

Total Liabilities	1,397,998	888,747

Stockholders' Deficit
Common Stock: $.001 Par; 800,000,000 Shares Authorized;
26,483,403 and 23,191,637, Issued and 23,483,403	23,483	20,191
and 20,191,637 Outstanding, respectively
Common Stock, Class B: $.001 Par; 50,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
66,000 and 100,000 Issued and
Outstanding, respectively	66	66
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Additional Paid-In Capital	4,256,820	4,103,631
Accumulated Deficit	(5,675,358)	(4,813,042)
Treasury Stock – 3,000,000 Shares at $.001 Par	(3,000)	(3,000)

Total Stockholders' Deficit	(1,396,989)	(691,154)

Total Liabilities and Stockholders' Deficit	$1,009	$197,593

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common	Preferred Stock		Additional		Treasury	Total
	Stock	($.001 Par)		Paid - In	Accumulated	Stock	Stockholders’
	($.001 Par)	Class A	Class B	Capital	Deficit	($.001 Par)	Deficit

Balance - August 31, 2006	$484	$100	$1,000	$2,738,300	$(3,405,918)	$—	$(666,034)

Common Stock Issued in Exchange for Preferred Stock	7,000	(34)	—	(6,966)	—	—	—

Common Stock Issued in Exchange for Services Rendered	2,300	—	—	(2,300)	—	—	—

Common Stock Issued for Cash	13,407	—	—	934,519	—	—	947,926

Acquisition of Common Stock into Treasury Stock	(3,000)	—	—	6,000	—	(3,000)	—

Capital Contribution – Interest Expense	—	—	—	44,125	—	—	44,125

Compensation Expense – Stock Options	—	—	—	389,953	—	—	389,953

Net Loss	—	—	—	—	(1,407,124)	—	(1,407,124)

Balance - August 31, 2007	$20,191	$66	$1,000	$4,103,631	$(4,813,042)	$(3,000)	$(691,154)

Common Stock Issued in Exchange for Services Rendered	21	—	—	2,479	—	—	2,500

Common Stock Issued for Cash	3,271	—	—	150,710	—	—	153,981

Net Loss	—	—	—	—	(862,316)	—	(862,316)

Balance - August 31, 2008	$23,483	$66	$1,000	$4,256,820	$(5,675,358)	$(3,000)	$(1,396,989)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended August 31,	2008	2007

Revenues, Net	$—	$61,750

Cost of Goods Sold	—	—

Gross Profit	––	61,750

Expenses
Bad Debt	––	50,000
Compensation Expense – Stock Options	––	389,953
Consulting Fees	602,000	440,000
General and Administrative	175,536	544,796
Interest Expense	84,780	44,125

Total Expenses	862,316	1,468,874

Loss from Operations Before
Provision for Taxes	(862,316)	(1,407,124)

Provision for Taxes	—	—

Net Loss	$(862,316)	$(1,407,124)

Weighted Average Number of
Common Shares Outstanding -
Basic	23,234,374	8,770,043
Diluted	26,234,374	9,090,454
Net Loss Per Common Share -
Basic and Diluted – Continuing Operations	$(0.04)	$(0.16)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended August 31,	2008	2007

Cash Flows from Operating Activities

Net Loss	$(862,316)	$(1,407,124)

Non-Cash Adjustments:
Bad Debt	—	50,000
Interest on Directors/Stockholder Loans	84,780	44,125
Revenues to be Applied Against Accounts Payable	—	(61,750)
Common Stock Issued In Exchange for Services Rendered	2,500	—
Compensation Expense – Stock Options	––	389,953
Changes in Assets and Liabilities:
Accounts Payable	(21,861)	(73,643)
Accrued Expenses	34,923	17,329
Accrued Compensation - Directors	(415,833)	511,833

Net Cash Flows from Operating Activities	(346,141)	(529,277)

Cash Flows from Investing Activities
Loan Advance	—	(50,000)

Cash Flows from Financing Activities
Proceeds from Issuance of Regulation S Shares	153,981	947,927
Advances from (Repayment) to Directors - Net	(4,424)	(171,057)

Net Cash Flows from Financing Activities	149,557	776,870

Net Change in Cash and Cash Equivalents	(196,584)	197,593

Cash and Cash Equivalents - Beginning of Year	197,593	—

Cash and Cash Equivalents - End of Year	$1,009	$197,593

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -	The Company

International Development Corp. (“IDC”) was formed on October 22, 2004, under the laws of the state of Nevada.  On December 9, 2004, IDC merged with Ozolutions Inc., a Delaware Corporation, which was formed on January 10, 1996 as Unipak Process, Inc., with IDC as the surviving corporation.  On April 14, 2006 IDC changed its name to Global Wataire Inc. On February 5, 2008, the Company changed their name to Global Earth Energy, Inc.   The Company’s principal office is located in Buffalo, New York.

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

Scope of Business

The Company has changed its primary business objective from advisory services to the bio-diesel production industry. The Company will also pursue additional alternative energy markets (solar and wind markets) to compliment their primary objective. The Company also provides advisory and transactional services to help high potential emerging companies to develop and implement strategies to obtain capital and achieve their financial objectives.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

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

Note C -	Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $5,675,358 at August 31, 2008.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note D -Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140” (“SFAS 155”).

SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.”  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended August 31, 2008.  The adoption of SFAS 155 did not have a material effect on its consolidated financial instruments.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”).  SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical.  SFAS 156 was effective as of the beginning of the first fiscal year that begins after September 15, 2006.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2008.  The adoption of SFAS 156 did not have a material effect on its consolidated financial statements.

- continued -

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -Recently Issued Accounting Standards – continued

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2010.  The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2010.  The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

- continued -

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -Recently Issued Accounting Standards – continued

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2010.  The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" (“SFAS 163”).  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2010.  The Company is currently evaluating the impact of SFAS 163 on its consolidated financial statements but does not expect it to have a material effect.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -	Equity Compensation Plans

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

The weighted average fair value of options granted was -0- and 3,000,000 with an aggregate value of     $-0- and $389,953, for the years ended August 31, 2008 and 2007, respectively.  There were no dividends.

August 30,	Shares Under Option	Weighted Average Exercise Price	Exercisable

2007	3,000,000	$0.13	3,000,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––

2008	3,000,000	$0.13	3,000,000

Note F – Related Party Transactions

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
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F – Related Party Transactions – continued

Certain disbursements of the Company have been paid by two directors of the Company, therefore, a Due to Directors account has been established.  The balance at August 31, 2008 and 2007 was $350,435 and $319,224, respectively.  The amount due contains no formal repayment terms.  For each of the years ended August 31, 2008 and 2007, the Company has imputed interest at the 8.75%. Interest Expense charged to operations with an offsetting credit to additional paid in capital was $84,780 and $44,125, for the years ended August 31, 2008 and 2007 respectively.

In October 2004, the Company entered into a consulting agreement with its Chairman, Betty-Ann Harland for a five year term, with annual compensation of $220,000 and auto allowance of $12,000.

On August 25, 2007, the Company entered into a consulting agreement with its CEO, Sydney Harland for a five year term, with annual compensation of $220,000, health benefits of $15,000 and $12,000 auto allowance.  The agreement agrees to pay all accrued compensation from April 2006.

On August 25, 2007, the Company entered into a consulting agreement with its CFO, Edmund Gorman for a two year term, with annual compensation of $150,000, health benefits of $7,500.  The agreement agrees to pay all accrued compensation from April 2006.

Note G – Other Matters

On June 5, 2001, the Company entered into advisory agreements with the firms of David Michael LLC and Feng Shui Consulting, Inc.  In June 2002, David Michael LLC and Feng Shui Consulting, Inc. filed a suit against the Company for breach of contract.  The Company filed a counter claim and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction.  In August 2004, the United States District Court for the State of Utah dismissed the case in its entirety with prejudice, with each party to bear its own costs and fees.  As part of the dismissal, in September 2004, the Company paid $5,000 to repurchase the 800,000 common shares that were previously issued to the plaintiffs. On April 13, 2006 the 800,000 common shares were subject of a one-for-one thousand reverse stock split (See NoteH). As of August 31, 2008, the 800 shares have not been received by the Company for cancellation therefore the shares are still recorded as issued and outstanding.

Note H - Stock Transactions
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

2.	An amendment to the Company’s Articles of Incorporation to provide for the creation of a second series of common stock to be known as “Class B Common Stock”.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I - Income Taxes

At August 31, 2008 and 2007, the Company had approximately $5,675,358 and $4,813,042 accumulated tax losses to apply against future taxable income.  The net operating loss carry forwards begin to expire in 2012.

The Company has fully reserved for any future tax benefits form the net operating loss carry forwards since it has not generated any net income to date.  The Company has no other material deferred tax assets or liabilities for the periods presented.

Note J - Reorganization/Investment

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

Note K - Regulation S Stock

On January 26, 2007, the Company issued a press release announcing that they had launched anequity offering on the Berlin Stock Exchange. The company originally was offering 10,000,000 shares for sale.  On August 1, 2007, the board authorized an additional 5,000,000 shares for sale.  All shares are being offered at a price of $0.50 per share and if completely subscribed will yield $7,500,000. This offering is on a best effort basis. As of August 31, 2008, 15,978,165 shares had been issued including 2,300,000shares which were issued in exchange for financial services rendered. Gross proceeds from the sale of stock were $2,770,861 less stock issuance costs of $1,669,583.  Net proceeds from the sale of stock were $1,101,278.

Note L - Subsequent Events
On October 18, 2008 the Company approved the granting of a stock option to its CFO of 40,000 Class A Preferred Stock Shares.

On September 25, 2008 a stockholder that is closely related to Betty-Ann and Sydney Harland received 400,000 shares of regulation 144 common stock.  This stock was to reimburse the stockholder for 400,000 shares that he gave to the company on August 27, 2008 to pay the Company’s Consultant (See Note M).

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M – Investment Agreements

On August 20, 2007 the Company entered into an investment agreement with Dutchess Private Equities Fund, Ltd. (The Investor). Pursuant to this agreement, the Investor shall commit to purchase up to $10,000,000 of the Company’s common stock over the course of thirty-six (36) months.  The amount that the Company shall be entitled to request from each purchase “Puts” shall be equal to either up to $250,000 or 200% of the average daily volume (US Market Only) of the common stock for the ten (10) trading days prior to the Put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put date.  For the year ended August 31, 2008, no activity had been transacted.  On June 25, 2008 the Company filed a registration statement covering 4,000,000 shares of the common stock underlying this investment agreement.

On August 25, 2008 the Company entered into an investment agreement with Infinite Investor Relations Inc. (The Consultant).  Pursuant to this agreement, the Consultant shall provide services to the Company in the areas of investor relations and business strategy including promoting the Company to accredited investors.  The term of the contract is for six months and can be renewed by mutual agreement by both parties.  In consideration for its services, the Consultant received 400,000 shares of trading common stock from a related party on August 27, 2008.

On August 31, 2008 the Company entered into an agreement with Larry Ricci (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in identifying and researching potential acquisitions for the Company’s subsidiary Knightbridge Corp.  The term of the contract is for one year, expiring on August 31, 2009.  In consideration for his services, the Contractor will receive 100,000 common shares.