Form 10-Q
period 2008-11-30
GLOBAL EARTH ENERGY, INC.
filed 2009-01-14
CIK 1121901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 13, 2009: 26,983,403 shares of common stock.

Global Earth Energy, Inc.
FORM 10-Q

November 30, 2008

Item 1. Financial Information

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

FINANCIAL REPORTS
AT
November 30, 2008

GLOBAL EARTH ENERGY, INC. (FORMERLY KNOWN AS GLOBAL WATAIRE INC.) (A NEVADA CORPORATION) Buffalo, New York TABLE OF CONTENTS

Consolidated Balance Sheets at November 30, 2008 (Unaudited) and August 31, 2008	1

Consolidated Statements of Operations for the Three Months Ended November 30, 2008 and 2007 (Unaudited)	2

Consolidated Statements of Cash Flows for the Three Months Ended November 30, 2008 and 2007 (Unaudited)	3

Notes to Consolidated Financial Statements	4-7

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30,	August 31,
	2008	2008

ASSETS
Current Assets
Cash and Cash Equivalents	$263	$1,009
Prepaid Expenses	44,000	––

Total Assets	$44,263	$1,009

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$––	$––
Accrued Expenses	61,811	70,752
Accrued Compensation - Directors	1,160,990	976,811
Due to Directors	377,412	350,435

Total Liabilities	1,600,213	1,397,998

Stockholders' Deficit
Common Stock: $.001 Par; 800,000,000 Shares Authorized;
26,983,403 and 26,483,403 Issued and 23,983,403
and 23,483,403, Outstanding, Respectively	23,983	23,483

Common Stock, Class B: $.001 Par; 50,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
66,000 Issued and Outstanding	66	66

Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Additional Paid-In Capital	4,339,120	4,256,820
Accumulated Deficit	(5,917,119)	(5,675,358)
Treasury Stock – 3,000,000 Shares at $.001 Par	(3,000)	(3,000)

Total Stockholders' Deficit	(1,555,950)	(1,396,989)

Total Liabilities and Stockholders' Deficit	$44,263	$1,009

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited
For the Three Months Ended November 30,	2008	2007

Revenues, Net	$—	$—

Cost of Goods Sold	—	—

Gross Profit	––	––

Expenses
Compensation Expense – Stock Options	2,800	––
Consulting Fees	183,500	152,500
General and Administrative	24,457	56,849
Interest Expense	31,004	17,863

Total Expenses	241,761	227,212

Loss from Operations Before
Provision for Taxes	(241,761)	(227,212)

Provision for Taxes	—	—

Net Loss for the Period	$(241,761)	$(227,212)

Weighted Average Number of
Common Shares Outstanding -
Basic	23,983,403	22,541,383
Diluted	26,983,403	25,541,383
Net Loss Per Common Share -
Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
For the Three Months Ended November 30,	2008	2007

Cash Flows from Operating Activities

Net Loss for the Period	$(241,761)	$(227,212)

Non-Cash Adjustments:
Interest on Directors/Stockholder Loans	31,004	17,863
Common Stock Issued In Exchange for Services Rendered	80,000	—
Compensation Expense – Stock Options	2,800	—
Changes in Assets and Liabilities:
Prepaid Expenses	(44,000)	—
Accounts Payable	—	1,328
Accrued Expenses	(8,941)	(11,379)
Accrued Compensation - Directors	159,127	28,417

Net Cash Flows from Operating Activities	(21,771)	(190,983)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from Issuance of Regulation S Shares	—	153,982
Advances from (Repayment) to Directors - Net	21,025	(56,667)

Net Cash Flows from Financing Activities	21,025	97,315

Net Change in Cash and Cash Equivalents	(746)	(93,668)

Cash and Cash Equivalents - Beginning of Period	1,009	$197,593

Cash and Cash Equivalents - End of Period	$263	$103,925

Supplemental Disclosures
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

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

Note B - Going Concern
The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $5,917,119 at November 30, 2008.

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
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Share Activity
Regulation S Stock
On January 26, 2007, the Company issued a press release announcing that they had launched anequity offering on the Berlin Stock Exchange. The company originally was offering 10,000,000 shares for sale.  On August 1, 2007, the board authorized an additional 5,000,000 shares for sale.  All shares are being offered at a price of $0.50 per share and if completely subscribed will yield $7,500,000. This offering is on a best effort basis. As of November 30, 2008, 15,978,165 shares had been issued including 2,300,000shares which were issued in exchange for financial services rendered. Gross proceeds from the sale of stock were $2,770,861 less stock issuance costs of $1,669,583.  Net proceeds from the sale of stock were $1,101,278.

Stock Options
On October 18, 2008 the Company approved the granting of stock options to its CFO of 40,000 Class A Preferred Stock Shares.

Common Stock
On September 25, 2008 a stockholder that is closely related to Betty-Ann and Sydney Harland received 400,000 shares of regulation 144 common stock.  This stock was to reimburse the stockholder for 400,000 shares that he gave to the company on August 27, 2008 to pay the Company’s Consultant.

On August 31, 2008 the Company entered into an agreement with Larry Ricci (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in identifying and researching potential acquisitions for the Company’s subsidiary Knightbridge Corp.  The term of the contract is for one year, expiring on August 31, 2009.  In consideration for his services, the Contractor received 100,000 common shares on August 31, 2008.

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

For the three months ended November 30, 2008 and 2007 the company had no sales. Net loss for the three months ended November 30, 2008 was $(241,761) compared to the net loss of $(227,212) for the three months ended November 30, 2007.

Expenses have increased by $14,549 for the first three months of our current fiscal year from $227,212 for the three months ended November 30, 2007 to $241,761 for the three months ended November 30, 2008. The increase can be attributed to an increase in compensation expense – stock optionsof $2,800, an increase in consulting fees of $31,000 and a decrease in general and administrative expenses of $32,392. An increase in interest expense of $13,141 is due to the company having no revenues.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $5,917,119 at November 30, 2008.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Our operations used approximately $21,771 in cash for the three months ended November 30, 2008.  Cash required during the three months ended November 30, 2008 came principally from advances from directors in the amount of $21,025.

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

We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values

Recent Accounting Pronouncements

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of November 30, 2008.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

A default judgment was entered against the Company in a Texas Court in a legal dispute initiated by the Company’s former attorney over the amount of his legal charges, the amount and entitlement to which  the Company is currently disputing.

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

           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Earth Energy, Inc.

Date: January 14, 2009	By:	/s/ Sydney A. Harland
Sydney A. Harland
Chief Executive Officer
/s/ Edmund J. Gorman
Edmund J. Gorman Chief Financial Officer