Form 10-Q
period 2009-02-28
GLOBAL EARTH ENERGY, INC.
filed 2009-04-14
CIK 1121901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 14, 2009: 23,483,403 shares of common stock.

Global Earth Energy, Inc.

FORM 10-Q

February 28, 2009

Table of Contents

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets as at February 28, 2009 (unaudited) and August 31, 2008

Statements of Operations (unaudited) for the three and six months ended February 28, 2009 and February 29, 2008

Statements of Cash Flows (unaudited) for the six months ended February 28, 2009 and February 29, 2008

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

Signatures.

Part I   Financial Information

Item 1. Financial Statements

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

FINANCIAL REPORTS
AT
FEBRUARY 28, 2009

GLOBAL EARTH ENERGY, INC. (FORMERLY KNOWN AS GLOBAL WATAIRE INC.) (A NEVADA CORPORATION) Buffalo, New York

TABLE OF CONTENTS

Consolidated Balance Sheets at February 29, 2009 (Unaudited) and August 31, 2008	1

Consolidated Statements of Operations for the Three and Six Months Ended February 28, 2009 and February 29, 2008 (Unaudited)	2

Consolidated Statements of Cash Flows for the Six Months Ended February 28, 2009 and February 29, 2008 (Unaudited)	3

Notes to Consolidated Financial Statements	4 - 6

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28,	August 31,
	2009	2008

ASSETS
Current Assets
Cash and Cash Equivalents	$263	$1,009
Prepaid Expenses	8,000	––

Total Assets	$8,263	$1,009

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	$65,451	$70,752
Accrued Compensation - Directors	1,345,264	976,811
Due to Directors	395,615	350,435

Total Liabilities	1,806,330	1,397,998

Stockholders' Deficit
Common Stock : $.001 Par; 800,000,000 Shares Authorized;
26,983,403 and 26,483,403 Issued and 23,983,403 and 23,483,403, Outstanding, Respectively	23,983	23,483

Common Stock, Class B: $.001 Par; 50,000,000 Shares
Authorized; -0- Issued and Outstanding	—	––

Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
66,000 and 100,000 Issued and Outstanding, respectively	66	66
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	—	––
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	—	––

Additional Paid-In Capital	4,339,120	4,256,820
Accumulated Deficit	(6,159,236)	(5,675,358)
Treasury Stock – 3,000,000 Shares at $.001 Par	(3,000)	(3,000)

Total Stockholders' Deficit	(1,798,067)	(1,396,989)

Total Liabilities and Stockholders' Deficit	$8,263	$1,009

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Revenues, Net	$—	$—	$—	$—

Cost of Goods Sold	—	—	—	—

Gross Profit	—	—	—	—

Expenses
Compensation Expense – Stock Options	––	––	2,800	––
Consulting Fees	183,500	147,500	367,000	300,000
General and Administrative	23,138	30,963	47,595	87,812
Interest Expense	35,479	18,434	66,483	36,297

Total Expenses	242,117	196,897	483,878	424,109

Loss from Operations Before
Provision for Taxes	(242,117)	(196,897)	(483,878)	(424,109)

Provision for Taxes	—	—	—	—

Net Loss for the Period	$(242,117)	$(196,897)	$(483,878)	$(424,109)

Weighted Average Number of
Common Shares Outstanding -
Basic	23,983,403	23,448,791	23,983,403	22,995,087
Diluted	26,983,403	26,448,791	26,983,403	25,995,087
Net Loss Per Common Share -
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended February 28 and February 29,	2009	2008

Cash Flows from Operating Activities

Net Loss	$(483,878)	$(424,109)

Non-Cash Adjustments:
Interest on Directors/Stockholder Loans	16,260	36,297
Common Stock Issued in Exchange for Services Rendered	80,000	––
Compensation Expense – Stock Options	2,800	––

Changes in Assets and Liabilities:
Prepaid Expenses	(8,000)	––
Accounts Payable	––	5,199
Accrued Expenses	(5,301)	(6,379)
Accrued Compensation - Directors	368,453	126,997

Net Cash Flows from Operating Activities	(29,666)	(261,995)

Cash Flows from Investing Activities	––	––

Cash Flows from Financing Activities
Cash Proceeds from Issuance of Regulation S Shares	––	153,982
Advances from (Repayment to)Directors - Net	28,920	(73,832)

Net Cash Flows from Financing Activities	28,920	80,150

Net Change in Cash and Cash Equivalents	(746)	(181,845)

Cash and Cash Equivalents - Beginning of Period	1,009	197,593

Cash and Cash Equivalents - End of Period	$263	$15,748

Supplemental Disclosures
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

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

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $6,159,236 at February 28, 2009.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2009. The adoption of SFAS 157 did not have a material effect on the consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  This Statement applies to all entities, including not-for-profit organizations.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2009.  The adoption of SFAS 159 did not have a material effect on the consolidated financial statements.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  The adoption of SFAS 161 did not have a material effect on the consolidated financial statements.

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
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D –
Share Activity
Stock Options
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”).  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable in accordance with SFAS 123(R).

On October 18, 2008 the Company approved the granting of stock options to its CFO of 40,000 Class A Preferred Stock Shares.

The following table provides the range of assumptions used by the Company, at the time stock options were issued.

For the quarter ended November 30, 2008, $2,800 was expensed utilizing the Black-Scholes option pricing model. The following weighted-average assumptions were used for the grants issued:

Dividend Yield 0.00%

Expected Volatility 235.24%

Discount Rate 3.91%

Option Life 10 Years

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

For the three months ended February 28, 2009 and February 29, 2008 the company had no sales. Net loss for the three months ended February 28, 2009 was $(242,117) compared to the net loss of $(196,897) for the three months ended February 29, 2008.

For the six months ended February 28, 2009 and February 29, 2008 the company had no sales.  Net loss for the six months ended February 28, 2009 was $(483,878) compared to the net loss of $(424,109) for the six months ended February 29, 2008.

Expenses have increased by $45,220 for the second three months of our current fiscal year from $196,897 for the three months ended February 29, 2008 to $242,117 for the three months ended February 28, 2009.  The increase can be attributed to , an increase in consulting fees of $36,000 from $147,500 to $183,500  and a decrease in general and administrative expenses of $7,825 from $30,973 to $23,138. An increase in interest expense of $17,045 from  $18,434 to $35,479 is due to the company having no revenues.

Expenses have increased by $59,769 for the six months of our current fiscal year from $424,109 for the six months ended February 29, 2008 to $483,878 for the six months ended February 28, 2009.  The increase can be attributed to an increase in consulting fees of $67,000 from $300,000 to $367,000 and a decrease in general and administrative expenses of $40,217 from $87,812 to $47,595. An increase in interest expense of $30,186 from $36,297 to $66,483 is due to the company having no revenues.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $6,159,236 at February 28, 2009.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Our operations used approximately $29,666 in cash for the six months ended February 28, 2009. Cash required during the six months ended February 28, 2009 came principally from advances from directors in the amount of $28,920

In pursuing our marketing and sale of our products under our new business plan, we estimate our operational expenses during the next 12 months will be approximately $3,500,000.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”)  No. 157, "Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2009. The adoption of SFAS 157 did not have a material effect on the consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2009.  The adoption of SFAS 159 did not have a material effect on the consolidated financial statements.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of February 28, 2009.

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

None.

Item 5.      Other Information.

None

Item 6.      Exhibits and Reports of Form 8-K.

(a)      Exhibits

           31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002 of Chief Executive Officer

           31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002 of Chief Financial Officer

           32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002 of Chief Executive Officer

           32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002 of Chief Financial Officer

(b)      Reports of Form 8-K

           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Earth Energy, Inc.

Date: April 14, 2009	By:	/s/ Sydney A. Harland
Sydney A. Harland
Chief Executive Officer
/s/ Edmund J. Gorman
Edmund J. Gorman Chief Financial Officer