Form 10-Q
period 2009-05-31
GLOBAL EARTH ENERGY, INC.
filed 2009-07-20
CIK 1121901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                                No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                                 No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the Registrant’s common stock as of   July 20, 2009 was 24,233,403 shares of common stock.

Global Earth Energy, Inc.

FORM 10-Q

May 31, 2009

Part I   Financial Information

Item 1. Financial Statements

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

FINANCIAL REPORTS
AT
MAY 31, 2009

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

TABLE OF CONTENTS

Consolidated Balance Sheets at May 31, 2009 (Unaudited) and August 31, 2008 (Restated)	1

Consolidated Statements of Operations for the Three and Nine Months Ended May 31, 2009 and 2008 (Unaudited) (Restated)	2

Consolidated Statements of Cash Flows for the Nine Months Ended May 31, 2009 and 2008 (Unaudited) (Restated)	3

Notes to Consolidated Financial Statements	4-8

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	Restated
	May 31,	August 31,
	2009	2008

ASSETS
Current Assets
Cash and Cash Equivalents	$15,642	$1,009
Prepaid Expenses	4,000	––

Total Assets	$19,642	$1,009

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	$368,577	$183,968
Accrued Compensation - Directors	1,454,186	976,811
Due to Directors	373,437	350,435

Total Liabilities	2,196,200	1,511,214

Stockholders' Deficit
Common Stock : $.001 Par; 800,000,000 Shares Authorized;
27,233,403 and 26,483,403 Issued, and 24,233,403 and 23,483,403 Outstanding, respectively	24,233	23,483

Common Stock, Class B: $.001 Par; 50,000,000 Shares
Authorized; -0- Issued and Outstanding	—	—

Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
66,000 and 100,000 Issued and Outstanding, respectively	66	66
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	—	—
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	—	—

Additional Paid-In Capital	4,339,120	4,256,820
Accumulated Deficit	(6,537,977)	(5,788,574)
Treasury Stock – 3,000,000 Shares at $.001 Par	(3,000)	(3,000)

Total Stockholders' Deficit	(2,176,558)	(1,510,205)

Total Liabilities and Stockholders' Deficit	$19,642	$1,009

The accompanying notes are an integral part of these financial statements

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
				Restated
	2009	2008	2009	2008

Revenues, Net	$—	$—	$—	$—

Cost of Goods Sold	—	—	—	—

Gross Profit	—	—	—	—

Expenses
Compensation Expense – Stock Options	––	––	2,800	––
Consulting Fees	189,167	147,500	526,167	477,500
General and Administrative	29,211	46,043	76,556	133,855
Interest Expense	41,369	24,706	113,630	66,010

Total Expenses	259,747	218,249	749,403	667,365

Loss from Operations Before
Provision for Taxes	(259,747)	(218,249)	(749,403)	(667,365)

Provision for Taxes	—	—	—	—

Net Loss for the Period	$(259,747)	$(218,249)	$(749,403)	$(667,365)

Weighted Average Number of
Common Shares Outstanding -
Basic	24,230,686	23,462,569	24,066,736	23,152,052
Diluted	27,230,686	26,462,569	27,066,736	26,152,052
Net Loss Per Common Share -
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these financial statements

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Restated
For the Nine Months Ended May 31	2009	2008

Cash Flows from Operating Activities

Net Loss for the Period	$(749,403)	$(667,365)

Non-Cash Adjustments:
Interest on Directors/Stockholder Loans	113,630	66,010
Common Stock Issued in Exchange for Services Rendered	80,000	––
Compensation Expense – Stock Options	2,800	––
Bad Debt – Proceeds from Stock Purchase	250	––

Changes in Assets and Liabilities:
Prepaid Expenses	(4,000)	––
Accounts Payable	––	(21,861)
Accrued Expenses	70,979	54,132
Accrued Compensation - Directors	477,375	280,356

Net Cash Flows from Operating Activities	(8,369)	(298,728)

Net Cash Flows from Investing Activities	––	––

Cash Flows from Financing Activities
Cash Proceeds from Issuance of Regulation S Shares	––	153,982
Advances from (Repayment to)Directors - Net	23,002	(52,224)

Net Cash Flows from Financing Activities	23,002	101,758

Net Change in Cash and Cash Equivalents	14,633	(196,970)

Cash and Cash Equivalents - Beginning of Period	1,009	197,593

Cash and Cash Equivalents - End of Period	$15,642	$623

Supplemental Disclosures
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements

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

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $6,537,977 at May 31, 2009.

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

- continued -

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D –	Share Activity - continued
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

On March 3, 2009 the Company promised to repay a stockholder that is closely related to Betty-Ann and Sydney Harland 1,000,000 shares of Preferred Stock Class C.   This stock was to reimburse the stockholder for 1,000,000 shares that he gave to the company on March 3, 2009 to pay the Company’s Consultant.

NOTE E –	Restatement of Prior Quarter Financials

As of May 31, 2009 the Company has determined that services rendered by a consultant valued at $100,000 plus interest of $21,896 were previously unreported. As a result, the net loss for the nine months ended May 31, 2008 and the year ended August 31, 2008 after restatement, has increased by $27,664 to $667,365 and $82,768 to $1,489,892, respectively.  Accumulated Deficit for the year ended August 31, 2008 has increased by $113,216 to $5,788,574.

May 31, 2008 was restated for the cumulative effect of the above items.

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

For the three months ended May 31, 2009 and May 31, 2008 the company had no sales. Net loss for the three months ended May 31, 2009 was $(259,747) compared to the net loss of $(218,249) for the three months ended May 31, 2008.

For the nine months ended May 31, 2009 and May 31, 2008 the company had no sales.  Net loss for the nine months ended May 31, 2009 was $(749,403) compared to the net loss of $(667,365) for the nine months ended May 31, 2008.

Expenses have increased by $41,498 for the three months of our current fiscal year from $218,249 for the three months ended May 31, 2008 to $259,747 for the three months ended May 31, 2009.  The increase can be attributed to, an increase in consulting fees of $41,667 from $147,500 to $189,167 and a decrease in general and administrative expenses of $16,832 from $46,043 to $29,211.  An increase in interest expense of $16,663 from $24,706 to $41,369 is due to the company having no revenues.

Expenses have increased by $82,038 for the nine months of our current fiscal year from $667,365 for the nine months ended May 31, 2008 to $749,403 for the nine months ended May 31, 2009.  The increase can be attributed to an increase in consulting fees of $88,667 from $467,500 to $556,167, a decrease in general and administrative expenses of $57,049 from $133,855 to $76,806 and compensation expenses of $2,800.   An increase in interest expense of $47,620 from $66,010 to $113,630 is due to the company having no revenues.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $ 6,537,977at May 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Our operations used approximately $15,642 in cash for the nine months ended May 31, 2009. Cash required during the nine months ended May 31, 2009 came principally from advances from directors in the amount of $23,002.

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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, "Subsequent Events" (“SFAS 165”).  SFAS 165 establishes principles and requirements for subsequent events.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  As such, the Company is required to adopt this standard in the current period.  Adoption of SFAS 165 did not have a significant effect on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of May 31, 2009.

Company-level controls. We did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework published by COSO. These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

•
We had inadequate monitoring controls, including inadequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are remediated timely;

Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Inadequate reviews of adjusting journal entries, inter-corporate accounts, and consolidating entries. We had inadequate review procedures over consolidation work papers and adjusting journal entries as well as inter-corporate account transactions. Specifically, deficiencies were noted in the following areas: a) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including consolidation spreadsheets and inter-corporate account analyses; b) management review of adjusting journal entries recorded during the financial statement preparation process and carry forward of such adjustments. These deficiencies resulted in the omission of a material inter-corporate entry, incorrect classification of certain accounts, the omission of a prior period adjusting entry and certain other clerical errors. These deficiencies resulted in a more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Because of the weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of the interim period ended May 31, 2009.

We are addressing the outstanding material weaknesses described above, as well as our control environment. We are seeking a qualified CFO. We also expect to undertake the following remediation efforts:

•
Hire additional qualified personnel and other resources to strengthen the accounting, finance, and information technology components of our organization, including a Compliance officer, Information technology officer, and SEC reporting manager and an internal audit manager.

•	Adopt administration, supervision, and review controls over inter-corporate entries and fiscal year end adjusting entries;

•	Implement controls to ensure the periodic review of and changes to our end-user computing spreadsheets used in the period-end financial statement preparation and reporting process; and

•
Implement a new system of internal controls at both the Company and subsidiary levels to include improved management information systems, risk assessment policies and financial statement closing processes.

These specific actions are part of an overall program that we are currently developing in an effort to remediate the material weaknesses described above. We may not have sufficient time to implement our remediation plan before testing our internal control over financial reporting for the fiscal year ended 2009. This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report."

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

A default judgment was entered against the Company in a Texas Court in a legal dispute initiated by the Company’s former attorney over the amount of his legal charges, the amount and entitlement to which the Company is currently disputing.

Item 1A.   Risk Factors.

Not Applicable for smaller reporting company.

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

Global Earth Energy, Inc.

Date: July 20, 2009	By:	/s/ Sydney A. Harland
Sydney A. Harland
Chief Executive Officer
Date: July 20, 2009	By:	/s/ Edmund J. Gorman
Edmund J. Gorman Chief Financial Officer