Form 10-Q/A
period 2008-11-30
GLOBAL EARTH ENERGY, INC.
filed 2009-07-31
CIK 1121901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No.1 to
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

Global Earth Energy, Inc.
FORM 10-Q

November 30, 2008

EXPLANATORY NOTE: This Amended Form 10-Q/A is being filed with the Securities and Exchange Commission (the “Commission”) to include updated financial information which was the subject of the Form 8-K filed with the Commission on July 16, 2009.

Item 1. Financial Information

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

FINANCIAL REPORTS
AT
November 30, 2008

GLOBAL EARTH ENERGY, INC. (FORMERLY KNOWN AS GLOBAL WATAIRE INC.) (A NEVADA CORPORATION) Buffalo, New York TABLE OF CONTENTS

Consolidated Balance Sheets at November 30, 2008 (Unaudited) and August 31, 2008 (Restated)	1

Consolidated Statements of Operations for the Three Months Ended November 30, 2008 and 2007 (Unaudited)(Restated)	2

Consolidated Statements of Cash Flows for the Three Months Ended November 30, 2008 and 2007 (Unaudited) (Restated)	3

Notes to Consolidated Financial Statements	4-7

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	(Restated)	(Restated)
	November 30,	August 31,
	2008	2008

ASSETS
Current Assets
Cash and Cash Equivalents	$263	$1,009
Prepaid Expenses	44,000	––

Total Assets	$44,263	$1,009

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	$177,880	$183,968
Accrued Compensation - Directors	1,160,990	976,811
Due to Directors	377,412	350,435

Total Liabilities	1,716,282	1,511,214

Stockholders' Deficit
Common Stock: $.001 Par; 800,000,000 Shares Authorized;
26,983,403 and 26,483,403 Issued and 23,983,403and 23,483,403, Outstanding, Respectively	23,983	23,483

Common Stock, Class B: $.001 Par; 50,000 Shares Authorized;
-0- Issued and Outstanding	––	––

Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
66,000 Issued and Outstanding	66	66
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Additional Paid-In Capital	4,339,120	4,256,820
Accumulated Deficit	(6,033,188)	(5,788,574)
Treasury Stock – 3,000,000 Shares at $.001 Par	(3,000)	(3,000)

Total Stockholders' Deficit	(1,672,019)	(1,510,205)

Total Liabilities and Stockholders' Deficit	$44,263	$1,009

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited
	(Restated)	(Restated)
For the Three Months Ended November 30,	2008	2007

Revenues, Net	$—	$—

Cost of Goods Sold	—	—

Gross Profit	––	––

Expenses
Compensation Expense – Stock Options	2,800	––
Consulting Fees	183,500	172,500
General and Administrative	24,457	56,849
Interest Expense	33,857	20,220

Total Expenses	244,614	249,569

Loss from Operations Before
Provision for Taxes	(244,614)	(249,569)

Provision for Taxes	—	—

Net Loss for the Period	$(244,614)	$(249,569)

Weighted Average Number of
Common Shares Outstanding -
Basic	23,983,403	22,541,383
Diluted	26,983,403	25,541,383
Net Loss Per Common Share -
Basic and Diluted	$(0.01)	$(0.01)

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	(Restated)	(Restated)
For the Three Months Ended November 30,	2008	2007

Cash Flows from Operating Activities

Net Loss for the Period	$(244,614)	$(249,569)

Non-Cash Adjustments:
Interest on Loans	33,857	20,220
Common Stock Issued In Exchange for Services Rendered	80,000	—
Compensation Expense – Stock Options	2,800	—
Changes in Assets and Liabilities:
Prepaid Expenses	(44,000)	—
Accounts Payable	—	1,328
Accrued Expenses	(8,941)	8,621
Accrued Compensation - Directors	159,127	28,417

Net Cash Flows from Operating Activities	(21,771)	(190,983)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from Issuance of Regulation S Shares	—	153,982
Advances from (Repayment) to Directors - Net	21,025	(56,667)

Net Cash Flows from Financing Activities	21,025	97,315

Net Change in Cash and Cash Equivalents	(746)	(93,668)

Cash and Cash Equivalents - Beginning of Period	1,009	$197,593

Cash and Cash Equivalents - End of Period	$263	$103,925

Supplemental Disclosures
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

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

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $6,033,188 at November 30, 2008.

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

NOTE E –	Note E – Restatement of Prior Quarter Financials

The financial statements included herein have been restated to correct an error in accounting for services rendered by a consultant during the three months ended November 30, 2008 and 2007 and for the year ended August 31, 2008.  A contract was entered into by the Company and the consultant during the quarter ended November 30, 2006.  Services by the consultant were rendered but not accrued thereby causing accrued interest expense and the following restatements:

For August 31, 2008, accrued expenses increased by $30,448 from $153,520 to $183,968 resulting from an increase in accrued consulting expenses of $20,000 and accrued interest expense of $10,448.  Accumulated deficit increased by $30,448 from $5,758,126 to $5,788,574 as a result of these increased accruals.

For the three months ended November 30, 2007, consulting expenses increased by $20,000 and interest expense increased by $2,356, thereby increasing net loss for the quarter by $22,356 from $227,213 to $249,569.

For the three months ended November 30, 2008, interest expense increased by $2,853, thereby increasing net loss by $2,853 from $241,761 to $244,614.  Accumulated Deficit increased by $2,853 from $6,030,335 to $6,033,188.  Accrued expenses also increased by $2,853 from $175,027 to $177,880.November 30, 2008 and 2007 was restated for the cumulative effect of the above items.

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

For the three months ended November 30, 2008 and 2007 the company had no sales. Net loss for the three months ended November 30, 2008 was $(244,614)  compared to the net loss of $ (249,569) for the three months ended November 30, 2007.

Expenses have de creased by $ 4,955 for the first three months of our current fiscal year from $ 249,569 for the three months ended November 30, 2007 to $ 244,614 for the three months ended November 30, 2008. The decrease can be attributed to an increase in compensation expense stock options of $2,800, an increase in consulting fees of $ 11,000 and a decrease in general and administrative expenses of $32,392. An increase in interest expense of $ 13,637 is due to the company having no revenues.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $6,033,188  at November 30, 2008.

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

Global Earth Energy, Inc.

Date: July __, 2009	By:	/s/ Sydney A. Harland
Sydney A. Harland
Chief Executive Officer
/s/ Edmund J. Gorman
Edmund J. Gorman Chief Financial Officer