Form 10-Q/A
period 2009-02-28
GLOBAL EARTH ENERGY, INC.
filed 2009-07-31
CIK 1121901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No. 1 to
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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at February 28, 2009 (Unaudited) and August 31, 2008 (Restated)

Consolidated Statements of Operations for the Three and Six Months Ended February 28, 2009 and February 29, 2008 (Unaudited) (Restated)

Consolidated Statements of Cash Flows for the Six Months Ended February 28, 2009 and February 29, 2008 (Unaudited) (Restated)

Notes to Consolidated Financial Statements

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

Signatures.

Part I   Financial Information

Item 1. Financial Statements

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

FINANCIAL REPORTS
AT
FEBRUARY 28, 2009

GLOBAL EARTH ENERGY, INC. (FORMERLY KNOWN AS GLOBAL WATAIRE INC.) (A NEVADA CORPORATION) Buffalo, New York

TABLE OF CONTENTS

Consolidated Balance Sheets at February 29, 2009 (Unaudited) and August 31, 2008 (Restated)	1

Consolidated Statements of Operations for the Three and Six Months Ended February 28, 2009 and February 29, 2008 (Unaudited) (Restated)	2

Consolidated Statements of Cash Flows for the Six Months Ended February 28, 2009 and February 29, 2008 (Unaudited) (Restated)	3

Notes to Consolidated Financial Statements	4 - 6

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED BALANCE SHEETS

	Unaudited
	(Restated)	(Restated)
	February 28,	August 31,
	2009	2008

ASSETS
Current Assets
Cash and Cash Equivalents	$263	$1,009
Prepaid Expenses	8,000	––

Total Assets	$8,263	$1,009

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	$184,446	$183,968
Accrued Compensation - Directors	1,345,264	976,811
Due to Directors	395,615	350,435

Total Liabilities	1,925,325	1,511,214

Stockholders' Deficit
Common Stock : $.001 Par; 800,000,000 Shares Authorized;
26,983,403 and 26,483,403 Issued and 23,983,403 and 23,483,403, Outstanding, Respectively	23,983	23,483

Common Stock, Class B: $.001 Par; 50,000,000 Shares
Authorized; -0- Issued and Outstanding	—	––

Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
66,000 and 100,000 Issued and Outstanding, respectively	66	66
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	—	––
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	—	––

Additional Paid-In Capital	4,339,120	4,256,820
Accumulated Deficit	(6,278,231)	(5,788,574)
Treasury Stock – 3,000,000 Shares at $.001 Par	(3,000)	(3,000)

Total Stockholders' Deficit	(1,917,062)	(1,510,205)

Total Liabilities and Stockholders' Deficit	$8,263	$1,009

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	(Restated)	(Restated)	(Restated)	(Restated)
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Revenues, Net	$—	$—	$—	$—

Cost of Goods Sold	—	—	—	—

Gross Profit	—	—	—	—

Expenses
Compensation Expense – Stock Options	––	––	2,800	––
Consulting Fees	183,500	147,500	367,000	320,000
General and Administrative	23,138	30,963	47,595	87,812
Interest Expense	38,405	21,084	72,262	41,304

Total Expenses	245,043	199,547	489,657	449,116

Loss from Operations Before
Provision for Taxes	(245,043)	(199,547)	(489,657)	(449,116)

Provision for Taxes	—	—	—	—

Net Loss for the Period	$(245,043)	$(199,547)	$(489,657)	$(449,116)

Weighted Average Number of
Common Shares Outstanding -
Basic	23,983,403	23,448,791	23,983,403	22,995,087
Diluted	26,983,403	26,448,791	26,983,403	25,995,087
Net Loss Per Common Share -
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(Restated)	(Restated)
For the Six Months Ended February 28 and February 29,	2009	2008

Cash Flows from Operating Activities

Net Loss for the Period	$(489,657)	$(449,116)

Non-Cash Adjustments:
Interest on Loans	72,262	41,304
Common Stock Issued in Exchange for Services Rendered	80,000	––
Compensation Expense – Stock Options	2,800	––

Changes in Assets and Liabilities:
Prepaid Expenses	(8,000)	––
Accounts Payable	––	5,199
Accrued Expenses	(5,301)	13,621
Accrued Compensation - Directors	318,230	126,997

Net Cash Flows from Operating Activities	(29,666)	(261,995)

Cash Flows from Investing Activities	––	––

Cash Flows from Financing Activities
Cash Proceeds from Issuance of Regulation S Shares	––	153,982
Advances from (Repayment to)Directors - Net	28,920	(73,832)

Net Cash Flows from Financing Activities	28,920	80,150

Net Change in Cash and Cash Equivalents	(746)	(181,845)

Cash and Cash Equivalents - Beginning of Period	1,009	197,593

Cash and Cash Equivalents - End of Period	$263	$15,748

Supplemental Disclosures
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A-	Basis of Presentation

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

Note B-	Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $6,278,231 at February 28, 2009.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

-continued-

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C-	Recently Issued Accounting Standards

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

-continued-

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C-	Recently Issued Accounting Standards – continued

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

-continued-

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D-
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

For the quarter ended November 30, 2008, $2,800 was expensed utilizing the Black-Scholes option pricing model. The following weighted-average assumptions were used for the grants issued:

Divided Yield	0.00%
Expected Volatility	235.24%
Discounted Rate	3.91%
Option Life	10 Years

-continued-

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Activity – continued
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

Note E-	Restatement of Prior Quarter Financials
The financial statements included herein have been restated to correct an error in accounting for services rendered by a consultant during the the year ended August 31, 2008.  A contract was entered into by the Company and the consultant during the quarter ended November 30, 2006.  Services by the consultant were rendered but not accrued thereby causing accrued interest expense and the following restatements:

For August 31, 2008, accrued expenses increased by $30,448 from $153,520 to $183,968 resulting from an increase in accrued consulting expenses of $20,000 and accrued interest expense of $10,448.  Accumulated deficit increased by $30,448 from $5,758,126 to $5,788,574 as a result of these increased accruals.

For the three months ended February 28, 2008,  interest expense increased by $2,650, thereby increasing net loss for the quarter by $2,650 from $196,897 to $199,547.

For the three months ended February 29, 2009, interest expense increased by $2,926, thereby increasing net loss by $2,926 from $242,117 to $245,043.

For the six months ended February 28, 2008, consulting expense increased by $20,000 and interest expense increased by $5,007, thereby increasing net loss for the quarter by $25,007 from $424,109 to $449,116.

For the six months ended February 29, 2009, interest expense increased by $5,780, thereby increasing net loss by $5,780 from $483,877 to $489,657.  Accumulated deficit increased by $5,780 from $6,272,451 to $6,278,231.  Accrued expenses also increased by $5,780 from $178,666 to $184,446.
February 29, 2009 and February 28, 2008 were restated for the cumulative effect of the above items.

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

For the three months ended February 28, 2009 and February 29, 2008 the company had no sales. Net loss for the three months ended February 28, 2009 was $(245,043) compared to the net loss of $(199,547) for the three months ended February 29, 2008.

For the six months ended February 28, 2009 and February 29, 2008 the company had no sales.  Net loss for the six months ended February 28, 2009 was $(489,657) compared to the net loss of $(449,116) for the six months ended February 29, 2008.

Expenses have increased by $ 45,496 for the second three months of our current fiscal year from $ 199,547 for the three months ended February 29, 2008 to $ 245,043 for the three months ended February 28, 2009.  The increase can be attributed to , an increase in consulting fees of $36,000 from $147,500 to $183,500  and a decrease in general and administrative expenses of $7,825 from $ 30,963 to $23,138. An increase in interest expense of $ 17,321 from  $ 21,084 to $ 38,405 is due to the company having no revenues.

Expenses have increased by $ 40,541 for the six months of our current fiscal year from $ 449,116 for the six months ended February 29, 2008 to $ 489,116 for the six months ended February 28, 2009.  The increase can be attributed to an increase in consulting fees of $ 47,000 from $ 320,000 to $367,000 and a decrease in general and administrative expenses of $40,217 from $87,812 to $47,595. An increase in interest expense of $ 30,958 from $ 41,304 to $ 72,262 is due to the company having no revenues.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $ 6,278,231  at February 28, 2009.

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

Global Earth Energy, Inc.

Date: July , 2009	By:	/s/ Sydney A. Harland
Sydney A. Harland
Chief Executive Officer
/s/ Edmund J. Gorman
Edmund J. Gorman Chief Financial Officer