Form 10-K/A
GLOBAL EARTH ENERGY, INC.
filed 2009-07-31
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________

AMENDMENT NO. 1 TO FORM 10-K
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of August 31, 2008: $ 0 ..

Number of the issuer’s Common Stock outstanding as of December 1, 2008: 23,483,403
Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes☐ No☒

EXPLANATORY NOTE: This Amended Form 10-K/A is being filed with the Securities and Exchange Commission (the “Commission”) to include updated financial information which was the subject of the Form 8-K filed with the Commission on July 16, 2009.

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

It should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. We have incurred net losses of (263,996), (1,489,892) and (892,764) for the fiscal years ended August 31, 2006, August 31, 2007, and August 31, 2008, respectively. Our working capital deficit as of August 31, 2008 is (1,510,205). Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements. We may continue to incur losses as we spend additional capital to develop and market our products and services and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Any of these factors could cause our stock price to decline and result in your losing a portion or all of your investment.

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

The net loss for the year ended August 31, 2008 was $ 892,764 compared to a net loss of $ 1,489,892 for the year ended August 31, 2007. Expenses for the year ended August 31, 2008 decreased $ 658,878 over the year ended August 31, 2007. Decreases in total expenses can be directly attributable to compensation expense of stock options of $389,953, an decrease in bad debts of $50,000 and an decrease in general and administrative costs of $3 4 9,260. Interest expense for the year ended August 31, 2008 increased $ 48,335 over fiscal 2007 as a result of the increase in the outstanding balances owing to directors and a stockholder.

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

Dated: July , 2009

By /s/ Sydney A. Harland
Sydney A. Harland,
Chief Executive Officer

By /s/ Edmund J. Gorman
Edmund J. Gorman,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland Sydney A. Harland	President, Chief Executive Officer and Director	July , 2009

/s/ Edmund J. Gorman Edmund J. Gorman	Chief Financial Officer, Secretary and Director	July , 2009

/s/ Betty-Ann Harland Betty-Ann Harland	Chairman	July , 2009

/s/ Robert Glassen Robert Glassen	Director	July , 2009

/s/ Arthur N. Kelly Arthur N. Kelly	Director	July , 2009

/s/ Richard Proulx Richard Proulx	Director	July , 2009

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

FINANCIAL REPORTS
AT
August 31, 2008

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at August 31, 2008 and 2007 (Restated)	F-2

Consolidated Statements of Changes in Stockholders’ Deficit for the
Years Ended August 31, 2008 and 2007 (Restated)	F-3

Consolidated Statements of Operations for the Years Ended
August 31, 2008 and 2007 (Restated)	F-4

Consolidated Statements of Cash Flows for the Years Ended
August 31, 2008 and 2007 (Restated)	F-5

Notes to Consolidated Financial Statements	F-6-F-14

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  and Stockholders
Global Earth Energy, Inc.
(A Nevada Corporation)
Montreal, Quebec, Canada

We have audited the accompanying consolidated balance sheets of Global Earth Energy, Inc. as of August 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. Global Earth Energy’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Earth Energy, Inc. as of August 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note N to the financial statements, the 2008 financial statements have been restated for errors relating to unreported services rendered by a consultant.  As a result, the net loss for the years ended August 31, 2008 and 2007 has increased.

/s/ Rotenberg & Co., LLP
Rochester, New York
December 1, 2008 (July 31, 2009 as to the effects of the restatements discussed in Note N)

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED BALANCE SHEETS
	(Restated)	(Restated)
August 31,	2008	2007

ASSETS
Current Assets
Cash and Cash Equivalents	$1,009	$197,593

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$––	$21,861
Accrued Expenses	183,968	118,597
Accrued Compensation - Directors	976,811	511,833
Due to Directors	350,435	319,224

Total Liabilities	1,511,214	971,515

Stockholders' Deficit
Common Stock: $.001 Par; 800,000,000 Shares Authorized;
26,483,403 and 23,191,637, Issued and 23,483,403	23,483	20,191
and 20,191,637 Outstanding, respectively
Common Stock, Class B: $.001 Par; 50,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
66,000 and 100,000 Issued and
Outstanding, respectively	66	66
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Additional Paid-In Capital	4,256,820	4,103,631
Accumulated Deficit	(5,788,574)	(4,895,810)
Treasury Stock – 3,000,000 Shares at $.001 Par	(3,000)	(3,000)

Total Stockholders' Deficit	(1,510,205)	(773,922)

Total Liabilities and Stockholders' Deficit	$1,009	$197,593

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common	Preferred Stock		Additional		Treasury	Total
	Stock	($.001 Par)		Paid - In	Accumulated	Stock	Stockholders’
	($.001 Par)	Class A	Class B	Capital	Deficit	($.001 Par)	Deficit

Balance - August 31, 2006	$484	$100	$1,000	$2,738,300	$(3,405,918)	$—	$(666,034)

Common Stock Issued in Exchange for Preferred Stock	7,000	(34)	—	(6,966)	—	—	—

Common Stock Issued in Exchange for Services Rendered	2,300	—	—	(2,300)	—	—	—

Common Stock Issued for Cash	13,407	—	—	934,519	—	—	947,926

Acquisition of Common Stock into Treasury Stock	(3,000)	—	—	6,000	—	(3,000)	—

Capital Contribution – Interest Expense	—	—	—	44,125	—	—	44,125

Compensation Expense – Stock Options	—	—	—	389,953	—	—	389,953

Net Loss- (Restated)	—	—	—	—	(1,489,892)	—	(1,489,892)

Balance - August 31, 2007 (Restated)	$20,191	$66	$1,000	$4,103,631	$(4,895,810)	$(3,000)	$(773,922)

Common Stock Issued in Exchange for Services Rendered	21	—	—	2,479	—	—	2,500

Common Stock Issued for Cash	3,271	—	—	150,710	—	—	153,981

Net Loss - (Restated)	—	—	—	—	(892,764)	—	(892,764)

Balance - August 31, 2008 (Restated)	$23,483	$66	$1,000	$4,256,820	$(5,788,574)	$(3,000)	$(1,510,205)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF OPERATIONS
	(Restated)	(Restated)
For the Years Ended August 31,	2008	2007

Revenues, Net	$—	$61,750

Cost of Goods Sold	—	—

Gross Profit	––	61,750

Expenses
Bad Debt	––	50,000
Compensation Expense – Stock Options	––	389,953
Consulting Fees	602,000	440,000
General and Administrative	195,536	544,796
Interest Expense	95,228	46,893

Total Expenses	892,764	1,551,642

Loss from Operations Before
Provision for Taxes	(892,764)	(1,489,892)

Provision for Taxes	—	—

Net Loss	$(892,764)	$(1,489,892)

Weighted Average Number of
Common Shares Outstanding -
Basic	23,234,374	8,770,043
Diluted	26,234,374	9,090,454
Net Loss Per Common Share -
Basic and Diluted – Continuing Operations	$(0.04)	$(0.17)
Diluted	$(0.03)	$(0.16)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Restated)	(Restated)
Years Ended August 31,	2008	2007

Cash Flows from Operating Activities

Net Loss	$(892,764)	$(1,489,892)

Non-Cash Adjustments:
Bad Debt	—	50,000
Interest on Loans	95,228	46,893
Revenues to be Applied Against Accounts Payable	—	(61,750)
Common Stock Issued In Exchange for Services Rendered	2,500	—
Compensation Expense – Stock Options	––	389,953
Changes in Assets and Liabilities:
Accounts Payable	(21,861)	(73,643)
Accrued Expenses	54,923	97,329
Accrued Compensation - Directors	415,833	511,833

Net Cash Flows from Operating Activities	(346,141)	(529,277)

Cash Flows from Investing Activities
Loan Advance	—	(50,000)

Cash Flows from Financing Activities
Proceeds from Issuance of Regulation S Shares	153,981	947,927
Advances from (Repayment) to Directors - Net	(4,424)	(171,057)

Net Cash Flows from Financing Activities	149,557	776,870

Net Change in Cash and Cash Equivalents	(196,584)	197,593

Cash and Cash Equivalents - Beginning of Year	197,593	—

Cash and Cash Equivalents - End of Year	$1,009	$197,593

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

Scope of Business

The Company has changed its primary business objective from advisory services to the bio-diesel production industry. The Company will also pursue additional alternative energy markets (solar and wind markets) to compliment their primary objective. The Company also provides advisory and transactional services to help high potential emerging companies todevelop and implement strategies to obtain capital and achieve their financial objectives.

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

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $5,788,574 at August 31, 2008.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note D -	Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140” (“SFAS 155”).

SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.”  SFAS 155 is eff  ective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2008.  The adoption of SFAS 155 did not have a material effect on its consolidated financial instruments.

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

- continued -

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -	Recently Issued Accounting Standards – continued

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

- continued -

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D-	Recently Issued Accounting Standards – continued

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

- continued -

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E-	Equity Compensation Plans

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

On March 7, 2007, in connection with the cancelled Wataire license agreement, Mrs. Harland was re-issued 25,000 Class A Preferred Shares.

- continued -

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F-	Related Party Transactions – continued

Certain disbursements of the Company have been paid by two directors of the Company, therefore, a Due to Directors account has been established.  The balance at August 31, 2008 and 2007 was $350,435 and $319,224, respectively.  The amount due contains no formal repayment terms.  For each of the years ended August 31, 2008 and 2007, the Company has imputed interest at the 8.75%. Interest Expense  charged to operations with an offsetting credit to additional paid in capital was $-0- and $44,125, for the years ended August 31, 2008 and 2007 respectively.

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

Note G-	Other Matters

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

Note H-	Stock Transactions
During the period ended February 28, 2007, the Company acquired 3,000,000 Common Shares and placed them into treasury at a par value of $.001.

On April 13, 2006, the holder of the majority of the voting power of our outstanding capital stock voted to approve the following:

1. A grant of discretionary authority to our board of directors to implement a reverse split of the issued and outstanding shares of our common stock on the basis of one post-consolidation share for each 1,000 pre-consolidation shares to occur immediately. All share and per share amounts used in the Company’s financial statements and notes have been retroactively restated to reflect the one-for-onethousand reverse stock split.

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

- continued -

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M -	Investment Agreements

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

Note N -	Restatement of Prior Year Financials
The financial statements included herin have been restated to correct an error in accounting for services rendered by a consultant during the year ended August 31, 2008 and 2007.  A contract was entered into by the Company and the consultant during the quarter ended November 30, 2006.  Services by the consultant were rendered but not accrued thereby causing accrued interest expense and the following restatements:

For the year ended August 31, 2007, consulting expenses increased by $80,000 and interest expense increased by $2,768, thereby increasing net loss by $82,768 from $1,407,124 to $1,489,892.  Accumulated deficit and accrued expenses also increased by $82,768 from $4,813,042 to $4,895,810 and from $35,829 to $118,597, respectively.

For the year ended August 31, 2008, consulting expenses increased by $20,000 and interest expense increased by $10,448, thereby increasing net loss by $30,448 from $862,316 to $892,764.  Accumulated deficit increased by $30,448 from $5,758,126 to $5,788,574.  Accrued expneses also increased by $30,448 from $153,520 to $183,968.