Form 10-K
period 2009-08-31
GLOBAL EARTH ENERGY, INC.
filed 2009-12-08
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________

FORM 10-K
___________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended August 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No. 000-31343

GLOBAL EARTH ENERGY, INC.
(Exact name of issuer as specified in its charter)

Nevada	36-4567500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

534 Delaware Avenue, Suite 412 Buffalo, New York	14202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code : (910) 616-0077

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.10 per share.
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

State issuer’s revenues for its most recent fiscal year: $20,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of August 31, 2009: $ 0.

Number of the issuer’s Common Stock outstanding as of December 4, 2009: 6,242,334
Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I

Item 1.  Description of Business.

Company Overview

Global Earth Energy’s (“Global” ) mandate is to build and operate green alternative energy technologies to aid the world’s energy crisis and help relieve the green house effect. To achieve this objective Global intends to operate a one million gallon per year biodiesel pilot plant. In addition to the production of biodiesel, Global is vigorously pursuing a strategy of expanding into the parallel solar and wind turbine energy markets. Global is confident that this strategy will achieve market diversification, expand its customer base and increase product margins. Our plan is to develop sustainable alternative energy sources that are situated close to the energy end users and tailored to their needs.

Biodiesel is an alternative fuel (i.e., not derived from petroleum) that has important environmental and economic advantages over petroleum-based diesel (“petro diesel” ). It is derived from renewable agricultural-based resources, including vegetable oils, recycled grease and animal fats, and has significant environmental benefits. According to the Methanol Institute and International Fuel Quality Center, biodiesel is non-toxic and bio-degradable with no emissions of sulfur and significantly lower emissions of particulate matter, carbon monoxide, and hydrocarbons than petro diesel when burned. According to U.S. Department of Energy studies, the use of 100% biodiesel (B100) results in a 78.5% reduction in carbon dioxide emissions when compared to petro diesel. Biodiesel is a registered fuel with the Environmental Protection Agency (“EPA” ) and is recognized by the Department of Transportation. The demand for biodiesel has soared as consumers and public policy makers recognize its positive impact on air quality, as well as its economic and national security benefits.

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

The study finds that if 498 of the 650 million gallons of estimated biodiesel demand in 2015 is produced from soybean oil, farmer-level soybean prices will increase nearly 10 percent. Using the U.S. Department of Agriculture’s 2006 Long-Term Baseline forecast for soybean prices as a starting point, soybean farmers can expect increased biodiesel demand to increase average soybean prices $0. 5 8 per bushel by 2015.

Biodiesel can be blended with conventional petro diesel or it can be used as a pure biofuel (B100) in diesel engines, without modification. In fact, the diesel engine was originally developed in 1892 by Rudolph Diesel specifically to be run on vegetable oils (his prototypes used peanut oil), and to be more efficient than gasoline engines. Diesel is more efficient than gasoline by approximately 40% (the average diesel automobile achieves 30-40 miles per gallon, or 13-17 kilometers per liter). In the United States, the most common blends are between 2% to 20% biodiesel (B2 to B20), though in other parts of the world (particularly Europe ) higher-level blends, including B100, are frequently used.

As biodiesel is a substitute or additive fuel to petro diesel, its market is closely tied to that of diesel. Nationwide, diesel consumption was estimated by the Energy Information Administration (EIA) at 67 billion gallons in 2006. According to the United States Department of Agriculture, biodiesel constituted 75 million gallons (or approximately 0.2%) of this amount in 2005. Usage has increased significantly over the past several years, and biodiesel industry experts expect demand and production to continue to grow rapidly in the United States. The National Biodiesel Board (NBB) has estimated that 250 million gallons of biodiesel were produced in 2006. These expectations are reinforced by the success of the industry in Europe where biodiesel has been used since the early 1990s and has already entered mainstream usage. According to the Commission of the European Communities, the EU consumed approximately 874 million gallons of biodiesel in 2005 (a 1.6% share of the EU diesel market), 1.6 billion gallons in 2006 (2.6% of the market), and according to the USDA is projected to consume 2.0 billion gallons (3.0% of the market) in 2007.

Biodiesel’s potential to reduce US dependence on foreign sources of petroleum and promote agricultural development has prompted the introduction of favorable legislation to encourage its use and production, and to spur investment in the industry. The US government, and many state and local governments, have enacted renewable fuel standards that require the use of biodiesel and other alternative fuels. For example, Washington and Minnesota currently mandate 2% biodiesel blends in all diesel sold in the states. Oregon’s renewable fuel standard requires all diesel fuel sold in the state must be blended with 2% biodiesel. This requirement will go into effect within three months after retailers are notified by the ODA that biodiesel production from sources in the Pacific Northwest (consisting of Oregon, Washington, Idaho, and Montana ) has reached a level of at least five million gallons on an annualized basis for at least three months. The biodiesel blending requirement increases to 5% when the annual production level reaches at least 15 million gallons on an annualized basis for at least three months. For the purpose of this mandate, biodiesel is defined as a motor vehicle fuel derive d from vegetable oil, animal fat, or other non-petroleum resources, that is designated as B100 and complies with American Society for Testing and Materials (ASTM) specification D 6751. Approximately 31 states provide either user or producer incentives for biodiesel (typically in the form of tax incentives) and, according to the Methanol Institute and the International Fuel Quality Center, the number of states considering further affirmative legislation for biodiesel is increasing.

In addition, the federal government is introducing regulatory provisions to increase the usage of biodiesel. In 2005, the government passed the US Renewable Fuel Standard, mandating that governmental groups (federal, state, and local governments and agencies) use 7.5 billion gallons of biofuels by 2012. The EPA Act amended and expanded the scope of the Energy Conservation Reauthorization Act of 1998 to include biodiesel as a way to meet the alternative fuel use requirements.

If a B2 mandate were adopted nationwide, it is estimated   that the demand for biodiesel would be approximately 1.4 billion gallons per year; a B5 mandate would increase demand to over 3 billion gallons. The National Biodiesel Board, or NBB, has estimated that 250 million gallons of biodiesel were produced in 2006. Indeed, the EU is targeting an increase in their usage to 7.5% by 2010. If biodiesel occupied the same 3.0% share as it is now in the EU, market demand for biodiesel in the US would be approximately 2.0 billion gallons. Meanwhile, ethanol consumption as a percentage of the US gasoline market was 3.5% in 2006, and with growth of 25% a year, it is expected to be approximately 4.4% in 2007, according to The Economist, April 7, 2007. If biodiesel reached the same level of 4.4% of the diesel market, market de m and for biodiesel in the US would be approximately 3.0 billion gallons.

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

Global will seek out, investigate, and, if warranted, acquire an interest in business opportunities presented to us by companies that seek strategic assistance and the advantages of a corporation that is a registered publicly traded company with access to the public capital markets.

As part of our investigation of potential business opportunities our management will meet, interview and scrutinize the management and key personnel, visit and inspect facilities; verify and analyze information obtained, seek the advice of industry experts and use our financial resources and management expertise to perform rigorous due diligence to critically evaluate the strengths and weaknesses of the candidate business with the goal of eliminating candidates that do not have the likelihood of success we seek. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs of the parties, and what it will take to make the venture a success.

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

Our previous business, conducted through our wholly owned subsidiary, Freshwater Technologies, Inc., now known as Knightsbridge Corp., had been that of international marketing and distribution of water purification systems using ultraviolet, ozone and water activator technology. The markets we primarily targeted were located in the United States, Canada, Mexico, Costa Rica, Peru, and Panama.

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

On January 21, 2005, we formed a wholly owned subsidiary, Freshwater Technologies, Inc., and transferred our water activation and purification-related assets and business to it. On January 11, 2006, we executed and closed an Asset Sale Agreement with Max Weissengruber, our then president and chief operations officer and a director, and D. Brian Robertson, our then chief financial officer, with respect to the purchase of certain assets of Freshwater Technologies. Although the agreement was executed and closed on January 11, 2006, it was effective as of October 1, 2005. Included in the assets was the name “Freshwater Technologies.” The purchase price for the assets was $60,210.33 paid in the form of the forgiveness of debt for salary owed by International Development Corp. and Freshwater Technologies, Inc. for $32,482.51 to Mr. Weissengruber, and $27,727.82 to Mr. Robertson.

As additional consideration, Messrs. Weissengruber and Robertson agreed to the termination of their employment agreements with International Development Corp and a general release of all claims they may have had against either International Development Corp. or Freshwater Technologies, Inc. Moreover, certain other liabilities of Freshwater Technologies, Inc. were either assumed or forgiven by Messrs. Weissengruber and Robertson and Bob Glassen for $10,918.54. The net effect of the transaction was that International Development and Freshwater were relieved of liabilities, which exceeded assets in the amount of $134,532.17, and that Freshwater Technologies, Inc. is now debt free. We changed the name of Freshwater Technologies, Inc. to Atlantic Seaboard Company, Inc. on May 31, 2006

Change in Control

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

Changing the Scope of Our Business

Global Earth Energy’s (“Global” ) mandate is to build and operate green alternative energy technologies to aid the world’s energy crisis and help relieve the green house effect. To achieve this objective Global intends to operate a one million gallon per year biodiesel pilot plant. In addition to the production of biodiesel, Global is vigorously pursuing a strategy of expanding into the parallel solar and wind turbine energy markets. Global is confident that this strategy will achieve market diversification, expand its customer base and increase product margins.  Our plan is to develop sustainable alternative energy sources that are situated close to the energy end users and tailored to their needs.

Biodiesel is an alternative fuel (i.e., not derived from petroleum) that has important environmental and economic advantages over petroleum-based diesel (“petro diesel” ). It is derived from renewable agricultural-based resources, including vegetable oils, recycled grease and animal fats, and has significant environmental benefits. According to the Methanol Institute and International Fuel Quality Center, biodiesel is non-toxic and biodegradable with no emissions of sulfur and significantly lower emissions of particulate matter, carbon monoxide, and hydrocarbons than petro diesel when burned. According to U.S. Department of Energy studies, the use of 100% biodiesel (B100) results in a 78.5% reduction in carbon dioxide emissions when compared to petro diesel. Biodiesel is a registered fuel with the Environmental Protection Agency (“EPA” ) and is recognized by the Department of Transportation. The demand for biodiesel has soared as consumers and public policy makers recognize its positive impact on air quality, as well as its economic and national security benefits.

The National Biodiesel Board released an economic study on November 14, 2006 that shows how biodiesel plants are good   for the U.S. economy as they sprout up across the nation. According to the economic analysis by John M. Urbanchuk of LECG and funded through the United Soybean Board, the aggregate economic benefits of biodiesel include:

●	America’s biodiesel industry will add $24 billion to the U.S. economy between 2005 and 2015, assuming biodiesel growth reaches 650 million gallons of annual production by 2015.

●	Biodiesel production will create a projected 39,102 ne w jobs in all sectors of the economy.

●	Additional tax revenues from biodiesel production will more than pay for the federal tax incentives provided to the industry. It will keep $13.6 billion in America that would otherwise be spent on foreign oil. This total impact of biodiesel on the economy includes the temporary impacts of construction, the permanent impacts of annual production and the direct value of biodiesel and co-products (glycerin).

●	The study finds that if 498 of the 650 million gallons of estimated biodiesel demand in 2015 is produced from soybean oil, farmer-level soybean prices will increase nearly 10 percent. Using the U.S. Department of Agriculture’s 2006 Long-Term Baseline forecast for soybean prices as a starting point, soybean farmers ca n expect increased biodiesel demand to increase average soybean prices $0.58 per bushel by 2015.

Biodiesel can be blended with conventional petro diesel or it can be used as a pure biofuel (B100) in diesel engines, without modification. In fact, the diesel engine was originally developed in 1892 by Rudolph Diesel specifically to be run on vegetable oils (his prototypes used peanut oil), and to be more efficient than gasoline engines. Diesel is more efficient than gasoline by approximately 40% (the average diesel automobile achieves 30-40 miles per gallon, or 13-17 kilometers per liter). In the United States, the most common blends are between 2% to 20% biodiesel (B2 to B20), though in other parts of the world (particularly Europe) higher-level blends, including B100, are frequently used.

As biodiesel is a substitute or additive fuel to petro diesel, its market is closely tied to that of diesel. Nationwide, diesel consumption was estimated by the Energy Information Administration (EIA) at 67 billion gallons in 2006. According to the United States Department of Agriculture, biodiesel constituted 75 million gallons (or approximately 0.2%) of this amount in 2005. Usage has increased significantly over the past several years, and biodiesel industry experts expect demand and production to continue to grow rapidly in the United States . The National Biodiesel Board (NBB) has estimated that 250 million gallons of biodiesel were produced in 2006.  These expectations are reinforced by the success of the industry in Europe w h ere biodiesel has been used since the early 1990s and has already entered mainstream usage. According to the Commission of the European Communities, the EU consumed approximately 874 million gallons of biodiesel in 2005 (a 1.6% share of the EU diesel mark e t), 1.6 billion gallons in 2006 (2.6% of the market), and according to the USDA is projected to consume 2.0 billion gallons (3.0% of the market) in 2007.

Biodiesel’s potential to reduce US dependence on foreign sources of petroleum and promote agricultural development has prompted the introduction of favorable legislation to encourage its use and production, and to spur investment in the industry. The US government, and many state and local governments, have enacted renewable fuel standards that require the use of biodiesel and other alternative fuels. For example, Washington and Minnesota currently mandate 2% biodiesel blends in all diesel sold in the states. Oregon’s renewable fuel standard requires all diesel fuel sold in the state must be blended with 2 % biodiesel. This requirement will go into effect within three months after retailers are notified by the ODA that biodiesel production from sources in the Pacific Northwest (consisting of Oregon, Washington, Idaho, and Montana) has reached a level of at l e ast five million gallons on an annualized basis for at least three months. The biodiesel blending requirement increases to 5% when the annual production level reaches at least 15 million gallons on an annualized basis for at least three months. For the pu r pose of this mandate, biodiesel is defined as a motor vehicle fuel derived from vegetable oil, animal fat, or other non-petroleum resources, that is designated as B100 and complies with American Society for Testing and Materials (ASTM) specification D 675 1. Approximately 31 states provide either user or producer incentives for biodiesel (typically in the form of tax incentives) and, according to the Methanol Institute and the International Fuel Quality Center, the number of states considering further affi r mative legislation for biodiesel is increasing.

In addition, the federal government is introducing regulatory provisions to increase the usage of biodiesel. In 2005, the government passed the US Renewable Fuel Standard, mandating that governmental groups (federal, state and local governments and agencies) use 7.5 billion gallons of biofuels by 2012. The EPA Act amended and expanded the scope of the Energy Conservation Reauthorization Act of 1998 to include biodiesel as a way to meet the alternative fuel use requirements.

If a B2 mandate were adopted nationwide, it is estimated that the demand for biodiesel would be approximately 1.4 billion gallons per year; a B5 mandate would increase demand to over 3 billion gallons. The National Biodiesel Board, or NBB, has estimated that 250 million gallons of biodiesel were produced in 2006. Indeed, the EU is targeting an increase in their usage to 7.5% by 2010. If biodiesel occupied the same 3.0% share as it is now in the EU, market demand for biodiesel in the US would be approximately 2.0 billion gallons. Meanwhile, ethanol consumption as a percentage of the US gasoline market was 3.5% in 2006, and with growth of 25% a year, it is expected to be approximately 4.4% in 2007, according to The Economist, April 7, 2007. I f biodiesel reached the same level of 4.4% of the diesel market, market demand for biodiesel in the US would be approximately 3.0 billion gallons.

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

On July 27, 2006 Global Wataire, Inc. and its wholly-owned subsidiary, Atlantic Seaboard, Inc. entered into an agreement with DigiTar Inc., whereby Global would purchase substantial all of the business assets of DigiTar, Inc. The terms of certain key documents necessary to complete the purchase of DigiTar’s assets could not be agreed to by the parties and the parties could not resolve their differences as to the terms of the planned acquisition of DigiTar’s business. Consequently, on June 28, 2007, Global Wataire, Inc., and its wholly-owned subsidiary, Atlantic Seaboard, Inc., rescinded the proposed transaction and cancelled the planned acquisition of DigiTar Inc.’s business. Global Wataire, Inc., and its wholly-owned subsidiary, Atlantic Seaboard, Inc will seek to recover the monies advanced during the negotiations to DigiTar for working capital in the amount of $50,000.  The Company believes their attempt to recover this loan will be futile and has therefore written off the $50,000 as a bad debt as of August 31, 2007. We changed our wholly-owned subsidiary to Knightsbridge Corp. on April 29 2008.

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

It should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. We have incurred net losses of  (1,489,892), (892,764) and (1,012,900) for the fiscal years ended August 31, 2007, August 31, 2008, and August 31, 2009, respectively. Our working capital deficit as of August 31, 2009 is (2,285,687). Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements. We may continue to incur losses as we spend additional capital to develop and market our products and services and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Any of these factors could cause our stock price to decline and result in your losing a portion or all of your investment.

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

Item 1A.  Risk Factors

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In fact, during the period from June 1, 2009 until August 31, 2009, the high and low sale prices of a share of our common stock were $0.24 and $0.002, respectively. The volatility in our share price is attributable to a number of factors. First, as noted above, the shares of our common stock are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

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

Our board may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. For the past three years and for the twelve month period ended August 31, 2009, we issued no common stock for debt. For the past four years ended August 31, 2009, we issued a total of 30,872 shares in payment for services. It is likely that we will issue additional securities to pay for services and reduce debt in the future. It is possible that we will issue additional shares of common stock under circumstances we may deem appropriate at the time.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as the current bid and ask price of our common stock is less than $5.00 per share, our shares are classified as “penny stock” under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

●	That a broker or dealer approve a person’s account for transactions in penny stocks; and

●	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and

●	Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	Sets forth the basis on which the broker or dealer made the suitability determination; and

●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

●	The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

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

Item 1B.  Unresolved Staff Comments

None

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registant’s Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low
Fiscal 2007 Quarter Ended:
November 30, 2006	$0.51	$0.14
February 28, 2007	$0.71	$0.16
May 31, 2007	$0.40	$0.14
August 31, 2007	$0.13	$0.11

Fiscal 2008 Quarter Ended:
November 30, 2007	$0.13	$0.08
February 29, 2008	$0.10	$0.07
May 31, 2008	$0.295	$0.025
August 31, 2008	$0.30	$0.13

Fiscal 2009 Quarter Ended:
November 30, 2008	$0.24	$0.07
February 29, 2009	$0.22	$0.05
May 31, 2009	$0.05	$0.003
August 31, 2009	$0.18	$0.002

We currently have 6,242,334 shares of our common stock outstanding. Our shares of common stock are held by approximately 1,671 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. There is no trading market for the shares of our preferred stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,040,000	$.13/$.07	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	-0-	-0-	-0-

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

There were no purchases of our equity securities by the Company or any affiliated purchasers during any month within the fourth quarter of the fiscal year covered by this Annual Report.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

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

You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

●	Whether or not markets for our products and services develop and, if they do develop, the pace at which they develop;

●	Our ability to attract and retain the qualified personnel to implement our growth strategies;

●	Our ability to fund our short-term and long-term financing needs;

●	Competitive factors;

●	General economic conditions;

●	Changes in our business plan and corporate strategies; and

●	Other risks and uncertainties discussed in greater detail in the sections of this report, including those captioned “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operations.” Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-KSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

●	Additionally, the following discussion regarding our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained in Item 1 of Part I of this Form 10-K, as well as the consolidated financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended August 31, 2007.

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

Overview

Plan of Operations. Our proposed plan of operations for the next 12 months is to further develop our plans to make acquisitions, achieve profitability and improve the availability of working capital. We have identified the following steps in order to accomplish the plan:

●	First , we must control and in some cases reduce general and administrative expenses while growing our business.

●	Second , we must find additional sources of working capital, through both debt and equity transactions, to fund our day to day operations as well as acquisitions.

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

Comparison of consolidated results of operations for the years ended August 31, 2008 and August 31, 2007

Revenue for the year ending August 31, 2009 was $20,000. Revenues for the year ended August 31, 2008 was $-0-. These revenues were professional services generated from our subsidiary, Knightbridge Corp for assisting an unrelated party in becoming a public company.  Cost of goods sold was $-0- for each of the years ending August 31, 2009 and 2008, respectively. Gross profit was $20,000 and $-0- for fiscal 2009 and 2008, respectively.

The net loss for the year ended August 31, 2009 was $1,012,900 compared to a net loss of $892,764 for the year ended August 31, 2008. Expenses for the year ended August 31, 2009 increased $140,136 over the year ended August 31, 2008. Increases in total expenses can be directly attributable to consulting expense of $151,567, an decrease in general and administrative costs of $77,037 and an increase in interest expense of $62,556. Interest expense increased over fiscal 2008 as a result of the increase in the outstanding balances owing to directors and a stockholder.

Liquidity and Capital Resources

Comparison for the fiscal years ended August 31, 2009 and August 31, 2008

Our operations used approximately $6,638 in cash during the year ended August 31, 2009. Cash required during the year ended August 31, 2009 came principally from the proceeds from directors and stockholder advances in the amount of $19,526.

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

Stock-Based Compensation

In December 2002, the FASB issued FASB ASC 718 (prior authoritative literature:  FASB Statement  No. 148 – “Accounting  for Stock-Based Compensation - Transition and Disclosure.”)  FASB ASC 718  also replaces  SFAS No. 123 – “Accounting for Stock-Based Compensation,” which was amended by FASB 148 providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FASB ASC 718 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

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

Item 8.  Financial Statements.

The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-14.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

As of December 31, 2008, management conducted an evaluation, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of December 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls
During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed, under the supervision of our chief executive and chief financial officers, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail,accurately and fairly reflect the the transactions and dispositions of our asstes;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We carried out an evaluation under the supervision, and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of August 31, 2009. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on their evaluation our management concluded that internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information.

The Company has entered into the following material agreements, which are described in Item 11: Executive Compensation, under the caption “Employment Agreements:”

●	Employment Agreement between the Company and Betty-Ann Harland dated October 1, 2004

●	Employment Agreement between the Company and Sydney Harland dated August 23, 2007

●	Employment Agreement between the Company and Edmund Gorman dated August 23, 2007

The Company has entered into the following material agreement, which is described in Item 1: Description of Business, under the caption “Transaction with Dutchess Private Equities Fund, Ltd:”

●	Investment Agreement between the Company and Dutchess Private Equities Fund, Ltd.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Executive Officers and Directors

The following table furnishes the information concerning our directors and officers.

Name	Age	Position	Director Since
Betty-Ann Harland	58	Chairman	2004
Sydney A. Harland	59	President, Chief Executive Officer and Director	2006
Edmund Gorman	63	Chief Financial Officer, Secretary and Director	2006
Robert Glassen	62	Director	2006
Arthur N. Kelly	47	Director	2004
Richard Proulx	56	Director	2005
Mark Hollingworth	50	Vice President	N/A

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

Betty-Ann Harland, Chairman of the Board and Founder, has  over 30 years of experience in a variety of senior management positions. Prior to joining our board, she was vice- president of Ameri-can Equipment Sales and Leasing. From 1988 to 1995, she worked in finance, insurance and sales consulting. Currently she is the COO of Ameri-can Equipment & Leasing Inc. and the controlling shareholder of Global Earth Energy.

Sydney A. Harland, President and member of the Board of Directors has over 25 years of business experience, primarily in management of new innovative product solutions, in the railway, telecommunications, electrical utilities and mining industries. Mr. Harland is a n entrepreneur who ran his own company, Ameri-can Equipment Sales & Leasing Inc. for 20 years - until 2005. Between 1995 and 2000, Mr. Harland also worked on a consulting basis for Ontario Power Generation's technology lab where he was mandated to develop marketing and commercialization plans for OPG's specialized technology and customer service offerings. In 1998 he co-founded ARS Networks and served as chairman, president and chief executive officer on a consulting basis. ARS was a fully reporting publicly traded company that was engaged in the design and development of advanced railway communications and data management systems. He holds two patents and has been elected a member of the Canadian Institute of Marketing and the American Railway Engineering and Maintenance-of-Way Association.

Edward J. Gorman, Chief Financial Officer and Director of the Board has over 30 years of progressive experience in corporate finance, organizational development and strategic planning. In 1973 he joined Deloite Touche and in 1978 moved to Morrison Knudsen Corporation in Boise, Idaho, where he worked for almost 20 years in various executive positions, starting with the company as international legal and tax counsel he rose to become Chief Financial Officer And Treasurer. In 1995, Mr. Gorman joined American Ecology Corporation of Houston, Texas, a NASDAQ company specializing in nuclear, medical waste and hazardous waste disposal, serving first as a Chief Financial Officer and then President and Chief Operating Officer. In 1997, Mr. Gorman founded E.J. Gorman & Associates, a financial and legal consulting firm specializing in project financing, company start-ups and organizational development. He holds degrees of Bachelor of Science and Doctor of Jurisprudence from the University of Oregon and a Post Doctorate (L.L.M.) in Law from New York University .

Robert Glassen, member of the Board of Directors served as a member of the Florida House of Representatives Staff, House Natural Resources Committee, Tallahassee, Florida. In 1978 he joined Dames & Moore, Boca Raton, Florida, as a Senior Geologist. In 1985, he joined O.H. Materials Corporation (OHM) as a Regional Manager. In 1990 he joined Steffen, Robertson and Kirsten US, Inc. (a company specializing in environmental and engineering consulting for the mining industry) as executive vice-president and chief operating officer. In 1993 he was recruited by Ogden Environmental where he was a vice president and general manager of their Oak Ridge, Tennessee office. In 1997, he joined SCIENTECH, Inc. where he served as a general manager of Grant Environmental, general manager of the Utility Security Services Division, and vice president, sales and marketing on assignment with Ontario Power Generation's Kinectrics subsidiary. From 2002 to present, he was president of Timberline Ridge Consulting, where he was a consultant to Enertech (a division of Curtiss Wright) identifying opportunities and executing nationwide sales of engineering and technical service to U.S. nuclear power plants. He holds degrees of Bachelor of Arts from Villanova University of Pennsylvania, a Masters degree from the University of Virginia and has completed post graduate studies in geology at Florida State University ..

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

Richard Proulx, member of the Board of Directors has a background in marketing and sales and presently is director of sales of Cash Acme, Canada, a division of Reliance Manufacturing, a world-wide Australian based specialty water valve manufacturer supplying its products to the commercial and residential building industry. Prior to joining Cash Acme, Canada , Mr. Proulx was North American sales manager for Reliance Manufacturing's product launch and North American distribution network. From 1998 to 2002, he was general sales manager of IIG Specialties responsible for introducing new industrial products to the North American market and managing U.S and Canadian sales operations for existing product lines. From 1985 to 1997, Mr. Proulx was president and founder o f Terval Sales and Services, a plumbing and heating manufacturer's sales agency in Toronto. He received his C.E.T. in mechanical building sciences from St. Laurent College in 1974 and his diplomas in business administration from Vanier College in 1976.

Mark Hollingworth, VP of Strategic Affairs is the founder of 5i Strategic Affairs, a management consulting firm specializing in leading and facilitating the strategic planning and implementation process for blue chip and promising start up companies. Recent clients have included the Government of Canada, Hydro-Quebec, Ivaco Inc, Kruger Inc, McGill University, Option Consommateurs, Setym International, and many other smaller companies and start-ups. Mr. Hollingsworth also lectures at McGill University where he teaches Strategic Management/Leadership, Technological Entrepreneurship and Technology Impact Assessment in several different faculties. He is the author of the book “ Growing People, Growing Companies” and has also had articles published in the Globe & Mail and the Ivey Business Journal. Mr. Hollingsworth is responsible for market research and development.

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

Specifically, the audit committee:

●	Review and reassess the adequacy of its charter at least annually. Submit the charter to the board of directors for approval and have the document published at least every three years in accordance with the Securities and Exchange Commission regulations.

●
Review our annual audited financial statements prior to filing or distribution. Review should include discussion with management and independent auditors of significant issues regarding accounting principles, practices and judgments.

●
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

●
The independent auditors are ultimately accountable to the audit committee and the board of directors. The audit committee shall review the independence and performance of the auditors and annually recommend to the board of directors the appointment of the independent auditors or approve any discharge of auditors when circumstances warrant.

●	Approve the fees and other significant compensation to be paid to the independent auditors.

●	On an annual basis, the audit committee should review and discuss with the independent auditors all significant relationships they have with the Company that could impair the auditors’ independence.

●	Review the independent auditors’ audit plan, and discuss scope, staffing, locations, reliance upon management and internal audit and general audit approach.

●	Prior to releasing the year-end earnings, discuss the results of the audit with the independent auditors. Discuss certain matters required to be communicated to audit committees in accordance with the American Institute of Certified Public Accountants Statement of Auditing Standards No. 61.

●	Consider the independent auditors’ judgment about the quality and appropriateness of our accounting principles as applied in its financial reporting.

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

Our board of directors has determined that Mr. Kelly is a financial expert. In addition, Mr. Kelly is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. In order to be considered to be independent, a member of an audit committee of a listed issuer that is not an investment company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee:

●	Accept directly or indirectly any consulting, advisory, or other compensatory fee from the issuer or any subsidiary thereof, provided that, unless the rules of the national securities exchange or national securities association provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the listed issuer (provided that such compensation is not contingent in any way on continued service); or

●	Be an affiliated person of the issuer or any subsidiary thereof.

As defined by the Exchange Act, an audit committee financial expert means a person who has the following attributes:

●	An understanding of generally accepted accounting principles and financial statements;

●	The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

●
Experience in preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities;

●	An understanding of internal controls and procedures for financial reporting; and

●	An understanding of audit committee functions.

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by the Company;

●	Compliance with applicable governmental laws, rules and regulations;

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the code.

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 534 Delaware Avenue, Suite 412, Buffalo, New York 14202, telephone (910) 616-0077 .

Item 11.  Executive Compensation.

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Global Earth Energy and our subsidiaries for the fiscal years ended August 31, 2009, 2008 and 2007.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principle Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s) (US$)	Securities Underlying Options/SARs (#)	LTIP Payouts (US$)
Sydney Harland	2009	0	0	$247,000	0	0	0
Chief Executive Officer	2008	0	0	$247,000	0	0	0
and Director	2007	0	0	$334,333	0	500,000	0

Betty Harland Chairman (1)	2009	0	0	$232,000	0	0	0
and Director	2008	0	0	$232,000	0	0	0
	2007	0	0	$237,000	0	0	0

Edmund Gorman	2009	N/A	N/A	$157,500	N/A	0	N/A
Chief Financial Officer	2008	N/A	N/A	$157,500	N/A	0	N/A
	2007	N/A	N/A	$63,000	N/A	500,000	N/A

Mark Hollingworth	2009	0	0	0	0	0	0
Vice President	2008	0	0	0	0	0	0
	2007	0	0	0	0	0	0

(1)	Ms. Harland’s employment contract commenced on October 1, 2004.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock by:

●	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

●	Each person who owns beneficially outstanding shares of our preferred stock;

●	Each director;

●	Each named executive officer; and

●	All directors and officers as a group.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
	Number	Percent	Number	Percent
Betty-Ann Harland (3) (5) (6)	50,000	25	1,000,000	100
Betty-Ann Harland (4) (5) (6)	-0-	-0-	66,000	66
Sydney A. Harland (5)	-0-	-0-	-0-	-0-
Edmund Gorman	-0-	-0-	-0-	-0-
Robert Glassen	-0-	-0-	-0-	-0-
Arthur N. Kelly	-0-	-0-	-0-	-0-
Richard Proulx	-0-	-0-	-0-	-0-
Mark Hollingworth	-0-	-0-	-0-	-0-
All officers and directors as a group (seven persons)	50,000	25	1,066,000

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

Other as stated above:

●	There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company; and

●	There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

Item 13.  Certain Relationships and Related Transactions.

None

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2008 were $30,500.

The aggregate fees billed by EFP Rotenberg LLP, successor to Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2009 were $31,500.

Audit Related Fees

The aggregate audit-related fees billed by Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2008 were $8,062 for review of the SEC comment letter response.

The aggregate audit-related fees billed by EFP Rotenberg LLP, successor to Rotenberg & Company, LLP  for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2009 were $5,089 for proceedures associated with restatements of 10-K/A for August 31, 2008 and 10-QSB/A for November 30, 2008 and February 28, 2009.

Tax Fees

The aggregate tax fees billed by Rotenberg & Company, LLP for professional services rendered for tax services for fiscal year ended August 31, 2008 were $5,410.77.

The aggregate tax fees billed by EFP Rotenberg LLP, successor to Rotenberg & Companay, LLP  for professional services rendered for tax services for fiscal year ended August 31, 2009 were $2,500.

All Other Fees

There were no other fees billed by Rotenberg & Company, LLP for professional services rendered during the fiscal years ended August 31, 2009 and 2008, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

Part IV

Item 15.  Exhibits.

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

(2) Incorporated by reference from Form 10KSB filed on January 30, 2006 (File No. 000-31343

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 4, 2009

By /s/ Sydney A. Harland
Sydney A. Harland,
Chief Executive Officer

By /s/ Edmund J. Gorman
Edmund J. Gorman,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sydney A. Harland Sydney A. Harland	President, Chief Executive Officer and Director	December 4, 2009

/s/ Edmund J. Gorman Edmund J. Gorman	Chief Financial Officer, Secretary and Director	December 4, 2009

/s/ Betty-Ann Harland Betty-Ann Harland	Chairman	December 4, 2009

/s/ Robert Glassen Robert Glassen	Director	December 4, 2009

/s/ Arthur N. Kelly Arthur N. Kelly	Director	December 4, 2009

/s/ Richard Proulx Richard Proulx	Director	December 4, 2009

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

FINANCIAL REPORTS
AT
August 31, 2009

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

TABLE OF CONTENTS

Consolidated Balance Sheets at August 31, 2009 and 2008	F-1

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended August 31, 2009 and 2008	F-2

Consolidated Statements of Operations for the Years Ended August 31, 2009 and 2008	F-3

Consolidated Statements of Cash Flows for the Years Ended August 31, 2009 and 2008	F-4

Notes to Consolidated Financial Statements	F-5 - F-13

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED BALANCE SHEETS

August 31,	2009	2008

ASSETS
Current Assets
Cash and Cash Equivalents	$13,897	$1,009

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	$316,312	183,968
Accrued Compensation - Directors	1,613,311	976,811
Due to Directors	369,961	350,435

Total Liabilities	2,299,584	1,511,214

Stockholders' Deficit
Common Stock: $.10 Par; 800,000,000 Shares Authorized;
6,272,334 and 264,834, Issued and 6,242,334	624,233	23,483
and 234,834 Outstanding, respectively
Common Stock, Class B: $.001 Par; 50,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
96,000 and 66,000 Issued and
Outstanding, respectively	96	66
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares Authorized;
1,000,000 and -0- Issued and Outstanding, respectively	1,000	––
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Additional Paid-In Capital	3,892,458	4,256,820
Accumulated Deficit	(6,801,474)	(5,788,574)
Treasury Stock – 3,000,000 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(2,285,687)	(1,510,205)

Total Liabilities and Stockholders' Deficit	$13,897	$1,009

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common	Preferred Stock			Additional		Treasury	Total
	Stock	($.001 Par)			Paid - In	Accumulated	Stock	Stockholders’
	($.10 Par)	Class A	Class B	Class C	Capital	Deficit	at Cost	Deficit

Balance - August 31, 2007	$20,191	$66	$1,000	$—	$4,103,631	$(4,895,810)	$(3,000)	$(773,922)

Common Stock Issued in Exchange for Services Rendered	21	—	—	—	2,479	—	—	2,500

Common Stock Issued for Cash	3,271	—	—	—	150,710	—	—	153,981

Acquisition of Common Stock into Treasury Stock	(3,000)	—	—	—	6,000	—	(3,000)	—

Net Loss	—	—	—	—	—	(892,764)	—	(892,764)

Balance - August 31, 2008	$23,483	$66	$1,000	$—	$4,256,820	$(5,788,574)	$(3,000)	$(1,510,205)

Compensation Expense – Stock Options	—	—	—	—	2,800	—	—	2,800

Common Stock Issued in Exchange for Services Rendered	500	—	—	—	79,500	—	—	80,000

Common Stock Issued for Services Never Rendered	250	—	—	—	—	—	—	250

Preferred Stock Issued in Payment of Debt	—	60	—	1,000	153,308	—	—	154,368

Preferred Stock Converted to Common	600,000	(30)	—	—	(599,970)	—	—	—

Net Loss	—	—	—	—	—	(1,012,900)	—	(1,012,900)

Balance - August 31, 2009	$624,233	$96	$1,000	$1,000	$3,892,458	$(6,801,474)	$(3,000)	$(2,285,687)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

STATEMENTS OF OPERATIONS

For the Years Ended August 31,	2009	2008

Revenues, Net	$20,000	$—

Cost of Goods Sold	—	—

Gross Profit	20,000	––

Expenses
Bad Debt	250	––
Compensation Expense – Stock Options	2,800	––
Consulting Fees	753,567	602,000
General and Administrative	118,499	195,536
Interest Expense	157,784	95,228

Total Expenses	1,032,900	892,764

Loss from Operations Before
Provision for Taxes	(1,012,900)	(892,764)

Provision for Taxes	—	—

Net Loss	$(1,012,900)	$(892,764)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	569,855	232,344

Net Loss Per Common Share -
Basic and Diluted	$(1.78)	$(3.84)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended August 31,	2009	2008

Cash Flows from Operating Activities

Net Loss	$(1,012,900)	$(892,764)

Non-Cash Adjustments:
Bad Debt – Proceeds from Stock Purchase	250	—
Interest on Directors/Stockholder Loans	146,632	95,228
Common Stock Issued In Exchange for Services Rendered	80,000	2,500
Compensation Expense – Stock Options	2,800	––
Changes in Assets and Liabilities:
Accounts Payable	––	(21,861)
Accrued Expenses	140,080	54,923
Accrued Compensation - Directors	636,500	415,833

Net Cash Flows from Operating Activities	(6,638)	(346,141)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from Issuance of Regulation S Shares	––	153,981
Advances from (Repayment) to Directors - Net	19,526	(4,424)

Net Cash Flows from Financing Activities	19,526	149,557

Net Change in Cash and Cash Equivalents	12,888	(196,584)

Cash and Cash Equivalents - Beginning of Year	1,009	197,593

Cash and Cash Equivalents - End of Year	$13,897	$1,009

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Preferred Stock Issued in Payment of Debt	154,368	—

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

Scope of Business
The Company’s primary business objective is the Renewable and Recoverable Energy Markets.  The Company’s focus will be the bio-diesel production industry, secondary oil recovery and solar energy. The Company also provides advisory and transactional services to help high potential emerging companies to develop and implement strategies to obtain capital and achieve their financial objectives.

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

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740 (prior authoritative literature:  FASB Statement No. 109).  FASB ASC 740 replaces SFAS 109, “Accounting for Income Taxes”, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

Earnings per Share
Earnings per share of common stock are computed in accordance with FASB ASC 260 (prior authoritative literature:  FASB Statement No. 128).  FASB ASC 260 replaces SFAS No, 128, “Earnings per Share”.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings per share.

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
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Summary of Significant Accounting Policies – continued

Stock-Based Compensation
Stock-based compensation is computed in accordance with FASB ASC 718 (prior authoritative literature:  FASB Statement No. 123R). FASB ASC 718 replaces SFAS No. 123R which requires all share-based payment to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values.  That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company has selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards and have recognized compensation costs immediately as our awards are 100% vested.

Note C - Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $6,801,474 at August 31, 2009.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note D - Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815-15-25 (Prior authoritative literature: FASB Statement 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140”). FASB ASC 815-15-25 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.”  FASB ASC 815-15-25 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2008.  The adoption of FASB ASC 815-15-25 did not have a material effect on its consolidated financial instruments.

In March 2006, the FASB issued FASB ASC 860-50-35 (Prior authoritative literature: FASB Statement 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”).  FASB ASC 860-50-35 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities.  FASB ASC 860-50-35 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical.  FASB ASC 860-50-35 is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August 31, 2008.  The adoption of FASB ASC 860-50-35 did not have a material effect on its consolidated financial statements.

- continued -

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Recently Issued Accounting Standards – continued

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 820 (Prior authoritative literature: FASB Statement 157, "Fair Value Measurements”).  FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FASB ASC 820 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2009.  The adoption of FASB ASC 820 did not have a material effect on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 825-10 (Prior authoritative literature: FASB Statement 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”).  FASB ASC 825-10 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  FASB ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended August, 2009. The adoption of FASB ASC 825-10 did not have a material effect on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10-65 (Prior authoritative literature:  FASB Statement 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”).  FASB ASC 810-10-65 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FASB ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended August 31, 2009.  The adoption of FASB ASC 810-10-65 on its consolidated financial statements did not have a material effect.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 805 (Prior authoritative literature: FASB Statement 141(R), "Business Combinations”).  FASB ASC 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FASB ASC 805 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended August 31, 2009.  The adoption of FASB ASC 805 on its consolidated financial statements did not have a material effect.

- continued-

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Recently Issued Accounting Standards – continued

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815-10 (Prior authoritative literature: FASB Statement 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”).  FASB ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities.  FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended August 31, 2009.  The adoption of FASB ASC 815-10 on its consolidated financial statements did not have a material effect.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 944 (Prior authoritative literature: FASB Statement 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended August 31, 2009.  The adoption of FASB ASC 944 on its consolidated financial statements did not have a material effect.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855-10 (Prior authoritative literature: FASB Statement 165, "Subsequent Events”).  FASB ASC 855-10 establishes principles and requirements for subsequent events.  FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009.  As such, the Company is required to adopt this standard in the current period.  Adoption of FASB ASC 855-10 did not have a significant effect on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued FASB ASC 105-10 (prior authoritative literature: FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105-10 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As such, the Company is not required to adopt this standard in the current period. The Company however, decided to apply the new pronouncement early. Adoption of FASB ASC 105-10 did not have a significant effect on the Company’s consolidated financial statements.

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

On October 18, 2008, Ed Gorman (member of the Board of Directors) was granted as compensation for services options to buy 40,000 shares of the Company’s common stock at the last quoted common stock offering price as of that day. A total of 40,000 options were granted at a price of $0.07.

For the year ended August 31, 2009, $2,800 was expensed utilizing the Black-Scholes option pricing model.  The following weighted-average assumptions were used for the grants issued:

2009

Dividend Yield	0.00%

Expected Volatility	235.24%

Discount Rate	3.91%

Option Life	10 Years

The weighted average fair value of options granted was 40,000 and -0- with an aggregate value of $2,800 and $-0-, for the years ended August 31, 2009 and 2008, respectively.  There were no dividends.

August 30,	Shares Under Option	Weighted Average Exercise Price	Exercisable

2008	––	––	––

2009
Options Granted	40,000	$0.07	40,000
Options Exercised	––	––	––
Options Forfeited	––	––	––

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F - Related Party Transactions

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

On March 7, 2007, in connection with the cancelled Wataire license agreement, Mrs. Harland was re-issued 25,000 Class A Preferred Shares.

On September 25, 2008 a stockholder that is closely related to Betty-Ann and Sydney Harland received 400,000 shares of regulation 144 common stock.  This stock was to reimburse the stockholder for 400,000 shares that he gave to the company on August 27, 2008 to pay the Company’s Consultant (See Note L).

On March 3, 2009 the Company promised to repay a stockholder that is closely related to Betty-Ann and Sydney Harland 1,000,000 shares of Preferred Stock Class C.   This stock was to reimburse the stockholder for 1,000,000 shares that he gave to the company on March 3, 2009 to pay the Company’s Consultant.

Certain disbursements of the Company have been paid by two directors of the Company, therefore, a Due to Directors account has been established.  The balance at August 31, 2009 and 2008 was $369,961 and $350,435, respectively.  The amount due contains no formal repayment terms and is accruing interest at the 8.75% annually.

In October 2004, the Company entered into a consulting agreement with its Chairman, Betty-Ann Harland for a five year term, with annual compensation of $220,000 and auto allowance of $12,000.  The accrued consulting fees are accruing interest at 8.75% annually.

On August 25, 2007, the Company entered into a consulting agreement with its CEO, Sydney Harland for a five year term, with annual compensation of $220,000, health benefits of $15,000 and $12,000 auto allowance.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.

On August 25, 2007, the Company entered into a consulting agreement with its CFO, Edmund Gorman for a two year term, with annual compensation of $150,000, health benefits of $7,500.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.

On October 25, 2006, the Company entered into a consulting agreement with Robert Levitt for a one year term with annual compensation of $120,000 to be paid in cash or common stock.  The agreement accrued interest at 10% per annum.  On July 13, 2009 the Board of Directors voted to issued 60,000 shares of  Preferred Stock Class A in complete satisfaction of amounts owed to Robert Levitt.  On August 10, 2009, Mr. Levitt converted 30,000 of his Preferred Stock A to 6,000,000 Common Stock and effectively became a majority stockholder.

Mr. Levitt also entered into another consulting agreement with the Company on March 27, 2009 that commenced on May 1, 2009 for a one year term with annual compensation of $140,000.

- continued -

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H - Related Party Transactions – continued

Interest expense charged to operations was $157,784 and $95,228, for the years ended August 31, 2009 and 2008 respectively.

Note G - Other Matters

On June 5, 2001, the Company entered into advisory agreements with the firms of David Michael LLC and Feng Shui Consulting, Inc.  In June 2002, David Michael LLC and Feng Shui Consulting, Inc. filed a suit against the Company for breach of contract.  The Company filed a counter claim and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction.  In August 2004, the United States District Court for the State of Utah dismissed the case in its entirety with prejudice, with each party to bear its own costs and fees.  As part of the dismissal, in September 2004, the Company paid $5,000 to repurchase the 800,000 common shares that were previously issued to the plaintiffs. On April 13, 2006 the 800,000 common shares were subject of a one-for-one thousand reverse stock split (See Note H).  On May 18, 2009 the 800 common shares were subject of a one-for-one hundred reverse stock split (See Note H). As of August 31, 2009, the 8 shares have not been received by the Company for cancellation therefore the shares are still recorded as issued and outstanding.

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

On May 18, 2009, the Board of Directors voted to approve the following:

1.  A  reverse split of the issued and outstanding shares of our common stock on the basis of one share for each 100 shares to occur immediately.  All share and per share amounts used in the Company’s financial statements and notes have been retroactively restated to reflect the one-for-one hundred reverse stock split.

Note I - Income Taxes

At August 31, 2009 and 2008, the Company had approximately $6,801,474 and $5,675,358, accumulated tax losses to apply against future taxable income.  The net operating loss carry forwards begin to expire in 2012.

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
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J - Subsequent Events

  On October 5, 2009 Betty Ann Harland (a related party) converted 66,000 Preferred Stock Class A into 13,200,000 Common Stock.

  The financial statements have not been updated for subsequent events occurring after December 7, 2009, the date these financial statements were available to be issued.

Note K - Investment Agreements

On August 20, 2007 the Company entered into an investment agreement with Dutchess Private Equities Fund, Ltd. (The Investor). Pursuant to this agreement, the Investor shall commit to purchase up to $10,000,000 of the Company’s common stock over the course of thirty-six (36) months.  The amount that the Company shall be entitled to request from each purchase “Puts” shall be equal to either up to $250,000 or 200% of the average daily volume (US Market Only) of the common stock for the ten (10) trading days prior to the Put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put date.  For the year ended August 31, 2009 and 2008, no activity had been transacted.  On June 25, 2008 the Company filed a registration statement covering 4,000,000 shares of the common stock underlying this investment agreement.

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