Form 10-K/A
period 2009-08-31
GLOBAL EARTH ENERGY, INC.
filed 2009-12-18
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________

Amendment No. 1 to
FORM 10-K /A
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

Explanatory Paragraph

This filing is being amended solely to include the Auditors Report on page F-1. No other information has been changed.

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

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

FINANCIAL REPORTS
AT
August 31, 2009

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

TABLE OF CONTENTS

Consolidated Balance Sheets at August 31, 2009 and 2008	F-2

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended August 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the Years Ended August 31, 2009 and 2008	F-4

Consolidated Statements of Cash Flows for the Years Ended August 31, 2009 and 2008	F-5

Notes to Consolidated Financial Statements	F-6 - F-14

[EFP Rotenberg Letterhead]
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Global Earth Energy, Inc. 534 Delaware Avenue
Suite 412
Buffalo, New York 14202
As successor by merger, effective October 1, 2009, of the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying consolidated balance sheets of Global Earth Energy, Inc. as of August 31, 2009 and 2008, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. Global Earth Energy, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Earth Energy, Inc. as of August 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note E to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
December 7, 2009

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