Form 10-Q
period 2009-11-30
GLOBAL EARTH ENERGY, INC.
filed 2010-01-14
CIK 1121901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

(910) 616-0077
(Issuer Telephone number)

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
Yes  ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity. As of January 11, 2010, the issuer had 25,642,334 shares of common stock outstanding.

Global Earth Energy, Inc.

FORM 10-Q

November 30, 2009

Table of Contents

Part I   Financial Information

Item 1. Financial Statements

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

FINANCIAL REPORTS
AT
November 30, 2009

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

TABLE OF CONTENTS

Consolidated Balance Sheets at November 30, 2009 (Unaudited) and August 31, 2009	1

Consolidated Statements of Operations for the Three Months Ended November 30, 2009 and 2008 (Unaudited)	2

Consolidated Statements of Cash Flows for the Three Months Ended November 30, 2009 and 2008 (Unaudited)	3

Notes to Consolidated Financial Statements	4-9

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	November 30,	August 31,
	2009	2009

ASSETS
Current Assets
Cash and Cash Equivalents	$403	$13,897
Prepaid Expenses	170,375	––

Total Assets	170,778	13,897

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	$419,509	$316,312
Accrued Compensation - Directors	1,772,436	1,613,311
Due to Directors	378,220	369,961

Total Liabilities	2,570,165	2,299,584

Stockholders' Deficit
Common Stock: $.10 Par; 800,000,000 Shares Authorized;
25,672,334 and 6,272,334 Issued and 25,642,334 and 6,242,334, Outstanding, Respectively 5,000,000 Shares Held in Escrow	2,564,233	624,233

Common Stock, Class B: $.001 Par; 50,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
30,000 and 96,000 Issued and Outstanding, respectively	30	96

Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares Authorized;
-0- Issued and Outstanding	––	––
Additional Paid-In Capital	2,117,773	3,892,458
Accumulated Deficit	(7,080,423)	(6,801,474)
Treasury Stock – 30,000 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(2,399,387)	(2,285,687)

Total Liabilities and Stockholders' Deficit	$170,778	$13,897

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF OPERATIONS
	Unaudited
For the Three Months Ended November 30,	2009	2008

Revenues, Net	$10,000	$—

Cost of Goods Sold	—	—

Gross Profit	10,000	––

Expenses
Consulting Fees	212,525	186,300
General and Administrative	31,298	24,457
Interest Expense	45,126	33,857

Total Expenses	288,949	244,614

Loss from Operations Before
Provision for Taxes	(278,949)	(244,614)

Provision for Taxes	—	—

Net Loss for the Period	$(278,949)	$(244,614)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	14,578,598	239,834

Net Loss Per Common Share -
Basic and Diluted	$(0.02)	$(1.02)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Unaudited
For the Three Months Ended November 30,	2009	2008

Cash Flows from Operating Activities

Net Loss for the Period	$(278,949)	$(244,614)

Non-Cash Adjustments:
Interest on Loans and Accrued Compensation	45,126	33,857
Common Stock Issued In Exchange for Services Rendered	163,000	80,000
Compensation Expense – Stock Options	—	2,800
Legal Expense – Stock Options	2,250	—
Common Stock Issued For Prepaid Expenses	(170,375)	—
Changes in Assets and Liabilities:
Prepaid Expenses	—	(44,000)
Accounts Payable	—	—
Accrued Expenses	66,165	(8,941)
Accrued Compensation - Directors	159,125	159,127

Net Cash Flows from Operating Activities	(13,658)	(21,771)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Advances from Directors - Net	164	21,025

Net Change in Cash and Cash Equivalents	(13,494)	(746)

Cash and Cash Equivalents - Beginning of Period	13,897	1,009

Cash and Cash Equivalents - End of Period	$403	$263

Supplemental Disclosures
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

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

The Company has changed its primary business objective from advisory services to the Renewable and Recoverable Energy Markets.  Consequently, the Company changed their name on February 5, 2008 to Global Earth Energy, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of Global Earth Energy, Inc., and its wholly owned subsidiary, Knightsbridge Corp. (the “Company”).  All significant intercompany balances have been eliminated in consolidation.

   Reclassifications
   Certain amounts in the prior year consolidated financial statements have been reclassified to conform with current year presentation.  The reclassifications made to the prior year have no impact on the net income (loss) or overall presentation of the consolidated financial statements.

Note B  -  Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $7,080,423 at November 30, 2009.

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
Stock Options
In December 2004, the Financial Accounting Standards Board (“FASB”) issued ASC 718 (prior authoritative literature, SFAS No. 123R, Share-Based Payment).  ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (prior authoritative literature, EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”)  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable in accordance with ASC 718.

On October 18, 2008, Ed Gorman (member of the Board of Directors) was granted as compensation for services options to buy 40,000 shares of the Company’s common stock at the last quoted common stock offering price as of that day. A total of 40,000 options were granted at a price of $0.07.

On November 8, 2009, the Company’s attorney was granted as compensation for services options to buy 1,000,000 shares of the Company’s common stock at the last quoted common stock offering price as of that day. A total of 1,000,000 options were granted at a price of $0.027.

The following table provides the range of assumptions used by the Company, at the time stock options were issued.

For the quarter ended November 30, 2009 and 2008, $2,250 and $2,800 was expensed utilizing the Black-Scholes option pricing model, respectively.  The following weighted-average assumptions were used for the grants issued:

	2009	2008

Dividend Yield	0.00%	0.00%

Expected Volatility	305.88%	235.24%

Discount Rate	2.31%	3.91%

Option Life	5 Years	10 Years

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -	Share Activity – continued
Stock Options
The weighted average fair value of options granted was 1,000,000 and 40,000 with an aggregate value of $27,000 and $2,800, for the years ended November 30, 2009 and 2008, respectively.  There were no dividends.

November 30,	Shares Under Option	Weighted Average Exercise Price	Exercisable

2008
Options Granted	40,000	$0.07	40,000
Options Exercised	––	––	––
Options Forfeited	––	––	––

2009
Options Granted	1,000,000	$0.027	1,000,000
Options Exercised	––	––	––
Options Forfeited	––	––	––

    As of November 30, 2009, the unrecognized compensation cost related to non-vested share based compensation agreements grated under the plan was approximately $24,750. These costs are expected to be recognized by the third quarter of 2010.

Common Stock
On September 25, 2008 a stockholder that is closely related to Betty-Ann and Sydney Harland received 400,000 shares of regulation 144 common stock.  This stock was to reimburse the stockholder for 400,000 shares that he gave to the company on August 27, 2008 to pay the Company’s Consultant.
On October 5, 2009 Betty-Ann Harland converted 66,000 Preferred Class A shares to 13,200,000 common shares.

On October 16, 2009, 5,000,000 shares of common stock of the Company were put into escrow in anticipation for a Regulation S equity offering on the Berlin Stock Exchange.

On November 3, 2009 the Company entered into an agreement with Brett Gold (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in evaluating various business strategies, recommending changes where appropriate and also critically evaluating the Company’s performance in view of its corporate planning and business objectives. The term of the contract is for one year, expiring on October 31, 2010.  However, if the Company does not cancel the contract during the term, the contract will automatically extend for three months.  In consideration for his services, the Contractor received 1,000,000 common shares on November 30, 2009.

On November 3, 2009 the Company entered into an agreement with Geoffrey Eiten (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in evaluating various business strategies, recommending changes where appropriate and also critically evaluating the Company’s performance in view of its corporate planning and business objectives. The term of the contract is for one year, expiring on October 31, 2010.  However, if the Company does not cancel the contract during the term, the contract will automatically extend for three months.  In consideration for his services, the Contractor received 1,000,000 common shares on November 30, 2009.

On November 6, 2009 the Company entered into an agreement with Warwick Tranter (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in potential purchase of recovery oil and gas wells in Alberta, Canada.  The term of the contract is for one year, expiring on November 6, 2010.  In consideration for his services, the Contractor will received 1,000,000 common shares

On November 8, 2009 the Company entered into an agreement with Weed & Co. LLP (Contractor).  Pursuant to the agreement the Contractor agrees to act as legal counsel and provide legal services as related to SEC compliance. The term of the contract is for one year, expiring on November 30, 2010.  In consideration for their services, the Contractor received 1,200,000 common shares on November 30, 2009.  The Contractor also was granted options to purchase 1,000,000 shares of common stock at $0.027 per share of which $2,250 was expensed at November 30, 2009.  Further, every six months following the date of the contract the Contractor is granted options to purchase an additional 500,000 shares.

- continued -

GLOBAL EARTH ENERGY, INC.
(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)
(A NEVADA CORPORATION)
Buffalo, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -	Share Activity – continued
Common Stock
On November 12, 2009 the Company entered into an agreement with a stockholder that is closely related to Betty-Ann and Sydney Harland, Michael Harland (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in identifying and researching potential acquisitions for the Company’s subsidiary Knightsbridge Corp.  The term of the contract is for one year, expiring on November 12, 2010.  In consideration for his services, the Contractor received 1,000,000 common shares on November 30, 2009.

On November 25, 2009 the Company entered into an agreement with Larry Ricci (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in identifying and researching potential acquisitions for the Company.  The term of the contract is for one year, expiring on November 25, 2010.  In consideration for his services, the Contractor received 2,000,000 common shares on November 30, 2009.

Note E -	Legal Proceeding
On October 17, 2008 a default judgment was entered against the Company.  The judgment was entered in the District Court of Harris County, Texas for the Plaintiff Norman T. Reynolds against Global Wataire, Inc. for the sum of $77,816 in principal.  The Company also had a receivable from the Plaintiff in the amount of $61,750 which has been netted against the Plaintiff’s claim of payable. Accrued expenses to the Plaintiff at November 30, 2009 amount to $7,316 The Company believes this judgment was not properly obtained and, therefore, intends to vigorously defend itself against it.

Note F -	Subsequent Events

The financial statements have not been updated for subsequent events occurring after January 14, 2010, the date these financial statements were available to be issued.

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

For the three months ended November 30, 2009 the company had $10,000 in sales compared to November 30, 2008 when the company had no sales.  Net loss for the three months ended November 30, 2009 was $(278,949) compared to the net loss of $(244,614) for the three months ended November 30, 2008.

Expenses have increased by $ 44,335 for the first three months of our current fiscal year from $244,614 for the three months ended November 30, 2008 to $288,949 for the three months ended November 30, 2009. The increase can be attributed to , an increase in consulting fees of $26,225 from $186,300 to $212,525 and an increase in general and administrative expenses of $6,841 from $24,457 to $31,298. An increase in interest expense of $11,269 from $33,857 to $45,126 is due to the company having insufficient revenues.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $7,080,423 at November 30, 2009.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Our operations used approximately $13,658 in cash for the three months ended November 30, 2009. Cash required during the three months ended November 30, 2009 came principally from revenues of $10,000 for the three months ended November 30, 2009 and cash reserves of $13,897.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of November 30, 2009.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

On October 17, 2008 a default judgment was entered against the Company.  The judgment was entered in the District Court of Harris County, Texas for the Plaintiff Norman T. Reynolds against Global Wataire, Inc. for the sum of $77,815.68 in principal.  However, the Company believes this judgment was not properly obtained and, therefore, intends to vigorously defend itself against it.

Item 1A.     Risk Factors.

None.

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

Global Earth Energy, Inc.

Date: January 12, 2010	By:	/s/ Sydney A. Harland
Sydney A. Harland
Chief Executive Officer

/s/ Edmund J. Gorman
Edmund J. Gorman Chief Financial Officer