Form 10-Q
period 2010-02-28
GLOBAL EARTH ENERGY, INC.
filed 2010-04-19
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2010

 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-31343

_____________________________________

GLOBAL EARTH ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	36-4567500 (I.R.S. Employer Identification Number)
1213 Culbreth Drive, Wilmington, North Carolina (Address of principal executive offices)	28405 (Zip Code)
(910) 616-0077 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes[ X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes[ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes[ ] No [X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At April 15, 2010 the registrant had outstanding 25,462,334 shares of common stock.

Table of Contents

Item 1.  Financial Statements.

1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

18

Item 4.  Controls and Procedures.

18

Item 4(T).  Controls and Procedures.

18

Item 1.  Legal Proceedings.

20

Item 1a.  Risk Factors.

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

20

Item 3.  Defaults Upon Senior Securities.

20

Item 4.  Submission of Matters to a Vote of Security Holders.

20

Item 5.  Other Information.

20

Item 6.  Exhibits.

20

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GLOBAL EARTH ENERGY, INC.

 (A NEVADA CORPORATION)

Buffalo, New York

FINANCIAL REPORTS
AT
FEBRUARY 28, 2010

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

TABLE OF CONTENTS

Consolidated Balance Sheets at February 29, 2010 (Unaudited) and August 31, 2009

F-1

Consolidated Statements of Operations for the Three and Six Months Ended

February 28, 2010 and February 29, 2009 (Unaudited)

F-2

Consolidated Statements of Cash Flows for the Six Months Ended February 28, 2010

and February 29, 2009 (Unaudited)

F-3

Notes to Consolidated Financial Statements

F-4 – F-8

GLOBAL EARTH ENERGY, INC.
(A NEVADA CORPORATION)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28,	August 31,
	2010	2009

ASSETS
Current Assets
Cash and Cash Equivalents	$ 290	$ 13,897
Prepaid Expenses	110,875	––

Total Assets	$ 111,165	$ 13,897

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	$ 282,986	$ 169,680
Accrued Interest	240,257	146,632
Accrued Compensation - Directors	1,931,561	1,613,311
Due to Directors	370,166	369,961

Total Liabilities	2,824,970	2,299,584

Stockholders' Deficit
Common Stock : $.10 Par; 800,000,000 Shares Authorized;
25,672,334 and 6,272,334 Issued and 25,642,334 and 6,242,334, Outstanding, Respectively, with 5,000,000 Shares Held in Escrow	2,564,233	624,233

Common Stock, Class B: $.001 Par; 50,000 Shares
Authorized; -0- Issued and Outstanding	—	––

Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
30,000 and 96,000 Issued and Outstanding, respectively	30	96
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; 1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	—	––

Additional Paid-In Capital	2,142,523	3,892,458
Accumulated Deficit	(7,419,591)	(6,801,474)
Treasury Stock – 30,000 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(2,713,805)	(2,285,687)

Total Liabilities and Stockholders' Deficit	$ 111,165	$ 13,897

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009

Revenues, Net	$ 10,000	$ —	$ 20,000	$ —

Cost of Goods Sold	—	—	—	—

Gross Profit	10,000	—	20,000	—

Expenses
Consulting Fees	232,040	183,500	444,565	367,000
General and Administrative	68,629	23,138	99,927	47,595
Interest Expense	48,499	38,405	93,625	72,262

Total Expenses	349,168	245,043	638,117	489,657

Loss from Operations Before
Provision for Taxes	(339,168)	(245,043)	(618,117)	(489,657)

Provision for Taxes	—	—	—	—

Net Loss for the Period	$ (339,168)	$ (245,043)	$ (618,117)	$ (489,657)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	25,642,334	239,834	20,079,903	239,834
Net Loss Per Common Share -
Basic and Diluted	$ (0.01)	$ (1.02)	$ (0.03)	$ (2.04)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended February 28
	2010	2009

Cash Flows from Operating Activities

Net Loss for the Period	$ (618,117)	$ (489,657)

Non-Cash Adjustments:
Interest on Loans and Accrued Compensation	93,625	72,262
Common Stock Issued in Exchange for Services Rendered	163,000	80,000
Compensation Expense – Stock Options	––	2,800
Legal Expense – Stock Options	27,000	––
Common Stock Issued for Prepaid Consulting	(170,375)	––
Changes in Assets and Liabilities:
Prepaid Expenses	59,500	(8,000)
Accrued Expenses	113,305	(5,301)
Accrued Compensation - Directors	318,250	318,230

Net Cash Flows from Operating Activities	(13,812)	(29,666)

Cash Flows from Investing Activities	––	––

Cash Flows from Financing Activities
Advances from Directors - Net	205	28,920

Net Change in Cash and Cash Equivalents	(13,607)	(746)

Cash and Cash Equivalents - Beginning of Period	13,897	1,009

Cash and Cash Equivalents - End of Period	$ 290	$ 263

Supplemental Disclosures
Interest Paid	$ —	$ —

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.

 (A NEVADA CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Basis of Presentation

The condensed consolidated financial statements of Global Earth Energy, Inc. (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement on Form 10-K, and other reports filed with the SEC.

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

Note B -

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $7,419,591 at February 28, 2010.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

 -  continued -

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.

 (A NEVADA CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C -

Prepaid Expenses

Prepaid expenses consist of four consulting agreements that were signed in November 2009 whose terms are for one year.  All of the consulting agreements are being paid with shares of common stock.  See Note E.

Note D -

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Updated (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measures and Disclosures.”  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements.  The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (May 31, 2010 for the Company), except for the requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (May 31, 2011 for the Company).  This guidance requires new disclosures only, and will have no impact on the Company’s consolidated financial statements.

Note E -   Share Activity

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

GLOBAL EARTH ENERGY, INC.

 (A NEVADA CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -   Share Activity - continued

Stock Options

On November 8, 2009, the Company’s attorney was granted as compensation for services options to buy 1,000,000 shares of the Company’s common stock at the last quoted common stock offering price as of that day. A total of 1,000,000 options were granted at a price of $0.027.

The following table provides the range of assumptions used by the Company, at the time stock options were issued.

For the six months ended February 28, 2010 and 2009, $27,000 and $2,800 was expensed utilizing the Black-Scholes option pricing model, respectively.  The following weighted-average assumptions were used for the grants issued:

	2010	2009

Dividend Yield	0.00%	0.00%

Expected Volatility	305.88%	235.24%

Discount Rate	2.31%	3.91%

Option Life	5 Years	10 Years

February 28,	Shares Under Option	Weighted Average Exercise Price	Exercisable

2009
Options Granted	40,000	$0.07	40,000
Options Exercised	––	––	––
Options Forfeited	––	––	––

2010
Options Granted	1,000,000	$0.027	1,000,000
Options Exercised	––	––	––
Options Forfeited	––	––	––

 -  continued -

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.

 (A NEVADA CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -   Share Activity – continued

Common Stock

On September 25, 2008 a stockholder that is closely related to Betty-Ann and Sydney Harland (Chairman, and President, CEO and Director, respectively) received 400,000 shares of regulation 144   common stock.  This stock was to reimburse the stockholder for 400,000 shares that he gave to the   company on August 27, 2008 to pay the Company’s Consultant.

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

On November 6, 2009 the Company entered into an agreement with Warwick Tranter (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in potential purchase of recovery oil and gas wells in Alberta, Canada.  The term of the contract is for one year, expiring on November 6, 2010.  In consideration for his services, the Contractor will receive 1,000,000 common shares

On November 8, 2009 the Company entered into an agreement with Weed & Co. LLP (Contractor).  Pursuant to the agreement the Contractor agrees to act as legal counsel and provide legal services as related to SEC compliance. The term of the contract is for one year, expiring on November 30, 2010.  In consideration for their services, the Contractor received 1,200,000 common shares on November 30, 2009.  The Contractor also was granted options to purchase 1,000,000 shares of common stock at $0.027 per share of which $27,000 was expensed at February 28, 2010.  Further, every six months following the date of the contract the Contractor will be granted options to purchase an additional 500,000 shares.

 -  continued -

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.

 (A NEVADA CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -   Share Activity – continued

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

Note F -   Legal Proceeding

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

Note G -   Subsequent Events

On March 19, 2010, the Company entered into a Letter of Intent with 688239 B.C. Ltd., (B.C.) a British Columbia corporation pursuant to a reverse triangular merger.  The Company is proposing to acquire all of the outstanding shares of B.C. by means of a merger between B.C. and a wholly owned subsidiary to be formed by the Company.  The Subsidiary shall be the surviving corporation, and will continue to be a wholly owned subsidiary of the Company.  Expected closing date is March 26, 2010 upon satisfactory completion of investigation of and by the companies involved and approval by the respective boards of directors and stockholders.

On March 26, 2010 B.C. accepted the Company’s offering of common stock pursuant to the merger.  B.C.’s sole stockholder shall receive 65,000,000 shares of the Company in exchange for all 5,000 of his shares of B.C. stock.

The accompanying notes are an integral part of these financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report contains forward-looking statements including statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language.  These forward-looking statements involve risks, uncertainties and other factors.  All forward-looking statements included in this quarterly report are based on information available to us on the date hereof and speak only as of the date hereof.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  The factors discussed elsewhere in this quarterly report are among those factors that in some cases have affected our results and could cause the actual results to differ materially from those projected in the forward-looking statements.

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this quarterly report.

Description of Business

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

 Biodiesel is an alternative fuel (i.e., not derived from petroleum) that has important environmental and economic advantages over petroleum-based diesel (“petro diesel”).  It is derived from renewable agricultural-based resources, including vegetable oils, recycled grease and animal fats, and has significant environmental benefits.  According to the Methanol Institute and International Fuel Quality Center, biodiesel is non-toxic and biodegradable with no emissions of sulfur and significantly lower emissions of particulate matter, carbon monoxide, and hydrocarbons than petro diesel when burned.  According to U.S. Department of Energy studies, the use of 100% biodiesel (B100) results in a 78.5% reduction in carbon dioxide emissions when compared to petro diesel.  Biodiesel is a registered fuel with the Environmental Protection Agency (“EPA”) and is recognized by the Department of Transportation.  The demand for biodiesel has soared as consumers and public policy makers recognize its positive impact on air quality, as well as its economic and national security benefits.

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

 However, Global may participate in a business venture of virtually any kind or nature.  We will seek business opportunities with entities which are in the development stage, have recently commenced operations or with established companies that wish to take advantage of the capital markets to raise additional funding to expand into new products or markets or for other corporate development purposes.  We may establish subsidiaries to acquire businesses or acquire existing companies as subsidiaries.  In short, we plan to identify emerging companies with exceptional promise and, with our help, incubate them into in successful stand-alone enterprises.

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

 Biodiesel is an alternative fuel (i.e., not derived from petroleum) that has important environmental and economic advantages over petroleum-based diesel (“petro diesel”).  It is derived from renewable agricultural-based resources, including vegetable oils, recycled grease and animal fats, and has significant environmental benefits.  According to the Methanol Institute and International Fuel Quality Center, biodiesel is non-toxic and biodegradable with no emissions of sulfur and significantly lower emissions of particulate matter, carbon monoxide, and hydrocarbons than petro diesel when burned.  According to U.S. Department of Energy studies, the use of 100% biodiesel (B100) results in a 78.5% reduction in carbon dioxide emissions when compared to petro diesel.  Biodiesel is a registered fuel with the Environmental Protection Agency (“EPA”) and is recognized by the Department of Transportation.  The demand for biodiesel has soared as consumers and public policy makers recognize its positive impact on air quality, as well as its economic and national security benefits.

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

 However, Global may participate in a business venture of virtually any kind or nature.  We will seek business opportunities with entities which are in the development stage, have recently commenced operations or with established companies that wish to take advantage of the capital markets to raise additional funding to expand into new products or markets or for other corporate development purposes.  We may establish subsidiaries to acquire businesses or acquire existing companies as subsidiaries.  In short, we plan to identify emerging companies with exceptional promise and, with our help, incubate them into in successful stand-alone enterprises.

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

 In connection with the Agreement, we entered into a Registration Rights Agreement with Dutchess (“Registration Agreement”).  Pursuant to the Registration Agreement, we are obligated to file a registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the Investment Agreement within fifteen (15) days after the closing date.  In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within ninety (90) days after the closing date.  The Agreement does not impose any penalties on us for failure to meet either the 30-day or 90-day obligations; however, we shall endeavor to meet both such deadlines.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported.  Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations.  Specifically, critical accounting estimates have the following attributes:

•

We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

•

Different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known.  Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

In preparing our financial statements to conform to accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing options and warrants.  Actual results could differ from these estimates.

Results of Operations

Three and Six Months Ended February 28, 2010 Compared With Three and Six Months Ended February 28, 2009.

Revenues

Net Revenue for the three months ended February 28, 2010 and 2009 was $10,000 and $-0-, respectively.  Net revenue for the six months ended February 28, 2010 and 2009 was $20,000 and $-0-, respectively.   The Company’s subsidiary (Knightsbridge) entered into a consulting agreement with an unrelated party in the amount of $100,000 on May 19, 2009.  Knightsbridge will be assisting its client in becoming publicly traded on the Frankfurt Stock Exchange.

Gross Profit

Gross profit for the three months ended February 28, 2010 and 2009 was $10,000and $-0-, respectively.  Gross profit for the six months ended February 28, 2010 and 2009 was $20,000 and $-0-, respectively.

Selling General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended February 28, 2010 were $300,669, an increase of $94,031 from $206,638 for the three months ended February 28, 2009.  For the six months ended February 28, 2010 SG&A expenses were $544,492, an increase of $129,897 from $414,595 for the six months ended February 28, 2009.

Interest expense for the three months ended February 28, 2010 was $48,499 an increase of $10,094 from $38,405 for the three months ended February 28, 2009.  For the six months ended February 28, 2010 interest expense was $93,625 an increase of $21,363 from $72,262 for the six months ended February 28, 2009.

Other Income and Expense

None

Net Loss

Net loss for the three months ended February 28, 2010 was $339,168 an increase of $94,125 from $245,043 for the three months ended February 28, 2009.  For the six months ended February 28, 2010 net loss was $618,117 an increase of $128,460 from $489,657 for the six months ended February 28, 2009.

Liquidity and Capital Resources

Our operations used approximately $13,812 in cash for the six months ended February 28, 2010. Cash required during the six months ended February 28, 2010 came principally from revenues of $20,000 for the six months ended February 28, 2010 and cash reserves of $13,897.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $7,419,591 at February 28, 2010.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We conduct all of our transactions, including those with foreign suppliers and customers, in U.S. dollars. We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks.  Demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to us may be affected by the relative change in value of such customer or supplier's domestic currency to the value of the U.S. dollar.  Furthermore, changes in the relative value of the U.S. dollar may change the price of our products relative to the prices of our foreign competitors.

Item 4.  Controls and Procedures.

See Item 4(T) below.

Item 4(T).  Controls and Procedures.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this report.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

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

*

Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EARTH ENERGY, INC.

Date: April 19, 2010.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland	Chief Executive Officer and Director	April 16, 2010
/s/ Edmund J. Gorman	Chief Financial Officer and Director	April 16, 2010

21