Form 10-Q
period 2010-05-31
GLOBAL EARTH ENERGY, INC.
filed 2010-07-21
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[ X  ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [ X  ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X  ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes  [  ] No[ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At June30, 2010 the registrant had outstanding 121,966,478 shares of common stock.

.

Table of Contents

Item 1.  Financial Statements.

1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

29

Item 4.  Controls and Procedures.

29

Item 4(T).  Controls and Procedures.

29

Item 1.  Legal Proceedings.

30

Item 1a.  Risk Factors.

30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

30

Item 3.  Defaults Upon Senior Securities.

31

Item 4.  Submission of Matters to a Vote of Security Holders.

31

Item 5.  Other Information.

31

Item 6.  Exhibits.

31

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

TABLE OF CONTENTS

Consolidated Balance Sheets at May 31, 2010 (Unaudited) and

  August 31, 2009

1

Consolidated Statements of Operations and Comprehensive Income for the

  Three and Nine Months Ended May 31, 2010 and 2009 (Unaudited)

2

Consolidated Statements of Cash Flows for the Nine Months Ended

 May 31, 2010 and 2009 (Unaudited)

3

Notes to Consolidated Financial Statements

4-11

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	August 31,
	2010	2009

ASSETS
Current Assets
Cash and Cash Equivalents	$ ––	$ 13,897
Accounts Receivable	61,292	––
Employee Advances	3,227	––
Prepaid Expenses	100,175	––

Total Current Assets	164,694	13,897

Property and Equipment – Net of Accumulated Depreciation	137,145	––

Goodwill	951,349	––

Total Assets	$ 1,253,188	$ 13,897

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Overdraft	$ 8,816	$ ––
Line of Credit	80,648	––
Notes Payable – Due Within One Year	21,569	––
Accounts Payable	64,323	––
Accrued Expenses	331,507	169,680
Accrued Interest	291,976	146,632
Accrued Compensation - Directors	2,083,836	1,613,311
Due to Directors	––	369,961

Total Current Liabilities	2,882,675	2,299,584

Notes Payable – Due After One Year	93,065	––

Total Liabilities	2,975,740	2,299,584

Stockholders' Deficit
Common Stock : $.10 Par; 800,000,000 Shares Authorized;
121,124,800 and 6,272,334 Issued and 121,094,800 and 6,242,334, Outstanding, Respectively, with 5,000,000 Shares Held in Escrow	12,109,480	624,233

Common Stock, Class B: $.001 Par; 50,000 Shares
Authorized; -0- Issued and Outstanding	—	––

Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
30,000 and 96,000 Issued and Outstanding, respectively	30	96
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- and 1,000,000 Issued and
Outstanding, respectively	—	1,000
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	—	––

Additional Paid-In Capital	(5,664,075)	3,892,458
Accumulated Deficit	(8,158,535)	(6,801,474)
Accumulated Comprehensive Loss	(7,452)	––
Treasury Stock – 30,000 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(1,722,552)	(2,285,687)

Total Liabilities and Stockholders' Deficit	$ 1,253,188	$ 13,897

The accompanying notes are an integral part of these financial statements.

(A NEVADA CORPORATION)

Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009

Revenues, Net	$ 58,492	$ —	$ 78,492	$ —

Cost of Goods Sold	30,031	—	30,031	—

Gross Profit	28,461	—	48,461	—

Expenses
Compensation Expense – Stock Options	455,755	––	455,755	2,800
Consulting Fees	213,472	189,167	658,037	556,167
General and Administrative	44,619	29,211	144,546	76,806
Interest Expense	53,560	41,369	147,185	113,630

Total Expenses	767,406	259,747	1,405,523	749,403

Loss from Operations Before
Provision for Taxes	(738,945)	(259,747)	(1,357,062)	(749,403)

Provision for Taxes	—	—	—	—

Net Loss for the Period	(738,945)	(259,747)	$ (1,357,062)	(749,403)

Comprehensive Income (Loss)
Foreign Currency Translation	(7,452)	—	(7,452)	—

Comprehensive Income (Loss)	$ (746,397)	$ (259,747)	$ (1,364,514)	$ (749,403)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	50,065,984	24,230,686	29,818,319	24,066,736
Net Loss Per Common Share -
Basic and Diluted	$ (0.02)	$ (0.01)	$ (0.05)	$ (.03)

The accompanying notes are an integral part of these financial statements.

(A NEVADA CORPORATION)

Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED))

For the Nine Months Ended May 31,	2010	2009

Cash Flows from Operating Activities

Net Loss for the Period	$ (1,364,514)	$ (749,403)

Non-Cash Adjustments:
Depreciation	3,235	––
Common Stock Issued in Exchange for Services Rendered	163,000	80,000
Compensation Expense – Stock Options	455,755	2,800
Legal Expense – Stock Options	27,000	––
Common Stock Issued for Prepaid Consulting	(199,175)	––
Goodwill	951,349	__
Bad Debt – Proceeds from Stock Purchase	––	250
Changes in Assets and Liabilities:
Accounts Receivable	(61,292)	––
Employee Advances	(3,227)	––
Prepaid Expenses	(110,875)	(4,000)
Accounts Payable	64,232
Accrued Expenses	161,827	70,979
Accrued Interest	145,343	113,630
Accrued Compensation - Directors	14,768	477,375

Net Cash Flows from Operating Activities	247,517	(8,369)

Cash Flows from Investing Activities
Cash Acquired in Acquisition	(18,781)	––
Cash Purchase of Property	(140,380)	--
Net Cash from Investing Activitie	(159,161)	--
Cash Flows from Financing Activities
Cash Proceeds from Sale of Stock	56,158	––
Repayment of Debt - Net	(21,884)	––
Advances from Directors - Net	(26,376)	23,002

Cash Flows from Financing Activities	7,898	23,002
Bank OverDrafts	8,816
Line of Credit	80,648
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7,452)	––

Net Change in Cash and Cash Equivalents	––	14,633

Cash and Cash Equivalents - Beginning of Period	13,897	1,009

Cash and Cash Equivalents - End of Period	$ (8,816)	$ 15,642

Supplemental Disclosures
Interest Paid	$ —	$ —
Income Taxes Paid	$ —	$ —

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

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

Principles of Consolidation

The consolidated financial statements include the accounts of Global Earth Energy, Inc., and its wholly owned subsidiaries; Knightsbridge Corp. and RCI Solar, Inc. (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

Note B -Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $8,165,987 at May 31, 2010.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note C -Foreign Currency Translation

The Company’s foreign operations in Kelowna, British Columbia, Canada are measured using the local currency as the functional currency.  Assets and liabilities are translated at exchange rates as of the balance sheet date.  Revenues, expenses, and cash flows are translated at weighted average rates of exchange in effect during the year.  The resulting cumulative translation adjustments have been recorded as a separate component of stockholder’s equity and comprehensive income.  Realized gains and losses from foreign currency transactions are included in net income.  Foreign currency cash flows are translated at the weighted average rate of exchange in effect during the period due to the minimal fluctuation in the currency exchange rates during the period.  Management believes that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows.

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Prepaid Expenses

Prepaid expenses consist of five consulting agreements. Four were signed in November 2009, and another signed in April 2010. All terms are for one year.  All of the consulting agreements are being paid with shares of common stock.  See Note F.

Note E - Recently Issued Accounting Standards

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

Note F -   Share Activity

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

On October 18, 2008, Ed Gorman (member of the Board of Directors) was granted as compensation for services options to buy 40,000 shares of the Company’s preferred stock at the last quoted common stock offering price as of that day. A total of 40,000 options were granted at a price of $0.07.

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -   Share Activity - continued

Stock Options

On November 8, 2009, the Company’s attorney was granted as compensation for services options to buy 1,000,000 shares of the Company’s common stock at the last quoted common stock offering price as of that day. A total of 1,000,000 options were granted at a price of $0.027.

On May 26, 2010, the Board of Directors were each granted as compensation for services options to buy 1,000,000 shares of the Company’s common stock at the last quoted common stock offering price as of that day. A total of 6,000,000 options were granted at a price of $0.076.

The following table provides the range of assumptions used by the Company, at the time stock options were issued.

For the nine months ended May 31, 2010 and 2009, $482,755 and $2,800 was expensed utilizing the Black-Scholes option pricing model, respectively.  The following weighted-average assumptions were used for the grants issued:

	2010	2009

Dividend Yield	0.00%	0.00%

Expected Volatility	308.35%	235.24%

Discount Rate	2.061%	3.91%

Option Life	5 Years	10 Years

May 31,	Shares Under Option	Weighted Average Exercise Price	Exercisable

2009
Options Granted	40,000	$0.07	40,000
Options Exercised	––	––	––
Options Forfeited	––	––	––

2010
Options Granted	6,000,000	$0.076	1,000,000
Options Exercised	––	––	––
Options Forfeited	––	––	––

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -   Share Activity – continued

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

On November 6, 2009 the Company entered into an agreement with Warwick Tranter (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in potential purchase of recovery oil and gas wells in Alberta, Canada.  The term of the contract is for one year, expiring on November 6, 2010.  In consideration for his services, the Contractor will receive 1,000,000 common shares

On November 8, 2009 the Company entered into an agreement with Weed & Co. LLP (Contractor).  Pursuant to the agreement the Contractor agrees to act as legal counsel and provide legal services as related to SEC compliance. The term of the contract is for one year, expiring on November 30, 2010.  In consideration for their services, the Contractor received 1,200,000 common shares on November 30, 2009.  The Contractor also was granted options to purchase 1,000,000 shares of common stock at $0.027 per share of which $27,000 was expensed at May 31, 2010.  Further, every six months following the date of the contract the Contractor will be granted options to purchase an additional 500,000 shares.

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -   Share Activity – continued

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

On March 2, 2010, a stockholder that is closely related to Betty-Ann and Sydney Harland (Chairman, andPresident, CEO and Director, respectively) converted 1,000,000 Preferred Class C shares to 1,000,000 common shares.

On April 30, 2010, the Company entered into an agreement with Richard Proulx (Director) as a Contractor.  Pursuant to the agreement the Contractor agrees to assist the Company in Sales for the Company in Quebec, Canada.  The term of the contract is for one year, expiring on April 30, 2011.  In consideration for his services, the Contractor received 2,000,000 common shares on April 30, 2010.

On May 10, 2010, the Company and its wholly owned subsidiary, Global Earth Energy Acquisition Company, entered into an agreement to merge with 688239 B.C. Ltd., a British Columbia Corporation (688239 B.C.).  Pursuant to the agreement the Company issued 65,000,000 common shares to the sole stockholder of 688239 B.C. in exchange for the fair market value of certain assets and liabilities of 688239 B.C.  See Note H.

On June 22, 2010 the Company agreed to issue Sydney Harland (CEO and Director) 23,500,000 shares common stock in lieu of payment by the Company of $350,435 owed to Mr. Harland, included in due to directors.  The agreement was effective as of May 14, 2010.

Note G -   Legal Proceeding

On October 17, 2008 a default judgment was entered against the Company.  The judgment was entered in the District Court of Harris County, Texas for the Plaintiff Norman T. Reynolds against Global Wataire, Inc. for the sum of $77,816 in principal.  The Company also had a receivable from the Plaintiff in the amount of $61,750 which has been netted against the Plaintiff’s claim of payable. Accrued expenses to the Plaintiff at November 30, 2009 amount to $7,316.  As of March 19, 2010 the Plaintiff and the Company had come to a resolution regarding the payable due the Plaintiff and the Company has agreed to pay it. As of the date of this report, the Company and the Plaintiff are in negotiations regarding the receivable amount of $61,750 due to the Company.

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H -   Acquisition

On May 10, 2010, the Company acquired all of the agreed upon assets and liabilities of 688239 B.C. Ltd.  The acquired business employs complementary technologies and serves compatible markets compared with Global Earth Energy, Inc.  688239 B.C.’s assets and liabilities were merged into Global Earth Energy Acquisition Company, a wholly owned subsidiary of the Company, a Wyoming corporation. Upon merger the subsidiary changed its name to RCI Solar, Inc.

RCI Solar, Inc. located in Kelowna, British Columbia, Canada is an electrical contracting company.  The Company has developed new products to bring to market and has obtained contracts with other manufacturers for solar panels.

Under the acquisition method of accounting, the Company is required to measure and recognize the fair value of assets acquired and liabilities assumed.  The Company is then required to measure and recognize goodwill or a gain from a bargain purchase, as the excess of consideration is transferred at the acquisition date over the fair values of identifiable net assets acquired.  The fair value of acquired equipment and identifiable intangible assets, if any, is provisional pending receipt of the final valuations for those assets.

The following table represents the fair value of each identifiable asset acquired and liability assumed as of May 10, 2010:

May 10, 2010

Current Assets	$ 59,480
Equipment	147,781
Total Assets Acquired	$ 207,261

Current Liabilities	$ 203,741
Long Term Liabilities	124,112
Total Liabilities Acquired	$ 327,853

Net Liabilities Acquired	$ 120,592

Goodwill Assumed in Acquisition	$ 120,592

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H -   Acquisition – continued

The following table represents Global’s proforma consolidated results of operations as if the acquisition of 688239 B.C had occurred at the beginning of each period presented.  Such results have been prepared by adjusting the historical Global results to include 688239’s results of operations and incremental interest and other expenses related to the acquisition debt.  The proforma results do not include any cost savings or additional sales that may result from the combination of Global and 688239’s operations.  The proforma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessary indicative of future results.

	Three Months Ended		Nine Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31,2009
Net Sales	$ 214,283	$ 103,519	$ 683,258	$ 291,648
Net Earnings Before Tax	$ (667,920)	$ (202,906)	$ (1,355,484)	$ (716,243)
Net Loss	$ (667,920)	$ (206,008)	$ (1,350,843)	$ (749,233)

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

The following discussion reflects our plan of operation.  This discussion should be read in conjunction with the financial statements which are attached to this report.  This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report.

Since the business previously operated by Global Earth Energy, Inc. no longer has any relevance, the discussion which follows relates primarily to our wholly-owned subsidiary, RCI Solar, Inc., a Wyoming corporation.  Therefore, unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “Global Earth,” all refer to RCI Solar following the Merger which closed on May 10, 2010.

The Plan of Merger

On May 10, 2010, Global Earth Energy, Inc., a Nevada corporation (“Global Earth” or the “registrant”), Global Earth Energy Acquisition Company, a Wyoming corporation (the “Subsidiary”), 688239 B.C. Ltd., a British Columbia corporation (“688239 B.C.”), and Melvin K. Dick (the “688239 B.C. Stockholder”) executed and closed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby 688239 B.C. merged into the Subsidiary, a wholly-owned subsidiary of the registrant (the “Merger”).  As a result of the Merger, the 688239 B.C. Stockholder received shares of the common stock of the registrant, par value $0.10 per share (the “Global Earth Common Stock”) in exchange for all of his shares of the common stock of 688239 B.C., without par value per share (the “688239 B.C. Common Stock”).  The basic terms of the Plan of Merger are as follows:

1.

Plan Adopted.  A plan of merger whereby 688239 B.C. merges with and into the Subsidiary (this “Plan of Merger”), pursuant to the provisions of laws of the Province of British Columbia and the State of Wyoming and Section 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended, is adopted as follows:

(a)

688239 B.C. shall be merged with and into the Subsidiary, to exist and be governed by the laws of the State of Wyoming.

(b)

The Subsidiary shall be the surviving corporation (the “Surviving Corporation”) and its name shall be changed to RCI Solar, Inc.  The Surviving Corporation will continue to be a wholly-owned subsidiary of Global Earth.

(c)

When this Plan of Merger shall become effective, the separate existence of 688239 B.C. shall cease and the Surviving Corporation shall succeed, without other transfer, to all the rights and properties of 688239 B.C. and shall be subject to all the debts and liabilities of such corporation in the same manner as if the Surviving Corporation had itself incurred them.  All rights of creditors and all liens upon the property of each constituent entity shall be preserved unimpaired, limited in lien to the property affected by such liens immediately prior to the Merger.

(d)

The Surviving Corporation will be responsible for the payment of all fees and franchise taxes of the constituent entities payable to the State of Wyoming and the Province of British Columbia, if any.

(e)

The Surviving Corporation will carry on business with the assets of 688239 B.C., as well as the assets of the Subsidiary.

(f)

The Surviving Corporation will be responsible for the payment of the fair value of shares, if any, required under the laws of the Province of British Columbia.

(g)

The 688239 B.C. Stockholder will surrender all of his shares of the 688239 B.C. Common Stock in the manner hereinafter set forth.

(h)

In exchange for the shares of the 688239 B.C. Common Stock surrendered by the 688239 B.C. Stockholder, Global Earth will issue and transfer to him on the basis hereinafter set forth, shares of the Global Earth Common Stock.

(i)

A copy of this Plan of Merger will be furnished by the Surviving Corporation, on request and without cost, to any stockholder of any constituent corporation.

(j)

The authorized capital stock of the Subsidiary is 800,000,000 shares of common stock, par value $0.001 per share (the “Subsidiary Common Stock”), of which one share is issued and outstanding, and 100,000,000 shares of preferred stock, par value $0.001 per share, of which none are issued or outstanding.

(k)

The authorized capital stock of 688239 B.C. is 10,000 shares of common stock, without par value per share, of which 5,000 shares are issued and outstanding held by the 688239 B.C. Stockholder, who is the sole stockholder of 688239 B.C., and an “accredited investor” as defined in the Securities Act of 1933, as amended (the “Securities Act”).

2.

Effective Date.  The effective date of the Merger (the “Effective Date”) shall be the date of the filing of Articles of Merger for the Subsidiary and 688239 B.C. in the State of Wyoming and the Province of British Columbia.

3.

Submission to Stockholders.  This Plan of Merger shall be submitted for approval separately to the 688239 B.C. Stockholder and to Global Earth, the sole stockholder of the Subsidiary, in the manner provided by the laws of the State of Wyoming and the Province of British Columbia.

4.

Manner of Exchange.  On the Effective Date, the 688239 B.C. Stockholder shall surrender his stock certificates representing all of the issued and outstanding shares of the 688239 B.C. Common Stock to the Subsidiary in exchange for certificates representing the shares of the Global Earth Common Stock to which he is entitled.  In exchange, the Subsidiary shall receive all of the issued and outstanding shares of the 688239 B.C. Common Stock held by the 688239 B.C. Stockholder.  Following the receipt of the shares of the 688239 B.C. Common Stock by the Subsidiary, the shares of the 688239 B.C. Common Stock shall be cancelled.  The one share of the Subsidiary Common Stock shall remain issued and outstanding.

5.

Basis of Exchange.  The 688239 B.C. Stockholder currently owns 5,000 shares of the 688239 B.C. Common Stock, which shares constitute all of the issued and outstanding shares of the capital stock of 688239 B.C. As a result of the Merger, the 688239 B.C. Stockholder shall be entitled to receive, in exchange for all of his shares of the 688239 B.C. Common Stock, 65,000,000 shares of the Global Earth Common Stock on the basis of 13,000 shares of the Global Earth Common Stock for each share of the 688239 B.C. Common Stock held by the 688239 B.C. Stockholder.  Any fractional number of shares to be received shall be rounded up to the nearest whole number.  Following the Effective Date, Global Earth shall have 96,842,582 shares of the Global Earth Common Stock issued and outstanding, owned as follows: (a) 31,842,582 shares owned by the Global Earth Stockholders and (b) 65,000,000 shares owned by the 688239 B.C. Stockholder.

6.

Restricted Shares.  All shares of the Global Earth Common Stock to be received by the 688239 B.C. Stockholder hereunder shall be restricted in their resale as provided in the Securities Act, and shall contain a legend as required by Rule 144 promulgated under the Securities Act (“Rule 144”) which shall read as follows:

THE SHARES OF COMMON STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “SECURITIES ACT”), OR ANY STATE SECURITIES LAWS AND NEITHER SUCH SHARES NOR ANY INTEREST THEREIN MAY BE OFFERED, SOLD, PLEDGED, ASSIGNED OR OTHERWISE TRANSFERRED UNLESS A REGISTRATION STATEMENT WITH RESPECT THERETO IS EFFECTIVE UNDER THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS, OR PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT.

The restricted nature of such shares shall not be taken into account or any quoted price of the shares on the Effective Date.  Upon receipt of the Global Earth Common Stock, the 688239 B.C. Stockholder shall execute a Subscription Agreement in the form attached hereto as Attachment A.  In that regard, the 688239 B.C. Stockholder shall acknowledge that Global Earth does not have any obligation to register for resale pursuant to the Securities Act, the shares of the Global Earth Common Stock to be received by him hereunder.

7.

Directors and Officers of the Surviving Corporation.

(a)

Following the Merger, the present Board of Directors of the Surviving Corporation shall serve as the Board of Directors of the Surviving Corporation until the next annual meeting or until such time as their successors have been elected and qualified.

(b)

If a vacancy shall exist on the Board of Directors of the Surviving Corporation on the Effective Date, such vacancy may be filled by the Board of Directors of the Surviving Corporation as provided in the Bylaws of the Surviving Corporation.

(c)

All persons who, on the Effective Date, are executive or administrative officers of the Surviving Corporation shall be the officers of the Surviving Corporation until the Board of Directors of the Surviving Corporation shall otherwise determine.  The Board of Directors of the Surviving Corporation may elect or appoint such additional officers as it may deem necessary or appropriate.

8.

Articles of Incorporation.  The Articles of Incorporation of the Subsidiary existing on the Effective Date, as amended to reflect the change of name to RCI Solar, Inc., a copy of which is attached hereto as Attachment B, shall continue in full force as the Articles of Incorporation of the Surviving Corporation until altered, amended, or repealed as provided therein or as provided by law.

9.

Bylaws.  The Bylaws of the Subsidiary existing on the Effective Date, as amended to reflect the change of name to RCI Solar, Inc., a copy of which is attached hereto as Attachment C, shall continue in full force as the Bylaws of the Surviving Corporation until altered, amended, or repealed as provided therein or as provided by law.

10.

Copies of the Plan of Merger.  A copy of this Plan of Merger is on file at 1 – 215 Neave Road, Kelowna, British Columbia, Canada V1V 2L9, the principal offices of 688239 B.C., and at 1213 Culbreth Drive, Wilmington, North Carolina 28405, the principal offices of Global Earth and the Subsidiary.  A copy of this Plan of Merger will be furnished to any stockholder of 688239 B.C., Global Earth, or the Subsidiary, on written request and without cost.

The Plan of Merger closed on May 10, 2010 and the Effective Date of the Merger was May 10, 2010, with the filing of Articles of Merger in the State of Wyoming.

A copy of the Plan of Merger was filed with the Securities and Exchange Commission.

Accounting Treatment; No Change of Control

The Merger is being accounted for as a as a business combination under ASC 805," Accounting for Business Combinations".Although, 688239,obtains the majority of the common stock outstanding after the combination, the majority of the voting rights are retained by the stockholders of Global Earth Energy, Inc. Additionall, The existing board of directors and senior management having company wide authority over the day to day operations remains unchanged after the combination. Based on the above attributes of the transaction the registrant is identified as the accounting acquirer.Pursuant to ASC 805 the assets and liabilities and the operations of 688239 B.C. prior to the Merger will be reflected in the financial statements and will be recorded at the fair market value at the date of acquisition Our consolidated financial statements after completion of the Merger will include the assets and liabilities of both Global Earth and 688239 B.C., and our operations from the Effective Date of the Merger.

Following the Effective Date and all of the transactions described herein, Global Earth shall have 96,842,582 shares of the Global Earth Common Stock issued and outstanding, owned as follows: (a) 31,842,582 shares owned by the Global Earth Stockholders and (b) 65,000,000 shares owned by the 688239 B.C. Stockholder.  As a result of the Merger, the 688239 B.C. Stockholder owns approximately 67 percent of the issued and outstanding shares of the Global Earth Common Stock following the Merger, with the remaining approximately 33 percent owned by the current Global Earth stockholders.  However, it should be understood that one stockholder of Global Earth owns 1,000,000 shares of the Global Earth Class B preferred stock which has voting rights equal to 500 shares of the Global Earth Common Stock for every one share of Global Earth preferred stock held, which equates to voting rights of 500,000,000 shares of the Global Earth Common Stock, which amount exceeds the outstanding shares of the Global Earth Common Stock.  Therefore, due to the voting rights contained in the outstanding shares of the Global Earth preferred stock, there will be no change of control in Global Earth.

Except as described herein, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangement exists that might result in a future change of control of Global Earth.  Global Earth, for the foreseeable future, will continue to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), following the Merger.

On the Effective Date of the Merger, there were approximately 13,592,582 shares of the Global Earth Common Stock outstanding owned by the Global Earth Stockholders who were not “affiliates” as defined in the Securities Act.  These approximate 13,592,582 shares constituted the “public float” of Global Earth prior to the Merger and will continue to represent the only shares of the Global Earth Common Stock that are currently eligible for resale under Rule 144.

Prior to the Merger, there were no material relationships between Global Earth and 688239 B.C., or any of their respective affiliates, directors or officers, or any associates of their respective officers or directors.

Global Earth intends to carry on the business of 688239 B.C. under the name of RCI Solar, Inc. as discussed below as one of its lines of business.  RCI Solar is located in Vancouver, British Columbia, Canada.

RCI Solar, Inc.

Company Overview.  RCI Solar delivers a suite of residential and commercial renewable energy solutions.  These solutions are expected to reduce energy demand by way of alternative (green) energy supply and management of that supply.  Our clients may achieve energy savings from 50% to 70% for gas and/or electrical services following one simple installation.

RCI Solar is experiencing steady growth and has completed several deployments throughout Western Canada.  New contracts are anticipated throughout various communities in several Canadian provinces.

RCI Solar specializes in Solar Panels, Thermo Energy, and Wind Turbines.  We have over 30 years experience in the industry and have become a partner both in business and in research and development.  Consideration from the National Research Centre of Canada and ecoEnergy Canada has helped RCI Solar position itself to explore new opportunities.  These opportunities will help us further define and develop our solutions as a leader in our market as well as for increased service.

RCI Solar provides professional services and products on renewable energy solutions to its valued customers throughout North America.  We are a “turn-key” solution provider specializing in a complete array of solar renewable energy products all under one umbrella.  In addition, RCI Solar is a vertically integrated company, by providing integrated solar technologies we are able to either embed our current solutions into existing platforms or parallel our product options to maximize sufficient energy gains as well as savings.  We feel that our business model, in additional to our manufacturing abilities, enables us to provide superior renewable energy solutions in a more cost effective manner.  By integrating these same services and product options throughout our dealer network we are able to extend all our customers local representations of our complete product line for all their needs in one stop.  As energy product specialist we further support our customer and dealer base with fully qualified and trained trades personnel who have worked in the industry as an electrician, plumber, HVAC specialist or hydronic expert.

Technology and Products.  Three core products, Solar Domestic Hot Water, Solar Photo Voltaic (PV) Panels, and AQUA III Heating & Cooling System, discussed below, are at the heart of RCI Solar.  All core products have been specifically tailored for our residential and commercial customer renewable energy applications.  Along with the core products, RCI Solar supplies a wide variety of fan convectors, solar storage tanks, controls, invertors, and many other products.  These products help make up our solutions into work applications, potentially saving our clients thousands of dollars every month.

Solar Domestic Hot Water.

•

Residential.  The cost of heating water in a home is likely to be 25% to 30% of the owner’s total energy costs, but can be even higher if there are more than four people in the home.  Almost half of the home’s electric bill or more than 40% of its gas or oil bill may go toward domestic hot water costs.  In the opinion of management, solar water heating is the easiest way to utilize the sun’s energy to conserve fossil fuel and save money.  A residential solar hot water system is expected to reduce the energy a homeowner requires to heat hot water anywhere from 40% to 65%.

•

Commercial.  The same rational as above for hot water applications used in business applies across the board for commercial operations such as restaurants, car washes, hotel/motels, laundromats, resorts and so many more.  But more importantly, their demand for hot water far exceeds the typical house hold by thousands of gallons.  Therefore, the cost saving are sufficiently greater and benefits to using a solar domestic hot water solution is quickly rationalized.

•

Swimming Pools.  Installing a solar hot water solution for heating a swimming pool, hot tub, aquatic center, or hotel/motel recreation center system will increase, sometimes even double, the amount of time their swimming or aquatic center can be comfortably used during the year while offering a sufficient savings.  Economical, when compared to heating a pool with other methods, solar heating can pay for itself in as little as three years and much less for indoor swimming pools.

Solar Photo Voltaic (PV) Panels.

Solar Photo Voltaic panels provide electricity for every season, in every climate, by using clean, renewable solar energy.  A solar system is one of the only household appliances to pay for itself several times during its useful life.  Our Solar PV Solar products are reliable micromorph panels designed to help save the environment as they offer our customers sufficient energy savings in real hard dollars.  Energy bills will decline drastically and immediately as customer enjoy the power of Solar Energy every day.  Solar photovoltaic systems use solar panels made of silicon to convert sunlight into electricity.

Solar Monocrystalline and Micromorph.  RCI uses Solar Micromorph PV panels only for all its commercial and residential applications simply because they outperform Monocrystalline PV Solar panels 5 to 1.  Unlike Monocrystalline panels, Micromorph Solar panels work on cloud/rainy days, under moon light, and absorb 50% more energy.  In addition, from the sun’s 9 spectrums of light, the Micromorph Solar panels accept 6 spectrums of sun light verses 3 spectrums from monocrystalline panels.

AQUA III Heating & Cooling System.

•

Complete heat pump solution for the entire home;

•

Solar domestic hot water;

•

Heating in the winter; and

•

Cooling in the summer.

The AQUA III is an air source air-to-water heat pump system.  The system is designed to replace conventional fossil fuel boilers (Gas/LPG/Oil/direct electric) while providing three to five times more energy efficient heating, cooling as solar hot water to family’s in every community throughout North America.

Our AQUA III heat pump solution absorbs the free energy (heat) from a low-temperature source (air, sun, water or ground) and upgrades it to a higher temperature, via the refrigerant cycle.  Heat pump efficiencies range from 3:1 to 5:1 (300-500%) i.e., for each 1kW of electricity consumed between 3kW – 5kW of heat energy can be absorbed and transferred (300% to 500% more efficient than conventional HVAC systems).  By contrast, conventional fossil fuel boilers produce less heat output, about 0.85kW for every kW consumed; therefore, heat pumps are more cost effective, eco-friendly and use renewable energy for the greater good of our environment.  The AQUA III system is expected to save our customers over 50% of their energy bills immediately and savings should grow as new renewable standards are immediate.

Solar and Energy Controls/Thermostats.  RCI Solar control solutions are designed to make every day living easy and hands-free.  We provide all our customers with simple, full-featured, practical and reliable controls to manage any one of our renewable energy solutions.  Our scalable designs also means that it is not an all-or-nothing solution — customers can start with a basic system and upgrade over time with solutions that fit their lifestyle or company requirements as well as their budgets.

All our control products are easily installed in both new and existing buildings.  We leverage standards-based wireless and wired technology so the customer does have to tear open walls or remodel an entire home or office.  A complete control solution can be installed and programmed in a matter of hours or days so customers can begin enjoying their renewable energy solutions right away and start saving.

Being versatile and expandable means we can also combine other technologies with their climate control solution and make it work all together, effortlessly.  Now, clients can easily manage the lighting, security, music and entertainment at their office and in their homes without dozens of remotes, a degree in programming or a library of manuals.

We have a number of control options available for our devices, including:

•

Internet ready;

•

Touch screen;

•

Smart phone;

•

Remote control;

•

Wall mounted; and

•

Automated thermostat.

Grants and Government Initiatives.  The broad market for alternative energy solutions is expanding at a rapid rate due to government support and spending.  Canadian government grants provide cash to home owners, businesses, and industries in an effort to reduce our ever increasing demands for energy and our dependences on non-renewable resources.  Their support has a help create a stronger and more vibrate market as we switch from traditional energy resources to greener renewable solutions widely available and accepted in today market climate.

New recent Canadian government announcements state that by the year 2020 all new construction must be 100% energy efficient and use only renewable resources to heat/cool and power tomorrow’s buildings.  While current structures must meet the demand to be 50% dependent.  Subject to the client’s neighborhood and government regulations funding can cover up to 50% of the total product purchase price including installation and configuration.  In some areas, and commercial settings, funding can exceed 70% and are packaged with several other government incentives including tax considerations.  For the First Nations and other Indian Bands (Tribes) funding assistances is available for up to 100% for renewable energy solutions when you factor in remote communities where traditional methods are simply too costly to employ, educational programs and other long term objectives for the entire native community (reserve).

At all levels of government throughout North America, there are several national and local incentives.  These incentives are designed to help curve the capital cost, educate the consumer and provide long term assistances.  These incentives are expect to ensure that both business and residential communities employ greener, technologies in every aspect of their building.  Today, in Canada, consumers are fined for “over-usage” of certain products (they have separate meters installed on buildings) and pay a premium if they exceed regulated amounts.  In some communities traditional technologies have been replaced with alternate solutions.

Renewable Energy Market.  The success of renewable energy sources and its rapid up-take has been attributed to three factors:

•

Concern over remaining fossil fuel reserves, import dependence and security of supply;

•

Concern about environmental pollution; and

•

Government support and financial incentives.

While the first two of these factors are fundamental drivers (without financial incentives which are currently offered by nearly all levels of government), renewable energy would not have taken off  simply because of it high costs in some cases as compared to traditional methods and/or products.

RCI Solar has established itself with what we feel are proven products backed with manufacturer expertise and turn-key product support.  A key component to RCI Solar is its strong relationship directly with the manufacturer either as an OEM representative or under an exclusive reseller license.  These ties not only provide RCI Solar with the necessary skills sets to supports its customers but more importantly provide manufacturing/distributor pricing for all our valued customers.

As we educate our clientele in this evolving industry with product knowledge and in-house training programs we create new synergies to support our client network throughout the communities we serve.  As a result we also create stronger product knowledge which is re-invested into the products we carry.

We feel that “Going Green” is one of the best business investments one can make, turning highly variable energy costs into a low, predictable operating expense.  Renewable energy incentives and government grants offers business owners considerable motivation to go solar.  When power is generated with solar electrical systems, the utility company pays.

Net-Metering Credits for Photo Voltaic Systems.  Commercial or residential consumers earn dollars for having solar (PV) on their roof tops.  All the extra energy produced is sent to the utility company for a credit against their account.

Net metering is an electricity policy (from the utility provider) for consumers who own renewable energy products, such as solar photo voltaic panels – our case the micromorph solar panels.  “Net” in this context is used in the sense of meaning “what remains after deductions” — in this case, the deduction of any energy outflows from metered energy inflows.  Under net metering, a system owner receives retail credit for a portion of the electricity they generate over then that they consumed.  Most electricity meters accurately record in both directions (what is used and what is sent to the grid), allowing a no-cost method of effectively banking excess electricity production for future credit.  However, the rules vary significantly by country and possibly state/province; if net metering is available, if and how long you can keep your banked credits, and how much the credits are worth (retail/wholesale).  Most net metering laws involve monthly rollover of kWh credits, a small monthly connection fee, require monthly payment of deficits (i.e., normal electric bill), and annual settlement of any residual credit.

With regard to the chart below, the consumer receives a credit/payment from the utility company for the amount indicated in the column (contract Price/hWh).

	Size tranches	Contract Price ¢/kWh
Any type	< 10kW	80.2
Rooftop	>10 <250 kW	71.3
Rooftop	>250 <500 kW	63.5
Rooftop	>500 kW	53.9
Ground Mounted^	<10 kW	44.3

In Canada and United States, if a commercial solar power system is tied in with a new roof for the business, the business owner can also enjoy 5-year depreciation on the re-roofing costs.

Electric rates are rising from 20% to 30% per year, with no end in sight.  A commercial solar power system for any business gives it the ability to offset electric rate increases and even eliminate its electric bill.  Because solar is a proven technology backed by a 25-year manufacturer’s warranty, the business is expected to enjoy fixed electric rates for the next quarter century or more.

Being a solar power company, we are always investing in new technologies.  We are now installing a non-penetrating flat plate product for commercial roofs.  This latest advancement in solar can be installed quickly without voiding existing roofing warranties.

In our opinion, business advantages for solar thermal systems are also smart investments for both large and small business and offer similar tax and grant incentives.  Whether our clients manage a large hotel chain or own a local winery, a commercial solar thermal installation will provide many advantages including:

•

Significant utility savings;

•

Corporate tax benefits;

•

Increased property value; and

•

Greener corporate image.

Companies throughout Canada and the United States are also seeing advantages in renewable solar thermal energy technologies - not just because it is beneficial to the environment, but because it good for the bottom line too.  Business owners and facility managers are continually under pressure to reduce operating costs and boost the bottom line.  According to the U.S. Department of Energy, more than 20% of business energy costs could be cut by investing in renewable solar thermal technology.

The commercial cost for natural gas has risen from CDN$7.20/gigajoule in 1980 to CDN$13.03/gigajoule in 2010 – an increase of 81% over 30 years.  As energy rates continue to rise, companies are looking to solar thermal systems as the solution to hedge against rising energy costs.

By tapping into the renewable power of the sun to heat water, businesses can significantly reduce operating costs and add to the bottom line.  The energy savings potential is even greater for businesses that use an abundance of hot water such as: restaurants, hotels, universities, wineries, breweries, casinos, and amusement parks.  The costs saving potential matched with government incentives is expect to make solar energy more affordable than ever.

Over the course of the year, a properly sized and installed solar thermal hot water system can supply up to 75% of the home’s hot water needs.  If the home owner is using solar thermal to heat and cool their property with the our Aqua III heating and cooling system, the savings jump dramatically with faster pay-back periods, increased property value and higher government incentives.

RCI Solar specializes in the Canadian Tiered Electrical Bill Reduction and Net Metering Systems.  Because electric rates rise steeply with power consumption, the more power they consume, the higher their electric rate.

Electric rates are increasing 15% to 33% per year.  With the purchase of a Bill Reduction System or Net Metering solution, clients can reduce or even eliminate their monthly electric bill with a RCI Micromorph Solar Panel System.

Residential Solar Kits.  The home-renovation business accounts for billions of dollars each year.  Needless to say there are millions of do-it-yourself homeowners all trying to find ways to “go green.”  Energy efficiency and going green go hand in hand.  They have already made their home as energy-efficient as possible; their next logical step is to start generating electricity or alternate heating themselves.  Naturally, the easiest way to do this is with solar energy.  Thanks to advancements in solar technology, our in-house expertise and close supplier relations, consumers can now purchase a solar power kit that can be up and running in no time.  RCI Solar kits designed for distribution are all:

•

Easy to assemble;

•

Simple to design;

•

All-inclusive;

•

User-friendly;

•

Expandable; and

•

Incentives available.

Do-it-yourself solar kits can be obtained in assorted types, but all will consist of almost the identical components for either Solar Thermal or Solar PV, but there will be various sizes.  These sizes might be rectangles and squares, a reason for this is due to the fact they can be easy to place side by side or for mounting to different kinds of devices, such as a recreation vehicle.

RCI Solar has designed solar thermal hot water and solar photo voltaic kits for home building centers, consumer electronic merchandisers, as well as mechanical or home sense department chains including a company’s warehouse box providers.  Solar kits available are:

•

Solar recreation vehicles and camping kits;

•

Solar cabins and other remote building kits;

•

Solar gates kits;

•

Solar lighting kits; and

•

Solar marine and boat dock kits.

Professionally designed and packaged with complete documentation, users will enjoy the ease of use and energy savings while store owners will receive financial rewards as “go-green” is not only versatile, it is economical and profitable.

Canadian Regulations

There are a number of performance, safety and installation standards that pertain to solar energy products in Canada.  Listed below are the standards that are applicable to Canada with additional links that will provide further information on complimentary component standards and solar testing facilities and organizations:

CSA Standards for Solar Hot Water Heating.

•

CSA F378-87 (R2004) – Solar Collectors.

•

CSA F379-09 – Packaged Solar Domestic Hot Water Systems (liquid to liquid heat transfer).

•

CSA F383-08 – Installation Code for Solar Domestic Hot Water Systems.

•

Solar Domestic Hot Water Systems Components.

CSA Standard for Solar Photo Voltaics.

•

CAN/CSA C61215-08 - Crystalline silicon terrestrial photovoltaic (PV) modules – Design qualification and type approval. (Adopted IEC 61215:2005, second edition, 2005-04).

•

CAN/CSA  C61646-2 - Thin film terrestrial PV modules - Design qualification and type approval.

•

ULc ORD C1703-1 PV Module Safety Standard.

•

CAN/CSA F382-M89 (R2004) – Characterization of Storage Batteries for Photovoltaic Systems.

•

Balance of System Components – Underwriters Laboratories of Canada.

Generally, standards are requirements or recommendations based on best practices and are created by bringing together the experience and expertise of diverse groups of interested parties – the manufacturers, sellers, buyers, users and regulators of a particular material, product, process or service.

The International Electrotechnical Commission (IEC), the Institute of Electrical and Electronics Engineers (IEEE), ASTM International (originally known as the American Society for Testing and Materials) and Underwriters Laboratories Inc. (UL) all publish standards for photovoltaic (PV) products.

The Solar ABCs work will mainly cover standards on PV products, including PV modules, balance of system (BOS) components, and both the stand-alone and grid connected PV systems.  These standards primarily deal with PV product performance, reliability and safety.

ASTM International Technical Committee E44 on Solar, Geothermal and Alternative Energy Sources has organized renewed efforts for standards development in the solar energy industry.  During their February 19, 2009 virtual meeting with national laboratories, manufacturers, government agencies and researchers, they were able to identify various areas of both short and long term standards development needs.  ASTM technical committee E44 evaluated and addressed those needs recently identified.  From these recent efforts we have the following new standards development projects:

•

Installation of Roof Mounted Photovoltaic Arrays WK21327.

•

Reporting Photovoltaic Non-Concentrator System Performance WK22009.

•

Solar Radiation Weathering of Photovoltaic Modules WK22010.

•

Photovoltaic Module Reliability Assessment WK25362.

•

Photovoltaic Module Frame Grounding Issues.

•

Wind Load Testing, Analysis, and Design Code Development.

In addition to these efforts, a new subcommittee on glass for solar applications has been developed.  An April 2008 workshop held by the U.S. Department of Energy to explore how the glass and solar industries could best meet each other's needs served as the impetus for the formation of E44.20.  During this workshop, it was decided that solar glass standards should be developed so that any solar manufacturer would be able to purchase glass from different supplies, as long as it met necessary standards for transmissivity, strength, coatings and other characteristics.  Following this workshop, the Department of Energy consulted with ASTM International, which ultimately led to the formation of the new subcommittee.

United States Regulations

Solar America Board of Codes and Standards (Solar ABCs).

The Solar America Board for Codes and Standards (Solar ABCs) is a collaborative effort among experts to formally gather and prioritize input from the broad spectrum of solar photovoltaic stakeholders including policy makers, manufactures, installers, and consumers resulting in coordinated recommendations to codes and standards making bodies for existing and new solar technologies.  The U.S. Department of Energy funds Solar ABCs as part of its commitment to facilitate wide-spread adoption of safe, reliable, and cost effective solar technologies.

The Solar ABCs change the practice of developing, implementing, and disseminating solar codes and standards in the following ways:

•

By providing formal coordination in the planning and revision of separate, through interrelated, solar codes and standards;

•

By providing access for stakeholders to participate with members of standards making bodies in setting national priorities on technical issues;

•

By developing a centralized repository for collection and dissemination of documents, regulations, and technical materials related to solar codes and standards; and

•

By creating a centralized home for three key technical services: (i) generating consensus “best practices” materials and disseminating such materials to utilities, state, and other regulating jurisdictions, (ii) answering code-related questions (technical or statutory in nature), and (iii) providing feedback on important related issues to DOE and government agencies.

Further information concerning regulations may include building codes, electrical or plumbing codes as well as permits and applications.  This will vary between Canada and the United States as well as from Province to Province and State to State.

Market Overview

The energy of the future will be and must be regenerative and sustainable.  The generation and storage of renewable energy will be the fastest growing sector in energy market for the next five to 10 years.  The market volume of renewable energy worldwide is expected to increase from US$ 95.8 billion in 2007 to US$ 124.4 billion in 2010 and reach US$ 198.1 billion in 2015.

Today, 15% of the world’s population consumes more than 70% of the generated energy.  However, the fast growth of the developing countries like China and India raises serious question for the balance of energy industry.  Meanwhile, the hiking price of oil and gas, the severe air pollution and global warming demand the shift from conventional fossil fuel to clean, regenerative and sustainable energy sources.

The major market driving forces come from three aspects.  First is the governmental policy and social awareness backed with incentives.  In North America, environmental protection and energy security are the key political concerns which favor the use of clean energy.  In both Canada and the United States, governments sponsor programs for using solar energy, hydropower, wind power and biomass as well as set regulations and standards for emission so that biofuel, solar energy, hydrogen based energy and other environmental friendly energy are adopted.

Second is the pricing factor.  Whereas the oil and gas price is rising in the long term and extremely volatile, the price for renewable energy is stably going downward.  The material benefits will naturally attract more and more industrial and residential consumers.

Both of these two driving forces are finally based on the development of technology.  Only when the technology enables large scale production and competitive costs, is the commercial application possible.  Today we see companies throughout North America evolve quickly with solutions in all areas of renewable energies.

Apart from energy production, the saving potentials in the energy market (especially in Europe and North America) are very high.  People become more and more aware that energy savings and sustainability in energy generation and energy utilization can be of existential importance.  Consequently, the efficient usage of renewable energy is also an important part of the energy industry.

Marketing

Dealer Network – Web Based Solar Energy Needs Analysis Calculator.  The RCI Solar brand continues to grow in strength throughout our communities, fueled by market success and innovation, and aided by our North American network of dealers.  If our clients have a question about RCI Solar products, financing, insurance, training or maintenance, our network of regional and district resellers/dealers are there to assist them.  If our clients want to know if it makes economic sense to replace one energy solution with another, our network of regional and district resellers/dealers are there to assist them.

Our dealerships are involved in the communities where their employees and customers work and live.  Backed with numerous programs to support our dealers and help draw new customers into their dealerships, our overall ambition is to deliver turn-key renewable energy solutions to all our clients through our dealer network.

To further support our dealers with their customer inquiries on renewable energies, we have designed a web based – “Solar Energy Needs Analysis Calculator” (to be implement 3rd quarter of 2010).  From our web-site, clients will be able to use an energy mapping utility to evaluate their energy production and savings, costs, emission reductions, financial viability and risk for various types of renewable-energy solutions as provided from RCI Solar and/or others.  These utilities will be made available in both Canada and United States and will take into consideration the various climate as well as weather conditions in each State or Province.  It will include product, project, hydrology and other climate databases (as weather conditions change/global warming), a detailed online user manual, and case studies including engineering e-textbooks that can be integrated into any one of our dealer web-sites.

Competition

Our major competitors consist of SolarCity, WSE Technology Solar, Akeena Solar, Swiss Solar Tech, and Solar Heating Canada.

•

SolarCity is Canada’s leading full-service solar provider for homeowners, businesses and government organizations.

•

WSE Technology Solar provides solar water heating, solar domestic water heat, and off grid solar water heating systems.

•

Akeena Solar is a solar installer, with thousands of customers.

•

Swiss Solar Tech provides highly efficient heating and cooling systems for commercial buildings.

•

Solar Heating Canada specializes in the distribution, design and installation of solar heating (thermal) systems.

OEM Manufacturing Agreements

RCI Solar has secured manufacturing agreements for its complete line of renewable energy solutions and distribution agreements for all its peripherals and accessories lines, including Solar Thermal Collectors, Solar Photo Voltaic Panels, and HVAC EcoEnergy Heat Pumps.

To assist with product acquisition, supplier relations, translations and government polices with its international partners, RCI Solar has secured an alliance representatives from:

•

U.S. Department of Commerce;

•

Ministry of Foreign Affairs of the People's Republic of China;

•

Taiwan Trade Centre;

•

German Chamber Network; and

•

Canada Foreign Affairs.

All products manufactured for RCI Solar meet all U.S. and Canadian safety standards.  The standards for safety are essential to helping RCI Solar to ensure its products meet public safety as well as product confidence.  In addition help reduce costs, improve quality and limit product failure and/or return.  All our products are tested to UL’s rigorous safety standards.  Please see http://www.ul.com/global/eng/pages/corporate/standards for further testing information.

Properties

Our principal executive offices are located at 1213 Culbreth Drive, Wilmington, North Carolina 28405.  We lease this facility at a rental rate of US$100 per month.  In addition, we have offices at 1A - 215 Neave Road, Kelowna, British Columbia, Canada, V1V 2L9, which we lease at a rental rate of CND$3,000 per month, and No. 3 - 615 – 5th Avenue, Oroville, Washington 98844, which we lease at a rental rate of US$250 per month.

We believe that all of our facilities are adequate for our current operations.  However, we expect that we could locate other suitable facilities at comparable rates, should we need more space.

Employees

RCI Solar has three key employees, Melvin K. Dick, Don McMullen, and Jeff Hoogveld.

Melvin K. Dick is the principal in charge of RCI Solar.  He has over 30 years as a fully qualified electrical technician serving both traditional and renewable energy projects.  Mr. Dick brings both expertise and “hands-on” knowledge with solar power, controls, and management as well as distribution levels for various loads/capacities.  He is heavy involved in the design and development for all products offered by RCI Solar.

Don McMullen is our project engineer.  He has spent over 25 years in mechanical, HVAC, and solar hydronic applications.  Mr. McMullen has worked throughout Canada and is well familiar with the many climate conditions, especially in the north.  His working expertise and knowledge with various climate conditions will allow RCI Solar to ensure that proven “green” renewable solar solutions are employed correcting for the right environment, which are expected to maximize our customer’s returns on their energy investment for either their buildings or mechanical structures.

Jeff Hoogveld is our operations manager and in charge of customer relations.  He joined RCI Solar as operations manager in order to participate in the core growth of our sales objectives.  His responsibilities will be to structure our dealer and affiliate networks throughout Canada and to assist in educating buyers in the real costs savings of alternative solar renewable energy.  With over 25 years in working with dealer networks, project distribution, local and federal governments agencies specializing in evolving technologies, his expertise is expected to further secure both customer and business relationships.  In addition, Mr. McMullen has a working relationship with the National Research Council of Canada, and ecoEnergy Energy Canada.

RCI Solar has also created an advisory team consisting of representatives from its dealer network and established business colleagues to synergize both our trades people and service representatives to help grow RCI Solar not only from within but forward.  These mechanical, electrical and plumbing professionals, all help RCI Solar provide proven energy solutions backed with expertise directly to the customers across the nation.

We do not currently anticipate that we will hire any employees in the next six months.  However, as our operations expand, we will need to employ the persons that we may need.  We do not feel that we would have any difficulty in locating needed help.

Global Earth Energy currently has two employees and RCI Solar has five employees.  As we grow, we will need to attract an unknown number of additional qualified employees.  Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed.  None of our employees are currently represented by a labor union.

Transfer Agent

Transfer Online, Inc. is our transfer agent.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported.  Note A of Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements.  Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Results of Operations

Three and Nine Months Ended May 31, 2010 Compared With Three and Nine Months Ended May 31, 2009.

Revenues

Net Revenue for the three months ended May 31, 2010 and 2009 was $58,492 and $0, respectively.  Net revenue for the nine months ended May 31, 2010 and 2009 was $78,492 and $0, respectively.  The Company's subsidiary (Knightsbridge) entered into a consulting agreement with an unrelated party in the amount of $100,000 on May 19, 2009. Knightsbridge will be assisting its client in becoming publicly traded on the Frankfurt Stock Exchange. For the three months and nine months ended May 31, 2010 revenues from this contract were $-0- and $20,000, respectively. For the three months and nine months ended May 31, 2010 revenues from RCI Solar, Inc. were $58,492 and $58,492, respectively.

Gross Profit

Gross profit for the three months ended May 31, 2010 and 2009 was $28,461and $-0-, respectively.  Gross profit for the nine months ended May 31, 2010 and 2009 was $48,461 and $-0-_, respectively.

Selling General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended May 31, 2010 were $713,846, an increase of $495,468 from $218,378 for the three months ended May 31, 2009.  For the nine months ended May 31, 2010 SG&A expenses were $1,258,338, an increase of $622,565 from $635,773 for the nine months ended May 31, 2009.

Interest expense for the three months ended May 31, 2010 was $53,560 an increase of $12,191 from $41,369 for the three months ended May 31, 2009. For the nine months ended May 31, 2010 interest expense was $147,185 an increase of $33,555 from $113,630 for the nine months ended May 31, 2009.

Other Income and Expense

None

Net Loss

Net loss for the three months ended May 31, 2010 was $738,945 an increase of $479,198 from $259,747 for the three months ended May 31, 2009. For the nine months ended May 31, 2010 net loss was $1,357,062 an increase of $607,659 from $749,403 for the nine months ended May 31, 2009.

Liquidity and Capital Resources

Our operations used approximately $22,713 in cash for the nine months ended May 31, 2010. Cash required during the nine months ended May 31, 2010 came principally from revenues of $78,492 for the nine months ended May 31, 2010, cash reserves of $13,897 and cash sales of stock of $56,158.

Dutchess Capital Financing

Effective on May 20, 2010, Global Earth Energy, Inc. and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership (as the “Investor”) executed that certain Investment Agreement which provided upon the terms and subject to the conditions contained in the Investment Agreement that the Investor shall invest up to $10,000,000 to purchase the Registrant’s Common Stock, no par value per share (the “Common Stock”).  Such investments will be made in reliance upon the provisions of Section 4(2) under the Securities Act of 1933, as amended (the “1933 Act”), Rule 506 of Regulation D, and the rules and regulations promulgated thereunder, and/or upon such other exemption from the registration requirements of the 1933 Act as may be available with respect to any or all of the investments in Common Stock to be made thereunder.

Contemporaneously with the execution and delivery of the Investment Agreement, the Registrant and the Investor executed and delivered a Registration Rights Agreement pursuant to which the Registrant has agreed to provide certain registration rights under the 1933 Act, and the rules and regulations promulgated thereunder, and applicable state securities laws.

Some of the pertinent provisions of the Investment Agreement are as follows:

Purchase and Sale of Common Stock.  Subject to the terms and conditions set forth in the Investment Agreement, the Registrant may issue and sell to the Investor, and the Investor shall purchase from the Registrant, up to that number of shares of the Common Stock having an aggregate Purchase Price of $10,000,000.

Delivery of Put Notices.  Subject to the terms and conditions of the Equity Line Transaction Documents, and from time to time during the Open Period, the Registrant may, in its sole discretion, deliver a Put Notice to the Investor which states the dollar amount (designated in U.S. Dollars) (the “Put Amount”) of Shares which the Registrant intends to sell to the Investor on a Closing Date (the “Put”).  The Put Notice shall be in the form attached to the Investment Agreement as Exhibit C and incorporated in the Investment Agreement by reference.  The amount that the Registrant shall be entitled to Put to the Investor (the “Put Amount”) shall be equal to up to either 1) two hundred percent (200%) of the average daily volume (U.S. market only) of the Common Stock for the three (3) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date or 2) two hundred fifty thousand dollars ($250,000).  During the Open Period, the Registrant shall not be entitled to submit a Put Notice until the Pricing Period for the prior Put has been completed.  The Common Stock identified in the Put Notice shall be purchased for a price equal to the Purchase Price.

Conditions to Investor’s Obligation to Purchase Shares.  Notwithstanding anything to the contrary in the Investment Agreement, the Registrant shall not be entitled to deliver a Put Notice and the Investor shall not be obligated to purchase any Shares at a Closing unless each of the following conditions are satisfied:

•

A Registration Statement shall have been declared effective and shall remain effective and available for the resale of all the Registrable Securities (as defined in the Registration Rights Agreement) at all times until the Closing with respect to the subject Put Notice;

•

At all times during the period beginning on the related Put Notice Date and ending on and including the related Closing Date, the Common Stock shall have been listed on the Principal Market and shall not have been suspended from trading thereon for a period of two (2) consecutive Trading Days during the Open Period and the Registrant shall not have been notified of any pending or threatened proceeding or other action to suspend the trading of the Common Stock;

•

The Registrant has complied with its obligations and is otherwise not in breach of or in default under, this Agreement, the Registration Rights Agreement or any other agreement executed in connection herewith which has not been cured prior to delivery of the Investor’s Put Notice Date;

•

No injunction shall have been issued and remain in force, or action commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the Securities; and

•

The issuance of the Securities will not violate any shareholder approval requirements of the Principal Market.

If any of the events described in clauses above occurs during a Pricing Period, then the Investor shall have no obligation to purchase the Put Amount of Common Stock set forth in the applicable Put Notice.

Mechanics of Purchase of Shares by Investor.  Subject to the satisfaction of the conditions set forth in Sections 2(E) of the Investment Agreement, the closing of the purchase by the Investor of Shares (a “Closing”) shall occur on the date which is no later than ten (10) Trading Days following the applicable Put Notice Date (each a “Closing Date”).  Prior to each Closing Date, (I) within five (5) Trading Days, the Investor will notify the Registrant of the number of shares to be delivered to the Investor; and (II) the Registrant shall deliver to the Investor pursuant to the Investment Agreement, certificates representing the Shares to be issued to the Investor on such date and registered in the name of the Investor within eight (8) Trading Days of the Put Notice Date; and (III) the Investor shall deliver to the Registrant the Purchase Price to be paid for such Shares, determined as set forth in Section 2(B) of the Investment Agreement within seven (7) Trading days.  In lieu of delivering physical certificates representing the Securities and provided that the Registrant’s transfer agent then is participating in The Depository Trust Registrant (“DTC”) Fast Automated Securities Transfer (“FAST”) program, upon request of the Investor, the Registrant shall use all commercially reasonable efforts to cause its transfer agent to electronically transmit the Securities by crediting the account of the Investor’s prime broker (as specified by the Investor within a reasonable period in advance of the Investor’s notice) with DTC through its Deposit Withdrawal Agent Commission (“DWAC”) system.

The Registrant understands that a delay in the issuance of Securities beyond the Closing Date could result in economic damage to the Investor.  After the Effective Date, as compensation to the Investor for such loss, the Registrant agrees to make late payments to the Investor for late issuance of Securities (delivery of Securities after the applicable Closing Date) in accordance with the following schedule (where “No. of Days Late” is defined as the number of Trading days beyond the Closing Date, with the Amounts being cumulative.)

The Registrant shall make any late payments incurred in immediately available funds upon demand by the Investor.  Nothing in the Investment Agreement shall limit the Investor’s right to pursue actual damages for the Registrant’s failure to issue and deliver the Securities to the Investor, except that such late payments shall offset any such actual damages incurred by the Investor, and any Open Market Adjustment Amount, as set forth in the Investment Agreement.

Overall Limit on Common Stock Issuable.  Notwithstanding anything contained in the Investment Agreement to the contrary, if during the Open Period the Registrant becomes listed on an exchange that limits the number of shares of Common Stock that may be issued without shareholder approval, then the number of Shares issuable by the Registrant and purchasable by the Investor, shall not exceed that number of the shares of Common Stock that may be issuable without shareholder approval (the “Maximum Common Stock Issuance”).  If such issuance of shares of Common Stock could cause a delisting on the Principal Market, then the Maximum Common Stock Issuance shall first be approved by the Registrant’s shareholders in accordance with applicable law and the By-laws and Articles of Incorporation of the Registrant, as amended, if such issuance of shares of Common Stock could cause a delisting on the Principal Market.  The parties understand and agree that the Registrant’s failure to seek or obtain such shareholder approval shall in no way adversely affect the validity and due authorization of the issuance and sale of Securities or the Investor’s obligation in accordance with the terms and conditions hereof to purchase a number of Shares in the aggregate up to the Maximum Common Stock Issuance limitation, and that such approval pertains only to the applicability of the Maximum Common Stock Issuance limitation provided in this Section 2(H).

If, by the third (3rd) business day after the Closing Date, the Registrant fails to deliver any portion of the shares of the Put to the Investor (the “Put Shares Due”) and the Investor purchases, in an open market transaction or otherwise, shares of Common Stock necessary to make delivery of shares which would have been delivered if the full amount of the shares to be delivered to the Investor by the Registrant (the “Open Market Share Purchase”), then the Registrant shall pay to the Investor, in addition to any other amounts due to Investor pursuant to the Put, and not in lieu thereof, the Open Market Adjustment Amount (as defined below).  The “Open Market Adjustment Amount” is the amount equal to the excess, if any, of (x) the Investor’s total purchase price (including brokerage commissions, if any) for the Open Market Share Purchase minus (y) the net proceeds (after brokerage commissions, if any) received by the Investor from the sale of the Put Shares Due.  The Registrant shall pay the Open Market Adjustment Amount to the Investor in immediately available funds within five (5) business days of written demand by the Investor.  By way of illustration and not in limitation of the foregoing, if the Investor purchases shares of Common Stock having a total purchase price (including brokerage commissions) of $11,000 to cover an Open Market Purchase with respect to shares of Common Stock it sold for net proceeds of $10,000, the Open Market Purchase Adjustment Amount which the Registrant will be required to pay to the Investor will be $1,000.

Limitation on Amount of Ownership.  Notwithstanding anything to the contrary in the Investment Agreement, in no event shall the Investor be entitled to purchase that number of Shares, which when added to the sum of the number of shares of Common Stock beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the 1934 Act), by the Investor, would exceed 4.99% of the number of shares of Common Stock outstanding on the Closing Date, as determined in accordance with Rule 13d-1(j) of the 1934 Act.

Copies of the Investment Agreement and the Registration Rights Agreement were filed with the SEC..  Please refer to the agreements for the definitions of all of the capitalized terms used herein not otherwise defined herein.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On May 14, 2010, Sydney A. Harland, president and chief executive officer of Global Earth Energy, Inc. (the “Registrant”), was issued 23,500,000 shares by the Registrant, in exchange for expenses owed by the Registrant to him as of August 31, 2008 in the amount of $350,435.00.  Mr. Harland agreed with the Registrant on August 31, 2008 to accept the shares in lieu of repayment of the expenses.  As a result, even though the shares have only been recently issued, the shares were actually earned and paid for by Mr. Harland on August 31, 2008.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act. Mr. Harland took his securities for investment purposes without a view to distribution and had access to information concerning the Registrant and its business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the purchase of the Registrant's shares.  The securities were sold only to an accredited investor, as defined in the Securities Act with whom the Registrant's had a direct personal preexisting relationship, and after a thorough discussion.  Finally, the Registrant's stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Mr. Harland was provided with access to the Registrant's filings with the SEC, including the following:

•

Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act.

•

The information contained in an annual report on Form 10-K under the Exchange Act.

•

The information contained in any reports or documents required to be filed by the Registrant under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•

A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in the Registrant’s affairs that are not disclosed in the documents furnished.

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

Date: July 20, 2010.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and
   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland	Chief Executive Officer and Director	July 20, 2010
/s/ Edmund J. Gorman	Chief Financial Officer, Principal Accounting Officer, and Director	July 20, 2010