Form 10-Q/A
period 2010-05-31
GLOBAL EARTH ENERGY, INC.
filed 2010-07-30
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q/A

(Amendment No.1 to Form 10-Q)

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

30

Item 3.  Defaults Upon Senior Securities.

31

Item 4.  Submission of Matters to a Vote of Security Holders.

31

Item 5.  Other Information.

31

Item 6.  Exhibits.

31

i

Explanatory Note

On July 20, 2010 we filed with the Securities and Exchange Commission our Quarterly Report on Form 10-Q for the period ended May 31, 2010.  This Amendment No. 1 to our Quarterly Report on Form 10-Q is shown in the Financial Reports of the Company.  The financial statements have been restated to properly reflect the acquisition of 688239 B.C. Ltd. in the statement of Cash Flows and Note H.  The restatement has been made to the current quarter cash flow and has no impact on the net income (loss) or overall presentation of the financial statements.

The filing of this Form 10-Q/A, Amendment No. 1, is not an admission that our Form 10-Q for the quarter ended May 31, 2010 when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except as described herein, no other changes have been made to our Quarterly Report on Form 10-Q.  We have not updated the disclosures in this Form 10-Q/A, Amendment No. 1, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

ii

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

4-12

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

(A NEVADA CORPORATION)

Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(RESTATED)

	(Restated)
For the Nine Months Ended May 31,	2010	2009

Cash Flows from Operating Activities

Net Loss for the Period	$ (1,364,514)	$ (749,403)

Non-Cash Adjustments:
Depreciation	3,235	––
Common Stock Issued in Exchange for Services Rendered	163,000	80,000
Compensation Expense – Stock Options	455,755	2,800
Legal Expense – Stock Options	27,000	––
Common Stock Issued for Prepaid Consulting	(199,175)	––
Bad Debt – Proceeds from Stock Purchase	––	250
Changes in Assets and Liabilities:
Accounts Receivable	(6,612)	––
Employee Advances	(928)	––
Prepaid Expenses	127,800	(4,000)
Accounts Payable	163	––
Accrued Expenses	150,180	70,979
Accrued Interest	145,343	113,630
Accrued Compensation - Directors	472,246	477,375

Net Cash Flows from Operating Activities	(26,507)	(8,369)

Cash Flows from Investing Activities
Sales of Property and Equipment	1,186	––

Net Cash Flows from Investing Activities	1,186	––

Cash Flows from Financing Activities
Bank Overdraft	(9,965)	––
Line of Credit	(19,936)	––
Cash Proceeds from Sale of Stock	57,658	––
Repayment of Debt - Net	(4,259)	––
Advances from Directors - Net	(19,526)	23,002

Cash Flows from Financing Activities	3,972	23,002

Effect of Exchange Rate Changes on Cash and Cash Equivalents	7,452	––

Net Change in Cash and Cash Equivalents	(13,897)	14,633

Cash and Cash Equivalents - Beginning of Period	13,897	1,009

Cash and Cash Equivalents - End of Period	$ ––	$ 15,642

Supplemental Disclosures
Interest Paid	$ —	$ —
Income Taxes Paid	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:

Summary of Assets Acquired and Liabilities Assumed from Acquisitions of 688239 B.C.
Accounts Receivable	$ 54,680	$ —
Employee Advances	$ 2,299	$ —
Net Property and Equipment	$ 141, 566	$ —
Goodwill	$ 960,520	$ —
Accounts Payable	$ (64,160)	$ —
Accrued Expenses	$ (11,647)	$ —
Line of Credit	$ (100,584)	$ —
Notes Payable – Due Within One Year	$ (118,893)	$ —
Cash and Cash Equivalents	$ (18,781)	$ —
Issuance of Stock	$ 845,000	$ —

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

Foreign Currency Translation

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

On March 2, 2010, a stockholder that is closely related to Betty-Ann and Sydney Harland (Chairman, and President, CEO and Director, respectively) converted 1,000,000 Preferred Class C shares to 1,000,000 common shares.

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

Note G -   Legal Proceeding

On October 17, 2008 a default judgment was entered against the Company.  The judgment was entered in the District Court of Harris County, Texas for the Plaintiff Norman T. Reynolds against Global Wataire, Inc. for the sum of $77,816 in principal.  The Company also had a receivable from the Plaintiff in the amount of $61,750 which has been netted against the Plaintiff’s claim of payable. Accrued expenses to the Plaintiff at November 30, 2009 amount to $7,316  As of March 19, 2010 the Plaintiff and the Company had come to a resolution regarding the payable due the Plaintiff and the Company has agreed to pay it.  As of the date of this report, the Company and the Plaintiff are in negotiations regarding the receivable amount of $61,750 due to the Company.

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

 RCI Solar, Inc. located in Kelowna, British Columbia, Canada is an electrical contracting company.  RCI Solar, Inc. delivers a suite of residential and commercial renewable energy solutions. RCI Solar specializes in Solar Panels, Thermo Energy, and Wind Turbines.  Management has over 30 years experience in the industry and have become a partner both in business and in research and development.  Consideration from the National Research Centre of Canada and ecoEnergy Canada has helped RCI Solar position itself to explore new opportunities.  These opportunities will help the Company further define and develop our solutions as a leader in Renewable and Recoverable Energy Markets.  RCI Solar is experiencing steady growth and has completed several deployments throughout Western Canada.  New contracts are anticipated throughout various communities in several Canadian provinces.

 In exchange for the assets and liabilities of 688239 B.C. the Company issued 65,000,000 shares common stock at a value of $845,000.

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

The following table represents the fair value of each identifiable asset acquired and liability assumed as of May 10, 2010:

May 10, 2010

Current Assets	$ 56,979
Equipment	141,566
Total Assets Acquired	$ 198,545

Current Liabilities	$ 189,953
Long Term Liabilities	124,112
Total Liabilities Acquired	$ 314,065

Net Liabilities Acquired	$ 115,520

Fair Value of shares issued	$ 845,000

Goodwill Assumed in Acquisition	$ 960,520

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

	Three Months Ended		Nine Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31,2009
Net Sales	$ 209,485	$ 85,394	$ 653,889	$ 267,237
Net Earnings Before Tax	$ (669,774)	$ (212,858)	$ (1,356,075)	$ (719,018)
Net Loss	$ (669,774)	$ (215,417)	$ (1,351,639)	$ (749,247)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted -	50,065,984	24,230,686	29,818,319	24,066,736

Earnings per Share
Basic and Diluted -	$ (0.01)	$ (0.01)	$ (0.05)	$ (0.03)

Note I – Restatement of Financial Statements

              Financial statements have been restated to properly reflect the acquisition of 688239 B.C. Ltd. in the statement of Cash Flows.  The restatement has been made to the current quarter cash flow and Note H and has no impact on the net income (loss) or overall presentation of the financial statements.

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

Global Earth Energy currently has 2 employees and RCI Solar has 5 employees.  As we grow, we will need to attract an unknown number of additional qualified employees.  Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed.  None of our employees are currently represented by a labor union.

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

Liquidity and Capital Resources

Our operations used approximately $21,349 in cash for the nine months ended May 31, 2010. Cash required during the nine months ended May 31, 2010 came principally from revenues of $78,492 for the nine months ended May 31, 2010, cash reserves of $13,897 and cash sales of stock of $57,658.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.  This conclusion is based on the Company’s failure to properly present in the Statement of Cash Flows and Note H the acquisition of 688239 B.C.

We are committed to improving our disclosure controls and procedures.  As part of this commitment, we have taken steps to improve our disclosure controls and procedures.  These steps include: (i) updating our disclosure controls and procedures to require that all non-standard transactions entered into by the Company obtain a higher level of review; (ii) requiring that management confer with the Company’s legal counsel and independent auditors when questions as to the proper disclosure requirements for non-standard transactions arise; and (iii) providing additional education to the management team regarding the Company’s reporting requirements and obligations.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  There can be no assurance, however,  that our disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in our periodic reports.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

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

Item 4.

Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.

Other Information.

Not applicable.

Item 6.

Exhibits.

Exhibit No.	Identification of Exhibit
31.1*	Amended Certification of Sydney A. Harland, Chief Executive Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Amended Certification of Edmund J. Gorman, Chief Financial Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Amended Certification of Sydney A. Harland, Chief Executive Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Amended Certification of Edmund J. Gorman, Chief Financial Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*

Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EARTH ENERGY, INC.

Date: July 30, 2010.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and
   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland	Chief Executive Officer and Director	July 30, 2010
/s/ Edmund J. Gorman	Chief Financial Officer, Principal Accounting Officer, and Director	July 30, 2010