Form 10-K
period 2010-08-31
GLOBAL EARTH ENERGY, INC.
filed 2010-12-15
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________________________________

FORM 10-K

___________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended August 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No. 000-31343

GLOBAL EARTH ENERGY, INC.
(Exact name of issuer as specified in its charter)

Nevada	36-4567500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1213 Culberth Drive Wilmington, North Carolina	28405
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code : (910) 616-0077

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.10 per share.
(Title of class)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated file [  ]   Accelerated filer [  ]       Non-Accelerated filer  [  ]      Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes    ☒  No

Number of the issuer's Common Stock outstanding as of December 13, 2010:121,594,800

Documents incorporated by reference: None.

PART I

Item 1.  Description of Business.

Company Overview

Global Earth Energy's (“Global”) mandate is to build and operate green alternative energy technologies to aid the world's energy crisis and help relieve the green house effect. To achieve this objective Global intends to operate a one million gallon per year biodiesel pilot plant. In addition to the production of biodiesel, Global is vigorously pursuing a strategy of expanding into the parallel solar and wind turbine energy markets. Global is confident that this strategy will achieve market diversification, expand its customer base and increase product margins. Our plan is to develop sustainable alternative energy sources that are situated close to the energy end users and tailored to their needs.

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

America's biodiesel industry will add $24 billion to the U.S. economy between 2005 and 2015, assuming biodiesel growth reaches 650 million gallons of annual production by 2015.

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

The study finds that if 498 of the 650 million gallons of estimated biodiesel demand in 2015 is produced from soybean oil, farmer-level soybean prices will increase nearly 10 percent. Using the U.S. Department of Agriculture's 2006 Long-Term Baseline forecast for soybean prices as a starting point, soybean farmers can expect increased biodiesel demand to increase average soybean prices $0.58 per bushel by 2015.

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

Biodiesel's potential to reduce US dependence on foreign sources of petroleum and promote agricultural development has prompted the introduction of favorable legislation to encourage its use and production, and to spur investment in the industry. The US government, and many state and local governments, have enacted renewable fuel standards that require the use of biodiesel and other alternative fuels. For example, Washington and Minnesota currently mandate 2% biodiesel blends in all diesel sold in the states. Oregon's renewable fuel standard requires all diesel fuel sold in the state must be blended with 2% biodiesel. This requirement will go into effect within three months after retailers are notified by the ODA that biodiesel production from sources in the Pacific Northwest (consisting of Oregon, Washington, Idaho, and Montana ) has reached a level of at least five million gallons on an annualized basis for at least three months. The biodiesel blending requirement increases to 5% when the annual production level reaches at least 15 million gallons on an annualized basis for at least three months. For the purpose of this mandate, biodiesel is defined as a motor vehicle fuel derive d from vegetable oil, animal fat, or other non-petroleum resources, that is designated as B100 and complies with American Society for Testing and Materials (ASTM) specification D 6751. Approximately 31 states provide either user or producer incentives for biodiesel (typically in the form of tax incentives) and, according to the Methanol Institute and the International Fuel Quality Center, the number of states considering further affirmative legislation for biodiesel is increasing.

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

Changing the Scope of Our Business

Global Earth Energy's (“Global”) mandate is to build and operate green alternative energy technologies to aid the world's energy crisis and help relieve the green house effect. To achieve this objective Global intends to operate a one million gallon per year biodiesel pilot plant. In addition to the production of biodiesel, Global is vigorously pursuing a strategy of expanding into the parallel solar and wind turbine energy markets. Global is confident that this strategy will achieve market diversification, expand its customer base and increase product margins.  Our plan is to develop sustainable alternative energy sources that are situated close to the energy end users and tailored to their needs.

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

The National Biodiesel Board released an economic study on November 14, 2006 that shows how biodiesel plants are good   for the U.S. economy as they sprout up across the nation. According to the economic analysis by John M. Urbanchuk of LECG and funded through the United Soybean Board, the aggregate economic benefits of biodiesel include:

●	America's biodiesel industry will add $24 billion to the U.S. economy between 2005 and 2015, assuming biodiesel growth reaches 650 million gallons of annual production by 2015.

●	Biodiesel production will create a projected 39,102 new jobs in all sectors of the economy.

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

●

The study finds that if 498 of the 650 million gallons of estimated biodiesel demand in 2015 is produced from soybean oil, farmer-level soybean prices will increase nearly 10 percent. Using the U.S. Department of Agriculture's 2006 Long-Term Baseline forecast for soybean prices as a starting point, soybean farmers ca n expect increased biodiesel demand to increase average soybean prices $0.58 per bushel by 2015.

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

Biodiesel's potential to reduce US dependence on foreign sources of petroleum and promote agricultural development has prompted the introduction of favorable legislation to encourage its use and production, and to spur investment in the industry. The US government, and many state and local governments, have enacted renewable fuel standards that require the use of biodiesel and other alternative fuels. For example, Washington and Minnesota currently mandate 2% biodiesel blends in all diesel sold in the states. Oregon's renewable fuel standard requires all diesel fuel sold in the state must be blended with 2 % biodiesel. This requirement will go into effect within three months after retailers are notified by the ODA that biodiesel production from sources in the Pacific Northwest (consisting of Oregon, Washington, Idaho, and Montana) has reached a level of at l e ast five million gallons on an annualized basis for at least three months. The biodiesel blending requirement increases to 5% when the annual production level reaches at least 15 million gallons on an annualized basis for at least three months. For the pu r pose of this mandate, biodiesel is defined as a motor vehicle fuel derived from vegetable oil, animal fat, or other non-petroleum resources, that is designated as B100 and complies with American Society for Testing and Materials (ASTM) specification D 675 1. Approximately 31 states provide either user or producer incentives for biodiesel (typically in the form of tax incentives) and, according to the Methanol Institute and the International Fuel Quality Center, the number of states considering further affirmative legislation for biodiesel is increasing.

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

The terms of certain key documents necessary to complete the purchase of DigiTar's assets could not be agreed to by the parties and the parties could not resolve their differences as to the terms of the planned acquisition of DigiTar's business. Consequently, on June 28, 2007, Global Wataire, Inc., and its wholly-owned subsidiary, Atlantic Seaboard, Inc., rescinded the proposed transaction and cancelled the planned acquisition of DigiTar Inc.'s business. Global Wataire, Inc., and its wholly-owned subsidiary, Atlantic Seaboard, Inc will seek to recover the monies advanced during the negotiations to DigiTar for working capital in the amount of $50,000.  The Company believes their attempt to recover this loan will be futile and has therefore written off the $50,000 as a bad debt as of August 31, 2007. We changed our wholly-owned subsidiary to Knightsbridge Corp. on April 29 2008.

Material Agreement

Transaction with Dutchess Private Equities Fund, Ltd.

On April 24, 2007, we entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”). Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of our common stock over the course of up to thirty-six (36) months. The amount that we shall be entitled to request from each purchase (“Puts”) shall be equal to, at our election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the put date. The Company has received $56,158 and $-0-, net of fees for the years ended August 31, 2010 and 2009, respectively. As of August 31, 2010 this agreement was terminated per the contract maturity date.

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

On May 20, 2010 the Company entered into an investment agreement with Dutchess Private Opportunity Fund II, LP (The Investor). Pursuant to this agreement, the Investor shall commit to purchase up to $10,000,000 of the Company's common stock over the course of thirty-six (36) months.  The amount that the Company shall be entitled to request from each purchase “Puts” shall be equal to either up to $250,000 or 200% of the average daily volume (US Market Only) of the common stock for the three (3) trading days prior to the Put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put date.  For the year ended August 31, 2010 no activity had been transacted. Subsequently, on October 12, 2010 this agreement was terminated.

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

Item 1a. Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Description of Property.

Our corporate office is located at 1213 Culberth Drive, Wilmington, North Carolina 28405 which we rent at the rate of $100.00 per month. We believe that all of our facilities are adequate for at least the next 12 months. We expect that we could locate other suitable facilities at comparable rates, should we need more space.

Item 3.  Legal Proceedings.

On October 17, 2008 a default judgment was entered against the Company in Cause No. 2008-06039, styled Norman T. Reynolds vs. Global Wataire, Inc., in the District Court of Harris County, Texas, 189th Judicial District for the sum of $77,815.68.  As of March 19, 2010, the Plaintiff and the Company had come to a resolution regarding the payable due the Plaintiff and the Company has agreed to pay it.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registant's Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since April 17, 2006, following the change in our corporate name from International Development Corp. to Global Wataire, Inc., our common stock has been quoted on the OTC Bulletin Board under the symbol “GWTE.OB.” Beginning in July 2001, until December 9, 2004, our symbol was “OZLU.OB.” When we changed our corporate name from Ozolutions, Inc. to International Development Corp. on December 9, 2004, our symbol changed to “IDVL.OB.”  Subsequently when we changed our corporate name to Global Earth Energy Inc. on February 5, 2008 our symbol changed to “GEEG.”  Our symbol has subsequently changed since February 5, 2008 to “GLER”. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices. These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions. In reviewing the quotations, you should take into account that our common stock was the subject of a one for 1,000 reverse split on April 14, 2006 and a one for 100 reverse split on May 18, 2009. See “Description of Business.” The effect of the reverse split was that our shares following the reverse split on April 14, 2006 and on May 18, 2009 are quoted at a price, which should be higher than that which obtained before the reverse split.

	High	Low
Fiscal 2008 Quarter Ended:
November 30, 2007	$0.13	$0.08
February 28, 2008	$0.10	$0.07
May 31, 2008	$0.295	$0.025
August 31, 2008	$0.30	$0.13

Fiscal 2009 Quarter Ended:
November 30, 2008	$0.24	$0.07
February 29, 2009	$0.22	$0.05
May 31, 2009	$0.05	$0.003
August 31, 2009	$0.18	$0.002

Fiscal 2010 Quarter Ended:
November 30, 2009	$0.03	$0.02
February 29, 2010	$0.02	$0.01
May 31, 2010	$0.10	$0.05
August 31, 2010	$0.03	$0.02

We currently have 121,594,800 shares of our common stock outstanding. Our shares of common stock are held by approximately 1,672 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. There is no trading market for the shares of our preferred stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,365,000	$.027-$15.20	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	-0-	-0-	-0-

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

●

Other risks and uncertainties discussed in greater detail in the sections of this report, including those captioned “Risk Factors” and “Management's Discussion and Analysis or Plan of Operations.” Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

●

Additionally, the following discussion regarding our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained in Item 1 of Part I of this Form 10-K, as well as the consolidated financial statements in Item 7 of Part II of our Form 10-Kfor the fiscal year ended August 31, 2010.

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

Comparison of consolidated results of operations for the years ended August 31, 2010 and August 31, 2009

Revenue for each of the years ending August 31, 2010 and 2009 was $20,000. These revenues were professional services generated from our subsidiary, Knightsbridge Corp for assisting an unrelated party in becoming a public company.  Cost of goods sold was $-0- for each of the years ending August 31, 2010 and 2009. Gross profit was $20,000 for fiscal 2010 and  2009.

The net loss for the year ended August 31, 2010 was $6,086,313 compared to a net loss of $1,012,900 for the year ended August 31, 2009. Expenses for the year ended August 31, 2010 increased $5,056,909 over the year ended August 31, 2009. Increases in total expenses can be directly attributable to compensation expenses - stock options of $3,854,450, consulting expense of $113,740, an increase in general and administrative costs of $228,240, an increase in interest expense of $35,033 and impairment loss of $828,496 resulting from of the Rescission to the Plan of Merger with 688239 B.C. Ltd. Interest expense increased over fiscal 2009 as a result of the increase in the outstanding balances owing to directors and a stockholder, while discontinued operations of $16,504 was also the result of the Rescission to the Plan of Merger.

Liquidity and Capital Resources

Comparison for the fiscal years ended August 31, 2010 and August 31, 2009

Our operations used approximately $80,910 in cash during the year ended August 31, 2010. Cash required during the year ended August 31, 2010 came principally from the proceeds from of sale of stock in the amount of $72,658.

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

Subsequent Events.

AGS Capital Group, LLC Investment Agreement.

On October 5, 2010, the registrant, Global Earth Energy, Inc., a Nevada corporation, and AGS Capital Group, LLC executed that certain AGS Investment Agreement which provided upon the terms and subject to the conditions contained therein, the registrant shall issue and sell to AGS Capital, from time to time as provided herein, and AGS Capital shall purchase from the registrant up to Ten Million Dollars ($10,000,000) of the registrant's fully registered, freely tradable common stock, par value $0.001 per share (the “the Common Stock”) pursuant to the Securities Act of 1933, as amended (the “Securities Act”).

Some of the pertinent provisions of the AGS Capital Investment Agreement are as follows:

Advances.  Subject to the terms and conditions of the AGS Capital Investment Agreement (including, without limitation, the provisions of Article VII thereof), the registrant, at its sole and exclusive option, may issue and sell to AGS Capital, and AGS Capital shall purchase from the registrant, shares of the Common Stock by the delivery, in the registrant's sole discretion, of Advance Notices.  The aggregate maximum amount of all Advances that AGS Capital shall be obligated to make under the AGS Capital Investment Agreement shall not exceed the Commitment Amount.

Mechanics.

(a)

Advance Notice.  At any time during the Commitment Period, the registrant may require AGS Capital to purchase shares of the Common Stock by delivering an Advance Notice to AGS Capital, subject to the conditions set forth in Article VII; provided, however, that (i) the amount for each Advance in the Advance Notice shall not be more than the Maximum Advance Amount, (ii) the aggregate amount of the Advances pursuant to the AGS Capital Investment Agreement shall not exceed the Commitment Amount, (iii) in no event shall the number of shares of the Common Stock issuable to AGS Capital pursuant to an Advance cause the aggregate number of shares of the Common Stock beneficially owned (as calculated pursuant to Section 13(d) of the Exchange Act) by AGS Capital and its affiliates to equal or exceed five (5) percent of then outstanding the Common Stock (the “Ownership Limitation”) (as of the date of the AGS Capital Investment Agreement, Investor and its affiliates held no shares of the outstanding the Common Stock), (iv) under no circumstances shall the aggregate offering price or number of Shares, as the case may be, exceed the aggregate offering price or number of Shares available for issuance under the Registration Statement (the “Registration Limitation”), and (v) the Common Stock must be DWAC eligible and sent to Investor in electronic form, instead of certificate form.  There shall be a minimum of five (5) Trading Days between each Advance Notice Date.  Notwithstanding any other provision in the AGS Capital Investment Agreement, the registrant acknowledges and agrees that upon receipt of an Advance Notice, AGS Capital may sell shares that it is unconditionally obligated to purchase under such Advance Notice prior to taking possession of such shares.

(b)

Date of Delivery of Advance Notice.  An Advance Notice shall be deemed delivered on (i) the Trading Day it is received by email (to the address set forth in Section 11.1 herein) by AGS Capital if such notice is received prior to 5:00 pm Eastern Time, or (ii) the immediately succeeding Trading Day if it is received by email after 5:00 pm Eastern Time on a Trading Day or at any time on a day which is not a Trading Day.  No Advance Notice may be deemed delivered on a day that is not a Trading Day.  The registrant acknowledges and agrees that AGS Capital shall be entitled to treat any email it receives from officers whose email addresses are identified by the registrant purporting to be an Advance Notice as a duly executed and authorized Advance Notice from the registrant.

Closings.

(a)

On the day of the Advance Notice, the registrant shall deliver to AGS Capital in electronic form, such number of shares of the DWAC eligible the Common Stock registered in the name of AGS Capital as shall equal the number of shares specified in the Advance Notice.  On the later of the Advance Date or one Trading Day following receipt of the shares of the Common Stock corresponding to the Advance Notice, AGS Capital shall deliver to the registrant the amount of the Advance by wire transfer of immediately available funds.  On or prior to the Advance Date, each of the registrant and AGS Capital shall deliver to the other all documents, instruments and writings required to be delivered by either of them pursuant to Section 2.3(b) below in order to implement and effect the transactions contemplated herein.  To the extent the registrant has not paid the fees, expenses, and disbursements of AGS Capital in accordance with Section 12.4, the amount of such fees, expenses, and disbursements may be deducted by AGS Capital (and shall be paid to the relevant party) directly out of the proceeds of the Advance with no reduction in the amount of shares of the Common Stock to be delivered on such Advance Date.

(b)

Obligations Upon Closing.  The Investor agrees to advance the amount corresponding to the Advance Notice to the registrant upon completion of each of the following conditions:

(i)

The registrant shall deliver to AGS Capital the shares of the Common Stock applicable to the Advance in accordance with Section 2.3(a).  The certificates evidencing such shares shall be free of restrictive legends.

(ii)

The Registration Statement filed pursuant to the Registration Rights Agreement shall be effective and available for the resale of all applicable shares of the Common Stock to be issued in connection with the Advance and certificates evidencing such shares shall be free of restrictive legends.

(iii)

The registrant shall have obtained all material permits and qualifications required by any applicable state for the offer and sale of the Registrable Securities, or shall have the availability of exemptions therefrom.  The sale and issuance of the Registrable Securities shall be legally permitted by all laws and regulations to which the registrant is subject.

(iv)

The registrant shall have filed with the SEC in a timely manner all reports, notices and other documents required of a “reporting company” under the Exchange Act and applicable SEC regulations.

(v)

The registrant shall pay any unpaid fees as set forth in Section 12.4 below or withhold such amounts as provided in Section 2.3.

(vi)

The registrant's transfer agent shall be DWAC eligible.

(vii)

If the conditions in Section 7.2.(a)(i) below are satisfied and provided the registrant is in compliance with its obligations in Section 2.3, AGS Capital shall deliver to the registrant the amount of the Advance specified in the Advance Notice by wire transfer of immediately available funds.

Lock Up Period.  On the date hereof, the registrant shall obtain from each officer and director a lock-up agreement, as defined below, in the form annexed hereto as Schedule 2.4.  The registrant shall cause its officers and directors to refrain from selling the Common Stock during each Pricing Period.

Registration Rights.  The registrant shall cause the Registration Rights Agreement to remain in full force and effect and the registrant shall comply in all material respects with the terms thereof.  During the Commitment Period, the registrant shall notify AGS Capital promptly if (a) the Registration Statement shall cease to be effective under the Securities Act, (b) the Common Stock shall cease to be authorized for listing on the Principal Market, (c) the Common Stock ceases to be registered under Section 12(g) of the Exchange Act, or (d) the registrant fails to file in a timely manner all reports and other documents required of it as a reporting company under the Exchange Act.

Quotation of the Common Stock.  The registrant shall maintain the Common Stock's authorization for quotation on the Principal Market.

Exchange Act Registration.  The registrant will cause the Common Stock to continue to be registered under Section 12(g) of the Exchange Act, will file in a timely manner all reports and other documents required of it as a reporting company under the Exchange Act and will not take any action or file any document (whether or not permitted by Exchange Act or the rules thereunder) to terminate or suspend such registration or to terminate or suspend its reporting and filing obligations under said Exchange Act.

Termination.

(a)

Unless earlier terminated as provided hereunder, the AGS Capital Investment Agreement shall terminate automatically on the earliest of (i) the first day of the month next following the second anniversary of the Effective Date, or (ii) the date on which AGS Capital shall have made payment of Advances pursuant to the AGS Capital Investment Agreement in the aggregate amount of the Commitment Amount.

(b)

The registrant may terminate the AGS Capital Investment Agreement effective upon 15 Trading Days' prior written notice to AGS Capital; provided that (i) there are no Advances outstanding, and (ii) the registrant has paid all amounts owed to AGS Capital pursuant to the AGS Capital Investment Agreement.  This Agreement may be terminated at any time by the mutual written consent of the parties, effective as of the date of such mutual written consent unless otherwise provided in such written consent.  In the event of any termination of the AGS Capital Investment Agreement by the registrant hereunder, so long as AGS Capital owns any shares of the Common Stock issued hereunder, unless all of such shares of the Common Stock may be resold by AGS Capital without registration and without any time, volume or manner of sale limitations pursuant to Rule 144, the registrant shall not (i) cancel the common stock issued to Investor or suspend (except as provided for in the Registration Rights Agreement) or withdraw the Registration Statement or otherwise cause the Registration Statement to become ineffective, or voluntarily delist the Common Stock from, the Principal Market without listing the Common Stock on another Principal Market.

(c)

The obligation of AGS Capital to make an Advance to the registrant pursuant to the AGS Capital Investment Agreement shall terminate permanently (including with respect to an Advance Date that has not yet occurred) in the event that (i) there shall occur any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of 50 Trading Days, during the Commitment Period, or (ii) the registrant shall at any time fail materially to comply with the requirements of Article VI and such failure is not cured within thirty (30) days after receipt of written notice from AGS Capital, provided, however, that this paragraph (c) shall not apply to any period commencing upon the filing of a post-effective amendment to such Registration Statement and ending upon the date on which such post effective amendment is declared effective by the SEC.

(d)

Nothing in this Section 10.2 shall be deemed to release the registrant or AGS Capital from any liability for any breach under the AGS Capital Investment Agreement or to impair the rights of the registrant and AGS Capital to compel specific performance by the other party of its obligations under the AGS Capital Investment Agreement.  The indemnification provisions contained in Sections 5.1 and 5.2 shall survive termination hereunder.

In addition, on October 5, 2010, the registrant executed that certain Registration Rights Agreement in connection with the AGS Capital Investment Agreement, which requires the registrant to register for resale pursuant to the Securities Act the Registrable Securities.

Copies of the AGS Capital Investment Agreement and the AGS Capital Registration Rights Agreement were attached as exhibits to our current report filed with the Commission on October 12, 2010.  Please refer to the agreements for the definitions of all of the capitalized terms used herein not otherwise defined herein.

Asher Enterprises, Inc.

On October 5, 2010, the registrant and Asher Enterprises, Inc., a Delaware corporation, executed that certain Securities Purchase Agreement, whereby Asher Enterprises desires to purchase and the registrant desires to issue and sell, upon the terms and conditions set forth in the Asher Enterprises Agreement an 8% Convertible Promissory Note of the registrant in the aggregate principal amount of $65,000.00 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of common stock of the registrant (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note.

Some of the pertinent provisions of the Asher Enterprises Agreement are as follows:

Form of Payment.  On the Closing Date (as defined below), (i) Asher Enterprises shall pay the purchase price for the Note to be issued and sold to it at the Closing (as defined below) (the “Purchase Price”) by wire transfer of immediately available funds to the registrant, in accordance with the registrant's written wiring instructions, against delivery of the Note in the principal amount equal to the Purchase Price as is set forth immediately below Asher Enterprises' name on the signature pages hereto, and (ii) the registrant shall deliver such duly executed on behalf of the registrant, to Asher Enterprises, against delivery of such Purchase Price.

Closing Date.  Subject to the satisfaction (or written waiver) of the conditions thereto set forth in Section 6 and Section 7 below, the date and time of the issuance and sale of the Note pursuant to the Asher Enterprises Agreement (the “Closing Date”) shall be 12:00 noon, Eastern Standard Time on October 7, 2010, or such other mutually agreed upon time.  The closing of the transactions contemplated by the Asher Enterprises Agreement (the “Closing”) shall occur on the Closing Date at such location as may be agreed to by the parties.

Right of First Refusal.  Unless it shall have first delivered to the Buyer, at least seventy two (72) hours prior to the closing of such Future Offering (as defined herein), written notice describing the proposed Future Offering, including the terms and conditions thereof and proposed definitive documentation to be entered into in connection therewith, and providing the Buyer an option during the seventy two (72) hour period following delivery of such notice to purchase the securities being offered in the Future Offering on the same terms as contemplated by such Future Offering (the limitations referred to in this sentence and the preceding sentence are collectively referred to as the “Right of First Refusal”) (and subject to the exceptions described below), the Company will not conduct any convertible note financings (“Future Offerings”) during the period beginning on the Closing Date and ending twelve (12) months following the Closing Date.  In the event the terms and conditions of a proposed Future Offering are amended in any respect after delivery of the notice to the Buyer concerning the proposed Future Offering, the Company shall deliver a new notice to the Buyer describing the amended terms and conditions of the proposed Future Offering and the Buyer thereafter shall have an option during the seventy two (72) hour period following delivery of such new notice to purchase its pro rata share of the securities being offered on the same terms as contemplated by such proposed Future Offering, as amended.  The foregoing sentence shall apply to successive amendments to the terms and conditions of any proposed Future Offering.  The Right of First Refusal shall not apply to any transaction involving (i) issuances of securities in a firm commitment underwritten public offering (excluding a continuous offering pursuant to Rule 415 under the 1933 Act) or (ii) issuances of securities as consideration for a merger, consolidation or purchase of assets, or in connection with any strategic partnership or joint venture (the primary purpose of which is not to raise equity capital), or in connection with the disposition or acquisition of a business, product or license by the Company.  The Right of First Refusal also shall not apply to the issuance of securities upon exercise or conversion of the Company's options, warrants or other convertible securities outstanding as of the date hereof or to the grant of additional options or warrants, or the issuance of additional securities, under any Company stock option or restricted stock plan approved by the shareholders of the Company.  The Right of First Refusal also shall not apply to Future Offerings in excess of $250.000.00.

Some of the pertinent provisions of the Note are as follows:

The registrant hereby promises to pay to the order of Asher Enterprises, Inc. or registered assigns (the “Holder”) the sum of $65,000.00 together with any interest as set forth herein, on July 7, 2011 (the “Maturity Date”), and to pay interest on the unpaid principal balance hereof at the rate of eight percent (8%) (the “Interest Rate”) per annum from the date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.  This Note may not be prepaid in whole or in part except as otherwise explicitly set forth herein with the prior written consent of the Holder which may be withheld for any reason or no reason.  Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”).

All payments due hereunder (to the extent not converted into common stock (the “Common Stock”) in accordance with the terms hereof) shall be made in lawful money of the United States of America.

Conversion Right.  The Holder shall have the right from time to time, and at any time during the period beginning on the date of this Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount (as defined in Article III) pursuant to Section 1.6(a) or Article III, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Borrower into which such Common Stock shall hereafter be changed or reclassified at the conversion price (the “Conversion Price”) determined as provided herein (a “Conversion”); provided, however, that in no event shall the Holder be entitled to convert any portion of this Note in excess of that portion of this Note upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Notes or the unexercised or unconverted portion of any other security of the Borrower subject to a limitation on conversion or exercise analogous to the limitations contained herein) and (2) the number of shares of Common Stock issuable upon the conversion of the portion of this Note with respect to which the determination of this proviso is being made, would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock.  For purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulations 13D-G thereunder, except as otherwise provided in clause (1) of such proviso, provided, further, however, that the limitations on conversion may be waived by the Holder upon, at the election of the Holder, not less than 61 days' prior notice to the Borrower, and the provisions of the conversion limitation shall continue to apply until such 61st day (or such later date, as determined by the Holder, as may be specified in such notice of waiver).

The number of shares of Common Stock to be issued upon each conversion of this Note shall be determined by dividing the Conversion Amount (as defined below) by the applicable Conversion Price then in effect on the date specified in the notice of conversion, in the form attached hereto as Exhibit A (the “Notice of Conversion”), delivered to the Borrower by the Holder in accordance with Section 1.4 below; provided that the Notice of Conversion is submitted by facsimile (or by other means resulting in, or reasonably expected to result in, notice) to the Borrower before 6:00 p.m., New York, New York time on such conversion date (the “Conversion Date”).

The term “Conversion Amount” means, with respect to any conversion of this Note, the sum of (1) the principal amount of this Note to be converted in such conversion plus (2) at the Borrower's option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in this Note to the Conversion Date, provided, however, that the Company shall have the right to pay any or all interest in cash plus (3) at the Borrower's option, Default Interest, if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2) plus (4) at the Holder's option, any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof.

Conversion Price.

(a)

Calculation of Conversion Price.  The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower's securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).  The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (as defined herein)(representing a discount rate of 42%).  “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile (the “Conversion Date”).  “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Borrower and Holder and hereafter designated by Holders of a majority in interest of the Notes and the Borrower or, if the OTCBB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc.  If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes.  “Trading Day” shall mean any day on which the Common Stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded.

Copies of the Asher Enterprise Agreement and the Note were attached as exhibits to our current report filed with the Commission on October 12, 2010.  Please refer to the agreements for the definitions of all of the capitalized terms used herein not otherwise defined herein.

Termination of a Material Definitive Agreement with Dutchess Opportunity Fund, II LP

On October 12, 2010, the registrant terminated that certain Investment Agreement effective on May 20, 2010, between the registrant and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership (“Dutchess”) which provided upon the terms and subject to the conditions contained in the Investment Agreement that Dutchess shall invest up to $10,000,000 to purchase the registrant's Common Stock, no par value per share (the “Common Stock”).  In addition, on October 6, 2010, the registrant terminated that certain Registration Rights Agreement effective on May 20, 2010 executed by the registrant in connection with the Dutchess Investment Agreement.

Some of the pertinent provisions of the Investment Agreement were as follows:

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

Conditions to Investor's Obligation to Purchase Shares.  Notwithstanding anything to the contrary in the Investment Agreement, the registrant shall not be entitled to deliver a Put Notice and the Investor shall not be obligated to purchase any Shares at a Closing unless each of the following conditions are satisfied:

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

•

The registrant has complied with its obligations and is otherwise not in breach of or in default under, this Agreement, the Registration Rights Agreement or any other agreement executed in connection herewith which has not been cured prior to delivery of the Investor's Put Notice Date;

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

Mechanics of Purchase of Shares by Investor.  Subject to the satisfaction of the conditions set forth in Sections 2(E) of the Investment Agreement, the closing of the purchase by the Investor of Shares (a “Closing”) shall occur on the date which is no later than ten (10) Trading Days following the applicable Put Notice Date (each a “Closing Date”).  Prior to each Closing Date, (I) within five (5) Trading Days, the Investor will notify the registrant of the number of shares to be delivered to the Investor; and (II) the registrant shall deliver to the Investor pursuant to the Investment Agreement, certificates representing the Shares to be issued to the Investor on such date and registered in the name of the Investor within eight (8) Trading Days of the Put Notice Date; and (III) the Investor shall deliver to the registrant the Purchase Price to be paid for such Shares, determined as set forth in Section 2(B) of the Investment Agreement within seven (7) Trading days.  In lieu of delivering physical certificates representing the Securities and provided that the registrant's transfer agent then is participating in The Depository Trust registrant (“DTC”) Fast Automated Securities Transfer (“FAST”) program, upon request of the Investor, the registrant shall use all commercially reasonable efforts to cause its transfer agent to electronically transmit the Securities by crediting the account of the Investor's prime broker (as specified by the Investor within a reasonable period in advance of the Investor's notice) with DTC through its Deposit Withdrawal Agent Commission (“DWAC”) system.

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

The registrant shall make any late payments incurred in immediately available funds upon demand by the Investor.  Nothing in the Investment Agreement shall limit the Investor's right to pursue actual damages for the registrant's failure to issue and deliver the Securities to the Investor, except that such late payments shall offset any such actual damages incurred by the Investor, and any Open Market Adjustment Amount, as set forth in the Investment Agreement.

Overall Limit on Common Stock Issuable.  Notwithstanding anything contained in the Investment Agreement to the contrary, if during the Open Period the registrant becomes listed on an exchange that limits the number of shares of Common Stock that may be issued without shareholder approval, then the number of Shares issuable by the registrant and purchasable by the Investor, shall not exceed that number of the shares of Common Stock that may be issuable without shareholder approval (the “Maximum Common Stock Issuance”).  If such issuance of shares of Common Stock could cause a delisting on the Principal Market, then the Maximum Common Stock Issuance shall first be approved by the registrant's shareholders in accordance with applicable law and the By-laws and Articles of Incorporation of the registrant, as amended, if such issuance of shares of Common Stock could cause a delisting on the Principal Market.  The parties understand and agree that the registrant's failure to seek or obtain such shareholder approval shall in no way adversely affect the validity and due authorization of the issuance and sale of Securities or the Investor's obligation in accordance with the terms and conditions hereof to purchase a number of Shares in the aggregate up to the Maximum Common Stock Issuance limitation, and that such approval pertains only to the applicability of the Maximum Common Stock Issuance limitation provided in this Section 2(H).

If, by the third (3rd) business day after the Closing Date, the registrant fails to deliver any portion of the shares of the Put to the Investor (the “Put Shares Due”) and the Investor purchases, in an open market transaction or otherwise, shares of Common Stock necessary to make delivery of shares which would have been delivered if the full amount of the shares to be delivered to the Investor by the registrant (the “Open Market Share Purchase”), then the registrant shall pay to the Investor, in addition to any other amounts due to Investor pursuant to the Put, and not in lieu thereof, the Open Market Adjustment Amount (as defined below).  The “Open Market Adjustment Amount” is the amount equal to the excess, if any, of (x) the Investor's total purchase price (including brokerage commissions, if any) for the Open Market Share Purchase minus (y) the net proceeds (after brokerage commissions, if any) received by the Investor from the sale of the Put Shares Due.  The registrant shall pay the Open Market Adjustment Amount to the Investor in immediately available funds within five (5) business days of written demand by the Investor.  By way of illustration and not in limitation of the foregoing, if the Investor purchases shares of Common Stock having a total purchase price (including brokerage commissions) of $11,000 to cover an Open Market Purchase with respect to shares of Common Stock it sold for net proceeds of $10,000, the Open Market Purchase Adjustment Amount which the registrant will be required to pay to the Investor will be $1,000.

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

The registrant decided to terminate the Dutchess Investment Agreement and the Dutchess Registration Rights Agreement in view of the execution of the AGS Capital Group, LLC Investment Agreement and the Asher Enterprises Inc. Securities Purchase Agreement described in Item 1.01 above.

There were no penalties incurred by the registrant in connection with the termination of the Dutchess Investment Agreement and the Dutchess Registration Rights Agreement.

A complete discussion of the Dutchess Investment Agreement and the Dutchess Registration Rights Agreement is included in a Form 8-K filed by the registrant with the Commission on May 24, 2010.  Copies of both agreements were filed with the Commission as exhibits to the Form 8-K filed on May 24, 2010 by the registrant.  A current report was filed with the Commission by the registrant on October 12, 2010 with respect to the termination of the agreement with Dutchess.

Entry into a Material Definitive Agreement with Reflora do Brasil.

On November 22, 2010, Global Earth Energy Inc., Inc., a Nevada corporation (the “registrant”) and Reflora do Brasil, a Brazilian corporation (“RDB”) executed that certain Joint Venture Agreement with respect to the registrant acting as a broker on behalf of RDB for the sale by RDB of carbon credits (the “Credits”) relating to certain property located in Brazil (the “Para Property”) as described in Joint Venture Agreement.  The proceeds from the sale of the Credits brokered by the registrant for RDB shall be split as follows: sixty percent of the proceeds shall be distributed to the owners of the Para Property, who are represented by RDB, and forty percent to the registrant.

The term of the Joint Venture Agreement shall be for the life of the project and corresponding crediting periods from the effective date of the Joint Venture Agreement, unless sooner terminated as therein provided, subject to and upon the conditions specified therein.  Either party may terminate the Joint Venture Agreement at anytime for any reason upon 30 days' prior notice to the other party.  After the date of  termination of the Joint Venture Agreement (“Termination Date”) regardless of terminating party, the registrant shall be entitled to all fees due for sales of Credits completed prior to the Termination Date.

As a result of the Joint Venture Agreement, the registrant issued 72,142,973 shares of its common stock to Strategic Alliance Consulting Group, Ltd., George D. Sinnis, Glenn Sturm, Nelson Mullins Riley & Scarborough LLP, and Raymond F. Barbush III, pursuant to various Joint Venture Compensation Agreements executed on November 22, 2010, as follows:

•

62,642,973 shares to Strategic Alliance Consulting Group, Ltd.;

•

2,000,000 shares to George D. Sinnis;

•

500,000 shares to Glenn Sturm;

•

2,000,000 shares to Nelson Mullins Riley & Scarborough LLP; and

•

5,000,000 shares to Raymond F. Barbush III.

In addition, the registrant agreed to pay the sum of $120,000.00 to Strategic Alliance Consulting Group, Ltd.

Copies of the Joint Venture Agreement and the Joint Venture Compensation Agreements were attached as exhibits to a current report filed with the Commission on November 23, 2010.

No Change of Control

As a result of the various Joint Venture Compensation Agreements above described, Strategic Alliance Consulting Group, Ltd., George D. Sinnis, Glenn Sturm, Nelson Mullins Riley & Scarborough LLP, and Raymond F. Barbush III (the “Joint Venture Compensation Stockholders”) will own approximately 40 percent of the issued and outstanding shares of the Global Earth Common Stock, with the remaining approximately 60 percent owned by the current Global Earth stockholders.  However, it should be understood that one stockholder of Global Earth owns 1,000,000 shares of the Global Earth Class B preferred stock which has voting rights equal to 500 shares of the Global Earth Common Stock for every one share of Global Earth preferred stock held, which equates to voting rights of 500,000,000 shares of the Global Earth Common Stock, which amount exceeds the outstanding shares of the Global Earth Common Stock.  Therefore, due to the voting rights contained in the outstanding shares of the Global Earth preferred stock, there will be no change of control in Global Earth.

Except as described herein, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangement exists that might result in a future change of control of Global Earth.  Global Earth, for the foreseeable future, will continue to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On date of this report, there were approximately 78,473,156 shares of the Global Earth Common Stock outstanding owned by the Global Earth Stockholders who were not “affiliates” as defined in the Securities Act.  These approximate 78,473,156 shares constituted the “public float” of Global Earth prior to the date of this report and will continue to represent the only shares of the Global Earth Common Stock that are currently eligible for resale under Rule 144.

Prior to the Joint Venture Agreement, there were no material relationships between Global Earth and any of the Joint Venture Compensation Stockholders, or any of their respective affiliates, directors or officers, or any associates of their respective officers or directors.

Termination of a Material Definitive Agreement with RCI Solar, Inc.

On December 2, 2010, the registrant, RCI Solar, Inc., and Melvin K. Dick rescinded that certain Plan and Agreement of Triangular Merger Between Global Earth Energy, Inc., Global Earth Energy Acquisition Company and 688239 B.C. Ltd. effective on May 10, 2010.  Although the agreement was dated November 15, 2010, it was not executed by the parties until December 2, 2010.  We filed with the Commission a current report on May 10, 2010 with respect to the Plan and Agreement of Triangular Merger, which included as an exhibit a copy of the Plan and Agreement of Triangular Merger.  On August 16, 2010, we filed with the Commission an amendment to the current report filed with the Commission on May 10, 2010 which included the financial statements with respect to the Plan and Agreement of Triangular Merger.

The RCI Solar, Inc. Plan of Merger

On May 10, 2010, Global Earth Energy, Inc., a Nevada corporation (“Global Earth” or the “registrant”), Global Earth Energy Acquisition Company, a Wyoming corporation (the “Subsidiary”), 688239 B.C. Ltd., a British Columbia corporation (“688239 B.C.”), and Melvin K. Dick (the “688239 B.C. Stockholder”) executed and closed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby 688239 B.C. merged into the Subsidiary, a wholly-owned subsidiary of the registrant (the “Merger”).  As a result of the Merger, the 688239 B.C. Stockholder received shares of the common stock of the registrant, par value $0.10 per share (the “Global Earth Common Stock”) in exchange for all of his shares of the common stock of 688239 B.C., without par value per share (the “688239 B.C. Common Stock”).  The basic terms of the Plan of Merger were as follows:

Plan Adopted.  A plan of merger whereby 688239 B.C. merges with and into the Subsidiary (this “Plan of Merger”), pursuant to the provisions of laws of the Province of British Columbia and the State of Wyoming and Section 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended, was adopted as follows:

-

688239 B.C. was merged with and into the Subsidiary, to exist and be governed by the laws of the State of Wyoming.

-

The Subsidiary was the surviving corporation (the “Surviving Corporation”) and its name was changed to RCI Solar, Inc.  The Surviving Corporation continued to be a wholly-owned subsidiary of Global Earth.

-

When this Plan of Merger became effective, the separate existence of 688239 B.C. ceased and the Surviving Corporation succeeded, without other transfer, to all the rights and properties of 688239 B.C. and was subject to all the debts and liabilities of such corporation in the same manner as if the Surviving Corporation had itself incurred them.  All rights of creditors and all liens upon the property of each constituent entity was preserved unimpaired, limited in lien to the property affected by such liens immediately prior to the Merger.

-

The Surviving Corporation was responsible for the payment of all fees and franchise taxes of the constituent entities payable to the State of Wyoming and the Province of British Columbia, if any.

-

The Surviving Corporation carried on business with the assets of 688239 B.C., as well as the assets of the Subsidiary.

-

The Surviving Corporation was responsible for the payment of the fair value of shares, if any, required under the laws of the Province of British Columbia.

-

The 688239 B.C. Stockholder surrendered all of his shares of the 688239 B.C. Common Stock in the manner set forth in the Plan of Merger.

-

In exchange for the shares of the 688239 B.C. Common Stock surrendered by the 688239 B.C. Stockholder, Global Earth issued and transferred to him 65,000,000 shares of the Global Earth Common Stock.

Rescission of the RCI Solar, Inc. Plan of Merger

Some of the pertinent provisions of the Rescission of Plan and Agreement of Triangular Merger Between Global Earth Energy, Inc. and RCI Solar, Inc. were as follows:

-

Rescission of the Plan of Merger.  Due to the difficulties of completing an audit of the Subsidiary, the parties to the Plan of Merger desire to rescind the Plan of Merger (the “Rescission”).  As a result of the Rescission, Global Earth has transferred to Melvin Dick all of Global Earth's interest in the 5,000 shares of the Class A Common Stock of 688239 B.C. which Melvin Dick previously agreed to deliver to Global Earth.  Melvin Dick shall be permitted to retain the 65,000,000 shares of the Global Earth Common Stock which he received in connection with the Plan of Merger.

-

Rescission of the Merger.  As a result of the Rescission of the Plan of Merger, the Merger and the Plan of Merger are hereby rescinded and shall be of no further force or effect from the date hereof.

-

Melvin Dick Settlement.  As a result of the mutual covenants and considerations contained herein, Melvin Dick, individually and for his assigns, predecessors, successors, joint venturers, heirs, executors, administrators, personal representatives, and trustees, and any other person at interest therewith, does hereby agree to retain the 65,000,000 shares of the Global Earth Common Stock and acknowledges the receipt of the 5,000 shares of the Class A Common Stock of 688239 B.C. which Melvin Dick previously agreed to deliver to Global Earth in full and final payment of all sums owing to Melvin Dick by Global Earth in connection with the Merger and the Plan of Merger.

-

Global Earth Settlement.  As a result of the mutual covenants and considerations contained herein, in full and final payment of all sums owing by Melvin Dick to Global Earth in connection with the Merger and the Plan of Merger, Global Earth, individually and for its assigns, predecessors, successors, joint venturers, personal representatives, stockholders, officers, directors, employees, underwriters, attorneys, and trustees, and any other person at interest therewith, does hereby agree to allow Melvin Dick to retain the 65,000,000 shares of the Global Earth Common Stock previously delivered to him and to relinquish any claim to the 5,000 shares of the Class A Common Stock of 688239 B.C. which Melvin Dick previously agreed to deliver to Global Earth.

-

Release of Global Earth.  Melvin Dick, without any further action, shall be deemed to have released and forever discharged Global Earth, its assigns, predecessors, successors, joint venturers, personal representatives, stockholders, officers, directors, employees, underwriters, attorneys, and trustees, and any other person at interest therewith, from and against any and all claims, demands, debts, interest, expenses, dues, liens, liabilities, causes of action including court costs or attorneys' fees, or any other form of compensation, he may now own or hereafter acquire against Global Earth, whether statutory, in contract, in tort, either at law or in equity, including quantum meruit, as well as any other kind or character of action on account of, growing out of, relating to or concerning, whether directly or indirectly, the Merger and the Plan of Merger, any other instrument, agreement or transaction, whether written or oral, in connection with the Merger and the Plan of Merger, or any other transaction or occurrence of any nature whatsoever occurring before the execution of this Agreement.

-

Acknowledgment by Melvin Dick.  Melvin Dick acknowledges and agrees that the release and discharge set forth above is a general release.  Melvin Dick further agrees that he has accepted the 65,000,000 shares of the Global Earth Common Stock as a complete compromise of matters involving disputed issues of law and fact.  Melvin Dick further acknowledges that the general release set forth hereinabove has been given voluntarily, based solely upon the judgment of Melvin Dick formed after consultation with his attorney, and is not based upon any representations or statements of any kind or nature whatsoever made by or on behalf of Global Earth as to the liability, if any, of Global Earth, or the value of the Merger and the Plan of Merger or any other matter relating thereto.  Additionally, Melvin Dick expressly states and acknowledges that no promise, agreement, or representation, other than those expressed herein, have been made by Global Earth to Melvin Dick or his attorney in order to induce the execution of this Agreement.

-

Release of Melvin Dick.  Global Earth, without any further action, shall be deemed to have released and forever discharged Melvin Dick, individually, and his assigns, predecessors, successors, joint venturers, heirs, executors, administrators, personal representatives, and trustees, and any other person at interest therewith, from and against any and all claims, demands, debts, interest, expenses, dues, liens, liabilities, causes of action including court costs or attorneys' fees, or any other form of compensation, it may now own or hereafter acquire against Melvin Dick, whether statutory, in contract, in tort, either at law or in equity, including quantum meruit, as well as any other kind or character of action on account of, growing out of, relating to or concerning, whether directly or indirectly, the Merger and the Plan of Merger, any other instrument, agreement or transaction, whether written or oral, in connection with the Merger and the Plan of Merger, or any other transaction or occurrence of any nature whatsoever occurring before the execution of this Agreement.

-

Acknowledgment by Global Earth.  Global Earth acknowledges and agrees that the release and discharge set forth above is a general release.  Global Earth further agrees that it has issued the 65,000,000 shares of the Global Earth Common Stock as a complete compromise of matters involving disputed issues of law and fact.  Global Earth further acknowledges that the general release set forth hereinabove has been given voluntarily, based solely upon the judgment of Global Earth formed after consultation with is attorney, and is not based upon any representations or statements of any kind or nature whatsoever made by or on behalf of Melvin Dick as to the liability, if any, of Melvin Dick, or the value of the Merger and the Plan of Merger or any other matter relating thereto.  Additionally, Global Earth expressly states and acknowledges that no promise, agreement, or representation, other than those expressed herein, have been made by Melvin Dick to Global Earth or its attorney in order to induce the execution of this Agreement.

A copy of the Rescission of Plan and Agreement of Triangular Merger Between Global Earth Energy, Inc. and RCI Solar, Inc. was filed with the Commission as an exhibit to our current report filed on December 3, 2010.

Item 8.  Financial Statements.

The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-14.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.

CONTROLS AND PROCEDURES

See Item 9A(T) below.

ITEM 9A(T).

CONTROLS AND PROCEDURES

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

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail , accurately and fairly reflect the transactions and dispositions of our assets;

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation and because of certain material weaknesses identified below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.   During the three months ended August 31, 2010, we identified the following condtions that indicated that our internal control over financial reporting and our disclosure controls and procedures were not effective:

- Accounts payable and accrued expenses are inadequately being maintained as there is no policy for unpaid invoice documentation.

As we develop new business or if we engage in an extraordinary transaction, we will review our disclosure controls and procedures and make sure that they remain adequate.

●    Reconciliations of shares outstanding between the accounting records and the stock transfer agent are not performed timely.

Changes in Internal Controls over Financial Reporting.  All changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, have been disclosed above.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Executive Officers and Directors

The following table furnishes the information concerning our directors and officers.

Name	Age	Position	Director Since
Betty-Ann Harland	59	Chairman	2004
Sydney A. Harland	60	President, Chief Executive Officer and Director	2006
Edmund Gorman	64	Chief Financial Officer, Secretary and Director	2006
Robert Glassen	63	Director	2006
Arthur N. Kelly	48	Director	2004
Richard Proulx	57	Director	2005
Mark Hollingworth	51	Vice President	N/A

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

Robert Glassen, member of the Board of Directors served as a member of the Florida House of Representatives Staff, House Natural Resources Committee, Tallahassee, Florida. In 1978 he joined Dames & Moore, Boca Raton, Florida, as a Senior Geologist. In 1985, he joined O.H. Materials Corporation (OHM) as a Regional Manager. In 1990 he joined Steffen, Robertson and Kirsten US, Inc. (a company specializing in environmental and engineering consulting for the mining industry) as executive vice-president and chief operating officer. In 1993 he was recruited by Ogden Environmental where he was a vice president and general manager of their Oak Ridge, Tennessee office. In 1997, he joined SCIENTECH, Inc. where he served as a general manager of Grant Environmental, general manager of the Utility Security Services Division, and vice president, sales and marketing on assignment with Ontario Power Generation's Kinectrics subsidiary. From 2002 to present, he was president of Timberline Ridge Consulting, where he was a consultant to Enertech (a division of Curtiss Wright) identifying opportunities and executing nationwide sales of engineering and technical service to U.S. nuclear power plants. He holds degrees of Bachelor of Arts from Villanova University of Pennsylvania, a Masters degree from the University of Virginia and has completed post graduate studies in geology at Florida State University .

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

Richard Proulx, member of the Board of Directors has a background in marketing and sales and presently is director of sales of Cash Acme, Canada, a division of Reliance Manufacturing, a world-wide Australian based specialty water valve manufacturer supplying its products to the commercial and residential building industry. Prior to joining Cash Acme, Canada , Mr. Proulx was North American sales manager for Reliance Manufacturing's product launch and North American distribution network. From 1998 to 2002, he was general sales manager of IIG Specialties responsible for introducing new industrial products to the North American market and managing U.S and Canadian sales operations for existing product lines. From 1985 to 1997, Mr. Proulx was president and founder o f Terval Sales and Services, a plumbing and heating manufacturer's sales agency in Toronto. He received his C.E.T. in mechanical building sciences from St. Laurent College in 1974 and his diplomas in business administration from Vanier College in 76.

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

●

In consultation with the management and the independent auditors, consider the integrity of the Company's financial reporting processes and controls. Discuss significant financial risk exposures and the steps management has taken to monitor, control and report such exposures. Review significant findings prepared by the independent auditors together with management's responses including the status of previous recommendations.

●

The independent auditors are ultimately accountable to the audit committee and the board of directors. The audit committee shall review the independence and performance of the auditors and annually recommend to the board of directors the appointment of the independent auditors or approve any discharge of auditors when circumstances warrant.

●	Approve the fees and other significant compensation to be paid to the independent auditors.

●	On an annual basis, the audit committee should review and discuss with the independent auditors all significant relationships they have with the Company that could impair the auditors' independence.

●	Review the independent auditors' audit plan, and discuss scope, staffing, locations, reliance upon management and internal audit and general audit approach.

●

Prior to releasing the year-end earnings, discuss the results of the audit with the independent auditors. Discuss certain matters required to be communicated to audit committees in accordance with the American Institute of Certified Public Accountants Statement of Auditing Standards No. 61.

●	Consider the independent auditors' judgment about the quality and appropriateness of our accounting principles as applied in its financial reporting.

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

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 1213 Culberth Drive, Wilmington, North Carolina 28405, telephone (910) 616-0077 .

Item 11.  Executive Compensation.

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Global Earth Energy and our subsidiaries for the fiscal years ended August 31, 2010, 2009, and 2008.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principle Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s) (US$)	Securities Underlying Options/SARs (#)	LTIP Payouts (US$)
Sydney Harland	2010	0	0	$3,148,583	0	1,325,000	0
Chief Executive Officer	2009	0	0	$247,000	0	0	0
and Director	2008	0	0	$247,000	0	0	0

Betty Harland Chairman (1)	2010	0	0	$326,153	0	1,000,000	0
and Director	2009	0	0	$232,000	0	0	0
	2008	0	0	$232,000	0	0	0

Edmund Gorman	2010	N/A	N/A	$838,330	N/A	1,040,000	N/A
Chief Financial Officer	2009	N/A	N/A	$157,500	N/A	0	N/A
	2008	N/A	N/A	$157,500	N/A	0	N/A

Mark Hollingworth	2009	0	0	0	0	0	0
Vice President	2008	0	0	0	0	0	0
	2007	0	0	0	0	0	0

(1)	Ms. Harland's employment contract commenced on October 1, 2004.

We have no long-term incentive compensation plans for our executive officers and employees. In addition, we do not award stock appreciation rights or long term incentive plan pay-outs.

On August 23, 2007 the Company entered in employment contracts with Messrs Harland and Gorman

Options Granted In Fiscal 2010

Compensation of Directors

In the fiscal year ended August 31, 2010, we paid $-0- each to our non-employee directors as compensation for their services as directors. On July 25, 2007, each member of the Board of Directors was granted as compensation for services, options to buy 500,000 shares of the Company's common stock at the last quoted common stock offering price as of that day. On May 26, 2010, each member of the Board of Directors was granted as compensation for services, options to buy 1,000,000 shares of the Company's common stock at the last quoted common stock offering price as of that day for a total of 6,000,000 shares. On May 26, 2010, Ed Gorman, Chief Financial Officer was granted as compensation for services, options to buy 40,000 shares of Class A preferred stock at 200 times the Company's quoted common stock offering price as of that day. On July 26, 2010, Syd Harland, President of the Company was granted as compensation for services, options to buy 325,000 shares of Class A preferred stock at 200 times the Company's quoted common stock offering price as of that day.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock by:

●	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

●	Each person who owns beneficially outstanding shares of our preferred stock;

●	Each director;

●	Each named executive officer; and

●	All directors and officers as a group.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
	Number	Percent	Number	Percent
Betty-Ann Harland (3) (5) (6)	13,250,000	11	1,000,000	100
Sydney A. Harland (5)	-0-	-0-	-0-	-0-
Edmund Gorman	-0-	-0-	-0-	-0-
Robert Glassen	-0-	-0-	-0-	-0-
Arthur N. Kelly	-0-	-0-	-0-	-0-
Richard Proulx	-0-	-0-	-0-	-0-
Mark Hollingworth	-0-	-0-	-0-	-0-
All officers and directors as a group (seven persons)	13,250,000	11	1,000,000	100
Robert Levitt	5,000,000	4	30,000	100
Melvin Dick	65,000,000	54	-0-	-0-

(1)  Unless otherwise indicated, the address for each of these stockholders is c/o Global Earth Energy, 1213 Culberth Drive, Wilmington, North Carolina, 28405. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he beneficially owns.

(2)  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this report, there were issued and outstanding 121,594,800 shares of our common stock, 30,000 shares of our Series A preferred stock, 1,000,000 shares of our Series B preferred Stock and -0- of our Series C preferred stock and -0- of our Series D preferred stock.

(3)  Series B preferred stock.

(4)  Series A preferred stock.

(5)  Mr. Harland and Ms. Harland are married.

(6)  Betty-Ann Harland is chairman of our board of directors. She holds 13,250,000, shares of our common stock, stock and 1,000,000 shares of our Series B preferred stock, the ownership of which gives her the power to vote 513,250,000 shares of our common stock, which number exceeds the majority of the issued and outstanding shares of the common stock on the date of this report.

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

Item 13.  Certain Relationships and Related Transactions.

None

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by EFP Rotenberg, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2009 were $31,500.

The aggregate fees billed by EFP Rotenberg, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2010 were $30,950.

Audit Related Fees

The aggregate audit-related fees billed by EFP Rotenberg, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2009 were $5,089 for procedures associated with restatements of 10-K/A for August 31, 2008 and 10-QSB/A for November 30, 2008 and February 28, 2009.

The aggregate audit-related fees billed by EFP Rotenberg, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2010 were $39,000 for procedures associated with restatements of 10-K/A for August 31, 2009 and 10-QSB/A for May 31, 2010 and the audit of RCI Solar filed in the Company's 8-K/A Item 9.01, filed on August 16, 2010.

Tax Fees

The aggregate tax fees billed by EFP Rotenberg, LLP for professional services rendered for tax services for fiscal year ended August 31, 2009 were $2,500.

The aggregate tax fees billed by EFP Rotenberg, LLP for professional services rendered for tax services for fiscal year ended August 31, 2010 were $3,000.

All Other Fees

There were no other fees billed by EFP Rotenberg, LLP for professional services rendered during the fiscal years ended August 31, 2100 and 2009 other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

Part IV

Item 15.

Exhibits, Financial Statement Schedules.

Exhibit No.	Identification of Exhibit
2.1**

Plan and Agreement of Triangular Merger between Global Earth Energy, Inc., Global Earth Energy Acquisition Company, 688239 B.C. Ltd., and Melvin K. Dick dated May 10, 2010, filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K on May 10, 2010, Commission File Number 000-31343.

3.1**	Articles of Incorporation filed on April 11, 2000, filed as Exhibit 1 to the registrant's Current Report on Form 10SB12G on August 15, 2000, Commission File Number 000-31343.
3.2**	Bylaws approved January 31, 1997, filed as Exhibit 2 to the registrant's Current Report on Form 10SB12G on August 15, 2000, Commission File Number 000-31343.
3.3**

Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of Nevada on February 5, 2008, filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K on April 4, 2008.

10.1**

Investment Agreement dated August 24, 2007 by and between Global Wataire, Inc., now Global Earth Energy, Inc., and Dutchess Private Equities Fund, Ltd., filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K on August 30, 2007, Commission File Number 000-31343.

10.2**

Registration Rights Agreement dated August 24, 2007 by and between Global Wataire, Inc., now Global Earth Energy, Inc., and Dutchess Private Equities Fund, Ltd., filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K on August 30, 2007, Commission File Number 000-31343.

10.3**

Amendment to the Investment Agreement by and between Global Wataire, Inc., now Global Earth Energy, Inc., and Dutchess Private Equities Fund, Ltd. dated December 18, 2007, filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K on December 20, 2007, Commission File Number 000-31343.

10.4**

Amendment to the Registration Rights Agreement by and between Global Wataire, Inc., now Global Earth Energy, Inc., and Dutchess Private Equities Fund, Ltd. dated December 18, 2007, filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K on December 20, 2007, Commission File Number 000-31343.

10.5**

Letter of Intent between Global Earth Energy, Inc. and 688239 B.C., Ltd., filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K on March 19, 2010, Commission File Number 000-31343, Commission File Number 000-31343.

10.6**

Investment Agreement dated as of May 20, 2010 by and between Global Earth Energy, Inc., a Nevada corporation, and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K on May 24, 2010, Commission File Number 000-31343.

10.7**

Registration Rights Agreement dated as of May 20, 2010, by and between Global Earth Energy, Inc., a Nevada corporation, and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K on May 24, 2010, Commission File Number 000-31343.

10.8**

AGS Capital Group, LLC Investment Agreement, executed on October 5, 2010, between Global Earth Energy, Inc. and AGS Capital Group, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K on October 12, 2010, Commission File Number 000-31343.

10.9**

AGS Capital Group, LLC Registration Rights Agreement, executed on October 5, 2010, between Global Earth Energy, Inc. and AGS Capital Group, LLC, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K on October 12, 2010, Commission File Number 000-31343.

10.10**

Asher Enterprises Inc. Securities Purchase Agreement, executed on October 5, 2010, between Global Earth Energy, Inc. and Asher Enterprises, Inc., filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K on October 12, 2010, Commission File Number 000-31343.

10.11**

Asher Enterprises Inc. Convertible Promissory Note, executed on October 5, 2010, between Global Earth Energy, Inc. and Asher Enterprises, Inc., filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K on October 12, 2010, Commission File Number 000-31343.

10.12**

Joint Venture Agreement between Reflora do Brasil and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.13**

Joint Venture Compensation Agreement between Strategic Alliance Consulting Group, Ltd. and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 2.2 to the registrant's Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.14**

Joint Venture Compensation Agreement between George D. Sinnis and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 2.3 to the registrant's Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.15**

Joint Venture Compensation Agreement between Glenn Sturm and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 2.4 to the registrant's Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.16**

Joint Venture Compensation Agreement between Nelson Mullins Riley & Scarborough LLP and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 2.5 to the registrant's Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.17**

Joint Venture Compensation Agreement between Raymond F. Barbush III and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 2.6 to the registrant's Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.18**

Rescission of Plan and Agreement of Triangular Merger Between Global Earth Energy, Inc. and RCI Solar, Inc., executed on December 2, 2010, between Global Earth Energy, Inc., RCI Solar, Inc., and Melvin K. Dick, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K on December 3, 2010, Commission File Number 000-31343.

10.19*	Warrant issued to Norman T. Reynolds, Esq. for 2,000,000 shares of the common stock of the registrant, dated August 2, 2010.
23.2*	Consent of Independent Certified Public Accountants.
31.1*	Certification of Sydney A. Harland, Chief Executive Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Edmund Gorman, Chief Financial Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Sydney A. Harland, Chief Executive Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Edmund Gorman, Chief Financial Officer of San West, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

*

Filed herewith.

**

Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2010

By /s/ Sydney A. Harland
Sydney A. Harland,
Chief Executive Officer

By /s/ Edmund J. Gorman
Edmund J. Gorman,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sydney A. Harland Sydney A. Harland	President, Chief Executive Officer and Director	December 14, 2010

/s/ Edmund J. Gorman Edmund J. Gorman	Chief Financial Officer, Secretary and Director	December 14, 2010

/s/ Betty-Ann Harland Betty-Ann Harland	Chairman	December 14, 2010

/s/ Robert Glassen Robert Glassen	Director	December 14, 2010

/s/ Arthur N. Kelly Arthur N. Kelly	Director	December 14, 2010

/s/ Richard Proulx Richard Proulx	Director	December 14, 2010

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

FINANCIAL REPORTS
AT
AUGUST 31, 2010

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

TABLE OF CONTENTS

Consolidated Balance Sheets at August 31, 2010 and 2009                                                  F- 1

Consolidated Statements of Changes in Stockholders' Deficit for the

  Years Ended August 31, 2010 and 2009

F-2

Consolidated Statements of Operations for the Years Ended August 31, 2010 and 2009

F-3

Consolidated Statements of Cash Flows for the Years Ended August 31, 2010 and 2009

F-4

Notes to Consolidated Financial Statements

F-5 -17

GLOBAL EARTH ENERGY, INC.
(A NEVADA CORPORATION)
Wilmington, North Carolina

CONSOLIDATED BALANCE SHEETS

August 31,	2010	2009

ASSETS
Current Assets
Cash and Cash Equivalents	$ 70	$ 13,897
Prepaid Expenses	52,820	––

Total Assets	$ 52,890	$ 13,897

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	$ 480,336	$ 169,680
Accrued Interest	339,449	146,632
Accrued Compensation - Directors	2,249,811	1,613,311
Due to Directors	13,950	369,961

Total Liabilities	3,083,546	2,299,584

Stockholders' Deficit
Common Stock : $.10 Par; 800,000,000 Shares Authorized;
121,624,800 and 6,272,334 Issued and 121,594,800 and 6,242,334, Outstanding, Respectively, with 5,000,000 Shares Held in Escrow	12,159,480	624,233

Common Stock, Class B: $.001 Par; 50,000 Shares
Authorized; -0- Issued and Outstanding	—	––

Discount on Common Stock	(2,300,379)	––

Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
30,000 and 96,000 Issued and Outstanding, respectively	30	96
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- and 1,000,000 Issued and
Outstanding, respectively	—	1,000
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	—	––

Additional Paid-In Capital	––	3,892,458
Accumulated Deficit	(12,887,787)	(6,801,474)
Treasury Stock – 3,000,000 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(3,030,656)	(2,285,687)

Total Liabilities and Stockholders' Deficit	$ 52,890	$ 13,897

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common	Discount	Preferred Stock			Additional		Treasury	Total
	Stock	On	($.001 Par)			Paid - In	Accumulated	Stock	Stockholders'
	($.10 Par)	Common Stock	Class A	Class B	Class C	Capital	Deficit	at Cost	Deficit

Balance - September 1, 2008	$ 23,483	$ --	$ 66	$1,000	$ —	$ 4,256,820	$(5,788,574)	$ (3,000)	$(1,510,205)

Compensation Expense – Stock Options	—	—	—	—	—	2,800	—	—	2,800

Common Stock Issued in Exchange for Services Rendered	500	—	—	—	—	79,500	—	—	80,000

Common Stock Issued for Services Never Rendered	250	—	—	—	—	—	—	—	250

Preferred Stock Issued in Payment of Debt	—	—	60	—	1,000	153,308	—	—	154,368

Preferred Stock Converted to Common	600,000	—	(30)	—	—	(599,970)	—	—	—

Net Loss	—	—	—	—	—	—	(1,012,900)	—	(1,012,900)

Balance - August 31, 2009	624,233	—	96	1,000	1,000	3,892,458	(6,801,474)	(3,000)	(2,285,687)

Compensation Expense – Stock Options	—	—	—	—	—	3,881,450	—	—	3,881,450

Common Stock Issued in Exchange for Services Rendered	820,000	—	—	—	—	(628,200)	—	—	191,800

Common Stock Issued for Cash	445,247	—	—	—	—	(372,588)	—	—	72,659

Preferred Stock Converted to Common	1,420,000	—	(66)	—	(1,000)	(1,418,934)	—	—	—

Common Stock Issued in Payment of Debt	2,350,000	—	—	—	—	(1,999,565)	—	—	350,435

Common Stock Issued in Plan of Merger	6,500,000	(2,300,379)	—	—	—	(3,354,621)	—	—	845,000

Net Loss	—	—	—	—	—	—	(6,086,313)	—	(6,086,313)

Balance - August 31, 2010	$12,159,480	$ (2,300,379)	$ 30	$ 1,000	$ ––	$—	$(12,887,787)	$ (3,000)	$(3,030,656)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A NEVADA CORPORATION)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended August 31,	2010	2009

Revenues, Net	$ 20,000	$ 20,000

Cost of Goods Sold	—	—

Gross Profit	20,000	20,000

Expenses
Bad Debt	61,750	250
Compensation Expense – Stock Options	3,854,450	2,800
Consulting Fees	867,307	753,567
General and Administrative	284,989	118,499
Impairment Loss	828,496	––
Interest Expense	192,817	157,784

Total Expenses	6,089,809	1,032,900

Loss from Operations Before
Provision for Taxes	(6,069,809)	(1,012,900)

Provision for Taxes	—	—

Loss from Operations	(6,069,809)	(1,012,900)

Discontinued Operations
Loss from Discontinued Operations	(16,504)	—

Net Loss	$(6,086,313)	$ (1,012,900)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	52,767,010	569,855

Net Loss Per Common Share -
Basic and Diluted – Continuing Operations	$ (.12)	$ (1.78)
Basic and Diluted – Discontinued Operations	$ (.00)	$ ––

The accompanying notes are an integral part of these financial statements.

>

GLOBAL EARTH ENERGY, INC.
(A NEVADA CORPORATION)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended August 31,	2010	2009

Cash Flows from Operating Activities

Net Loss	$ (6,086,313)	$(1,012,900)

Non-Cash Adjustments:
Impairment Loss	828,496	––
Bad Debts	61,750	––
Discontinued Operations	16,504	––
Common Stock Issued in Exchange for Services Rendered	191,800	80,000
Compensation Expense – Stock Options	3,854,450	2,800
Legal Expense – Stock Options	27,000	––
Common Stock Issued for Prepaid Consulting	(52,820)	––
Bad Debt – Proceeds from Stock Purchase	––	250
Changes in Assets and Liabilities:
Accrued Expenses	248,906	140,080
Accrued Interest	192,817	146,632
Accrued Compensation - Directors	636,500	636,500

Net Cash Flows from Operating Activities	(80,910)	(6,638)

Cash Flows from Investing Activities	––	––

Cash Flows from Financing Activities
Cash Proceeds from Sale of Stock	72,658	––
Advances from (Repayment to) Directors - Net	(5,575)	19,526

Cash Flows from Financing Activities	67,083	19,526

Net Change in Cash and Cash Equivalents	(13,827)	12,888

Cash and Cash Equivalents - Beginning of Period	13,897	1,009

Cash and Cash Equivalents - End of Period	$ 70	$ 13,897

Supplemental Disclosures
Interest Paid	$ —	$ —
Income Taxes Paid	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:

Preferred Stock Issued in Payment of Debt	350,435	154,368
Summary of Assets Acquired and Liabilities Assumed from Acquisition of 688239 B.C.
Accounts Receivable	$ 54,680	$ —
Employee Advances	$ 2,299	$ —
Net Property and Equipment	$ 141, 566	$ —
Goodwill	$ 960,520	$ —
Accounts Payable	$ (64,160)	$ —
Accrued Expenses	$ (11,647)	$ —
Line of Credit	$ (100,584)	$ —
Notes Payable – Due Within One Year	$ (118,893)	$ —
Cash and Cash Equivalents	$ (18,781)	$ —
Issuance of Stock	$ 845,000	$ —

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – The Company

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

On April 23, 2010, the Company's wholly owned subsidiary, Global Earth Energy Acquisition Company was incorporated in the state of Wyoming.

Principles of Consolidation

The consolidated financial statements include the accounts of Global Earth Energy, Inc., and its wholly owned subsidiaries; Knightsbridge Corp. and Global Earth Energy Acquisition Company (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

Scope of Business

The Company's primary business objective is the Renewable and Recoverable Energy Markets.  The Company's focus will be the bio-diesel production industry, secondary oil recovery and solar energy. The Company also provides advisory and transactional services to help high potential emerging companies to   develop and implement strategies to obtain capital and achieve their financial objectives.

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B -Summary of Significant Accounting Policies

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 (prior authoritative literature:  FASB Statement No. 109)..  FASB ASC 740 replaces SFAS 109, “Accounting for Income Taxes”, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

Earnings per Share

Earnings per share of common stock are computed in accordance with FASB ASC 260 (prior authoritative literature:  FASB Statement No. 128.), FASB ASC 260 replaces SFAS No, 128, “Earnings per Share”.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings per share.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Summary of Significant Accounting Policies - continued

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

Note C -  Going Concern

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $12,887,787 at August 31, 2010.

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

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -  Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Updated (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measures and Disclosures.”  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements.  The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (May 31, 2010 for the Company), except for the requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (May 31, 2011 for the Company).  This guidance requires new disclosures only, and will have no impact on the Company's consolidated financial statements.

Note E -Prepaid Expenses

Prepaid expenses consist of five consulting agreements. Four were signed in November 2009, and another signed in April 2010. All terms are for one year.  All of the consulting agreements are being paid with shares of common stock.  See Note F.

Note F -  Share Activity

Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued ASC 718 (prior authoritative literature, SFAS No. 123R, Share-Based Payment).  ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (prior authoritative literature, EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”)  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable in accordance with ASC 718.

On October 18, 2008, Ed Gorman (member of the Board of Directors) was granted as compensation for services options to buy 40,000 shares of the Company's preferred stock at the last quoted common stock offering price as of that day. A total of 40,000 options were granted at a price of $0.07. These options were issued in error but were subsequently issued as preferred class A shares (see below).

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -  Share Activity - continued

Stock Options

On November 8, 2009, the Company's attorney was granted as compensation for services options to buy 1,000,000 shares of the Company's common stock at the last quoted common stock offering price as of that day. A total of 1,000,000 options were granted at a price of $0.027.

On May 26, 2010, the Board of Directors were each granted as compensation for services options to buy 1,000,000 shares of the Company's common stock at the last quoted common stock offering price as of that day. A total of 6,000,000 options were granted at a price of $0.076.

On May 26, 2010 the Company's Chief Financial Officer was granted as compensation for services options to buy 40,000 shares of the Company's preferred class A stock at the last quoted common stock offering price as of that day times 200. A total of 40,000 options were granted at a price of $15.20.

On July 26, 2010, the Company's President was granted as compensation for services options to buy 325,000 shares of the Company's preferred class A stock at the last quoted common stock offering price as of that day times 200. A total of 325,000 options were granted at a price of $8.60.

The following table provides the range of assumptions used by the Company, at the time stock options were issued.

For the years ended August 31, 2010 and 2009, $3,881,450 and $2,800 was expensed utilizing the Black-Scholes option pricing model, respectively.  The following weighted-average assumptions were used for the grants issued:

Common Stock	2010	2009

Dividend Yield	0.00%	0.00%

Expected Volatility	305.88%	235.24%

Discount Rate	2.31%	3.91%

Option Life	5 Years	10 Years

Common Stock August 31,	Shares Under Option	Weighted Average Exercise Price	Exercisable

2009
Beginning Balance	––	––	––
Options Granted(1)	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Ending Balance	––

2010
Beginning Balance	––	––	––
Options Granted	7,000,000	$0.027 / $0.076	7,000,000
Options Exercised	––	––	––
Options Forfeited	––	––	––
Ending Balance	7,000,000	––	7,000,000

(1) The Company's Chief Financial Officer was originally issued common stock options in 2009, however those options  were subsequently cancelled and he was issued the same amount of preferred class A shares.

Preferred Stock	2010	2009

Dividend Yield	0.00%	N/A

Expected Volatility	308.35% - 314.39%	N/A

Discount Rate	1.76% - 2.06%	N/A

Option Life	5 Years	N/A

August 31,	Shares Under Option	Weighted Average Exercise Price	Exercisable

2010
Beginning Balance	––
Options Granted	365,000	$8.60 - $15.20	365,000
Options Exercised	––	––	––
Options Forfeited	––	––	––
Ending Balance	365,000		365,000

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

On May 18, 2009, the Board of Directors voted to approve the following:

1.  A  reverse split of the issued and outstanding shares of our common stock on the basis of one share or each 100 shares to occur immediately.  All share and per share amounts used in the Company's ;financial statements and notes have been retroactively restated to reflect the one-for-one hundred reverse stock split.

On August 31, 2008 the Company entered into an agreement with Larry Ricci (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in identifying and researching potential acquisitions for the Company's subsidiary Knightsbridge Corp.  The term of the contract is for one year, expiring on August 31, 2009.  In consideration for his services, the Contractor will receive 100,000 common shares.

On September 25, 2008 a stockholder that is closely related to Betty-Ann and Sydney Harland (Chairman, and President, CEO and Director, respectively) received 400,000 shares of regulation               144 common stock.  This stock was to reimburse the stockholder for 400,000 shares that he gave to the company on August 27, 2008 to pay the Company's Consultant.

On October 5, 2009 Betty-Ann Harland converted 66,000 Preferred Class A shares to 13,200,000 common shares.

On October 16, 2009, 5,000,000 shares of common stock of the Company were put into escrow in anticipation for a Regulation S equity offering on the Berlin Stock Exchange.

On November 3, 2009 the Company entered into an agreement with Brett Gold (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in evaluating various business strategies, recommending changes where appropriate and also critically evaluating the Company's performance in view of its corporate planning and business objectives. The term of the contract is for one year, expiring on October 31, 2010.  However, if the Company does not cancel the contract during the term, the contract will automatically extend for three months.  In consideration for his services, the Contractor received 1,000,000 common shares on November 30, 2009.

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -   Share Activity – continued

Common Stock

On November 3, 2009 the Company entered into an agreement with Geoffrey Eiten (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in evaluating various business strategies, recommending changes where appropriate and also critically evaluating the Company's performance in view of its corporate planning and business objectives. The term of the contract is for one year, expiring on October 31, 2010.  However, if the Company does not cancel the contract during the term, the contract will automatically extend for three months.  In consideration for his services, the Contractor received 1,000,000 common shares on November 30, 2009.

On November 6, 2009 the Company entered into an agreement with Warwick Tranter (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in potential purchase of recovery oil and gas wells in Alberta, Canada.  The term of the contract is for one year, expiring on November 6, 2010.  In consideration for his services, the Contractor will receive 1,000,000 common shares.

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

On November 12, 2009 the Company entered into an agreement with a stockholder that is closely related to Betty-Ann and Sydney Harland, Michael Harland (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in identifying and researching potential acquisitions for the Company's subsidiary Knightsbridge Corp.  The term of the contract is for one year, expiring on November 12, 2010.  In consideration for his services, the Contractor received 1,000,000 common shares on November 30, 2009.

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

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -   Share Activity – continued

Common Stock

On May 10, 2010, the Company and its wholly owned subsidiary, Global Earth Energy Acquisition Company, entered into an agreement to merge with 688239 B.C. Ltd., a British Columbia Corporation (688239 B.C.).  Pursuant to the agreement the Company issued 65,000,000 common shares to the sole stockholder of 688239 B.C. in exchange for the fair market value of certain assets and liabilities of 688239 B.C. (See Note H).

On June 22, 2010 the Company agreed to issue Sydney Harland (CEO and Director) 23,500,000 shares common stock in lieu of payment by the Company of $350,435 owed to Mr. Harland, included in due to directors.  The agreement was effective as of May 14, 2010.

Note G -   Legal Proceeding

On October 17, 2008 a default judgment was entered against the Company.  The judgment was entered in the District Court of Harris County, Texas for the Plaintiff Norman T. Reynolds against Global Wataire, Inc. for the sum of $77,816 in principal.  The Company also had a receivable from the Plaintiff in the amount of $61,750 which has been netted against the Plaintiff's claim of payable. Accrued expenses to the Plaintiff at November 30, 2009 amount to $7,316.  As of March 19, 2010 the Plaintiff and the Company had come to a resolution regarding the payable due the Plaintiff and the Company has agreed to pay it.  As of the date of this report, the Company and the Plaintiff are in negotiations regarding the receivable amount of $61,750 due to the Company.

Note H -   Discontinued Operations

On May 10, 2010, the Company acquired all of the agreed upon assets and liabilities of 688239 B.C. The acquired business employs complementary technologies and serves compatible markets compared with Global Earth Energy, Inc.  688239 B.C.'s assets and liabilities were merged into Global Earth Energy Acquisition Company, a wholly owned subsidiary of the Company, a Wyoming corporation. Upon merger the subsidiary changed its name to RCI Solar, Inc.

RCI Solar, Inc. located in Kelowna, British Columbia, Canada is an electrical contracting company.  RCI Solar, Inc. delivers a suite of residential and commercial renewable energy solutions. RCI Solar specializes in Solar Panels, Thermo Energy, and Wind Turbines.  Management has over 30 years experience in the industry and have become a partner both in business and in research and development.  Consideration from the National Research Centre of Canada and ecoEnergy Canada has helped RCI Solar position itself to explore new opportunities.  These opportunities will help the Company further define and develop our solutions as a leader in Renewable and Recoverable Energy Markets.  RCI Solar is experiencing steady growth and has completed several deployments throughout Western Canada.  New contracts are anticipated throughout various communities in several Canadian provinces.In exchange for the assets and liabilities of 688239 B.C., the Company issued 65,000,000 shares common stock at a value of $845,000.

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H -   Discontinued Operations – continued

Due to the difficulties encountered in completing the audit of 688239 B.C. Ltd., filed on Form 8-Ka, item 9.01, on August 16, 2010 and continued difficulties experienced during the preparation of the subsidiary's accounting records included in the Company's annual report on Form 10-K for fiscal year 2010, the parties to the Plan of Merger desired to rescind the Plan of Merger (the “Rescission”). On December 2, 2010 the parties to the Plan of Merger executed the Rescission. As a result, Global Earth has agreed to transfer to Melvin Dick all of Global Earth's interest in the 5,000 shares of the Class A Common Stock of 688239 B.C. which Melvin Dick previously agreed to deliver to Global Earth. Melvin Dick shall be permitted to retain the 65,000,000 shares of the Global Earth Common Stock which he received in connection with the Plan of Merger as a complete compromise of matters involving disputed issues of law and fact.

In compliance with authoritative literature, “ASC 855, Subsequent Events,” Management determined that the events leading up to the Rescission and the execution thereof on December 2, 2010, would fit the definition of a subsequent event that provides additional evidence about conditions that existed as the date of the balance sheet. In accordance with authoritative literature, this type of subsequent event is recognized in the financial statements as if it occurred on the Company's balance sheet date.

As a result, the Company has recognized an impairment loss from the rescission of $828,496. The net operating results of 688239 B.C. Ltd. have been presented as discontinued operations in the Company's statement of operations for the year ended August 31, 2010. The following table provides the details of those discontinued operations:

Discontinued Operations of Subsidiary 688239 B.C.:
For the Period May 10, 2010 Through August 31, 2010

Revenue	$ 130,836
Cost of Goods Sold	77,613
Gross Profit	53,223

G&A Expense	69,727
Operating Profit	16,504

Net Loss	$ 16,504

Note I – Related Party Transactions

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

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I – Related Party Transactions – continued

On September 25, 2008 a stockholder that is closely related to Betty-Ann and Sydney Harland received 400,000 shares of regulation 144 common stock.  This stock was to reimburse the stockholder for 400,000 shares that he gave to the company on August 27, 2008 to pay the Company's Consultant (See Note L).

On March 3, 2009 the Company promised to repay a stockholder that is closely related to Betty-Ann and Sydney Harland 1,000,000 shares of Preferred Stock Class C.   This stock was to reimburse the stockholder for 1,000,000 shares that he gave to the company on March 3, 2009 to pay the Company's Consultant.

Certain disbursements of the Company have been paid by three directors of the Company, therefore, a Due to Directors account has been established.  The balance at August 31, 2010 and 2009 was $13,950 and $369,961, respectively.  The amount due contains no formal repayment terms and is accruing interest at the 8.75% annually.

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

Interest expense charged to operations was $192,817 and $157,784, for the years ended August 31, 2010 and 2009 respectively.

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J – Other Matters

On June 5, 2001, the Company entered into advisory agreements with the firms of David Michael LLC and Feng Shui Consulting, Inc.  In June 2002, David Michael LLC and Feng Shui Consulting, Inc. filed a suit against the Company for breach of contract.  The Company filed a counter claim and third party complaint denying the substantive allegations of the complaint and asserting breach of contract and fraud in connection with the transaction.  In August 2004, the United States District Court for the State of Utah dismissed the case in its entirety with prejudice, with each party to bear its own costs and fees.  As part of the dismissal, in September 2004, the Company paid $5,000 to repurchase the 800,000 common shares that were previously issued to the plaintiffs. On April 13, 2006 the 800,000 common shares were subject of a one-for-one thousand reverse stock split (See Note F).  On May 18, 2009 the 800 common shares were subject of a one-for-one hundred reverse stock split (See Note F). As of August 31, 2010, the 8 shares have not been received by the Company for cancellation therefore the shares are still recorded as issued and outstanding.

Note K -   Income Taxes

At August 31, 2010 and 2009, the Company had approximately $12,887,787 and $6,801,474, accumulated tax losses to apply against future taxable income.  The net operating loss carry forwards begin to expire in 2012.

The Company has fully reserved for any future tax benefits form the net operating loss carry forwards since it has not generated any net income to date.  The Company has no other material deferred tax assets or liabilities for the periods presented.

Note L – Investment Agreements

On August 20, 2007 the Company entered into an investment agreement with Dutchess Private Equities Fund, Ltd. (The Investor). Pursuant to this agreement, the Investor shall commit to purchase up to $10,000,000 of the Company's common stock over the course of thirty-six (36) months.  The amount that the Company shall be entitled to request from each purchase “Puts” shall be equal to either up to $250,000 or 200% of the average daily volume (US Market Only) of the common stock for the ten (10) trading days prior to the Put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put date. On June 25, 2008 the Company filed a registration statement covering 4,000,000 shares of the common stock underlying this investment agreement. The Company received $56,158 and $-0-, net of fees for the years ended August 31, 2010 and 2009, respectively. As of August 31, 2010 this agreement was terminated per the contract maturity date.

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

On May 20, 2010 the Company entered into an investment agreement with Dutchess Private Opportunity Fund II, LP (The Investor). Pursuant to this agreement, the Investor shall commit to purchase up to $10,000,000 of the Company's common stock over the course of thirty-six (36) months.  The amount that the Company shall be entitled to request from each purchase “Puts” shall be equal to either up to $250,000 or 200% of the average daily volume (US Market Only) of the common stock for the three (3) trading days prior to the Put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put date.  For the year ended August 31, 2010 no activity had been transacted. Subsequently on October 12, 2010 this agreement was terminated.

Note M – Subsequent Events

On October 5, 2010 the Company entered into a securities purchase agreement with Asher Enterprises Inc. in connection with the issuance of an 8% convertible note of the Corporation in the aggregate principal amount of $65,000, convertible into shares of common stock of the Company, based upon the terms of the note.

On October 5, 2010 the Company and AGS Capital Group, LLC (AGS) executed an investment agreement whereby AGS would purchase from time to time up to $10,000,000 of the Company's fully registered, freely tradable common stock over the course of 24 months.

On October 12, 2010 the Company terminated its investment agreement with Duchess Opportunity Fund, II, LP.

On October 28, 2010 the Company agreed to issue Common Stock to relieve the debt owed to Robert Levitt in the amount of $180,000.  The Company authorized Sydney Harland, President, to issue the stock from time to time as Robert Levitt elects to convert.

On November 8, 2010, the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan for the Year 2010 No. 2.  The purposes of this Plan are to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of the Company's common stock.  50,000,000 shares of common stock are to be registered to this plan at an offering price of $.0029.  The Plan shall expire on November 8, 2020.

On November 22, 2010, the Company and Reflora do Brasil, a Brazilian company (“RDB”) executed a Joint Venture Agreement with respect to sale by RDB of carbon credits relating to certain property located in Brazil.  Proceeds from the sale of the Credits brokered by the Company for RDB shall be split as follows: sixty percent (60%) of the proceeds shall be distributed to the owners of the Para Property, who are represented by RDB, and forty percent (40%) to the Company.   Pursuant to the agreement the Company issued 9,500,000 shares of common stock in addition to those shares listed below.

Strategic Alliance Consulting Group, Ltd. is entitled to compensation from the Company pursuant to the Joint Venture Agreement, as follows:

(a) 62,642,973 shares of the common stock of the and

(b) The sum of $30,000.00 per month for four months totaling $120,000 to run the business lines to be brought in, (carbon credit deals, soybean, asset backed bonds, Lifecycle partnership) which includes legal costs and other costs involving the stated deals.  The Cash Compensation will be paid by the Company as and when it is able to raise sufficient funds through a private placement of shares of the Global Earth Common Stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.  The Company shall immediately begin the preparation of a private placement memorandum for the purpose of raising the cash compensation.