Form 10-K/A
period 2010-08-31
GLOBAL EARTH ENERGY, INC.
filed 2011-01-18
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-K/A
Amendment No. 1

(Mark One)

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2010.

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No. 000-31343

GLOBAL EARTH ENERY, INC.
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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [  ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [  ] No [ X ]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on August 31, 2010 (based on the closing sale price of $0.024 per share of the registrant’s common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately $1,040,276 ..  Common stock held by each officer and director and by each person known to the registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At December 13, 2010 the registrant had outstanding 121,594,800 shares of common stock, par value $0.001 per share.

Documents incorporated by reference:  Items 1, 1A, 1B, 2, 3, 4, 6, 9A, of Part I and Items 10, 11, 12, 13, and 14 of this Form 10-K/A, Amendment No. 1 incorporate by reference the registrant’s Form 10-K for the fiscal year ended August 31, 2010, filed on December 15, 2010.

i

TABLE OF CONTENTS

Item 1.

Business.

1

Item 2.

Properties.

1

Item 3.

Legal Proceedings.

1

Item 4.

(Removed and Reserved).

1

Item 5.

Market for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities.

1

Item 6.

Selected Financial Data.

3

Item 7.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations.

3

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

18

Item 8.

Financial Statements and Supplementary Data.

18

Item 9.

Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

18

Item 9A.

Controls and Procedures.

18

Item 9A(T).

Controls and Procedures.

18

Item 9B.

Other Information.

20

Item 10.

Directors, Executive Officers and Corporate Governance.

20

Item 11.

Executive Compensation.

20

Item 12.

Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

20

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

20

Item 14.

Principal Accounting Fees and Services.

20

Item 15.

Exhibits, Financial Statement Schedules.

21

ii

EXPLANATORY NOTE

On December 15, 2010, we filed with the Securities and Exchange Commission our Annual Report on Form 10-K for the annual period ended August 31, 2010.  This Amendment No. 1 to our Annual Report on Form 10-K is being filed to correct information for Items 5, 7, 8, 9A(T) and 9B of Part I and Item 15 of Part IV to our Annual Report on Form 10-K.  The filing of this Form 10-K/A, Amendment No. 1, is not an admission that our Form 10-K for the year ended August 31, 2010, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except as described herein, no other changes have been made to our Annual Report on Form 10-K.  We have not updated the disclosures in this Form 10-K/A, Amendment No. 1, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-K/A should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized.  Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K/A as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel.  These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.

Business.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 2.

Properties.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 3.

Legal Proceedings.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 4.

(Removed and Reserved).

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since April 17, 2006, following the change in our corporate name from International Development Corp. to Global Wataire, Inc., our common stock has been quoted on the OTC Bulletin Board under the symbol “GWTE.OB.”  Beginning in July 2001, until December 9, 2004, our symbol was “OZLU.OB.” When we changed our corporate name from Ozolutions, Inc. to International Development Corp. on December 9, 2004, our symbol changed to “IDVL.OB.”  Subsequently when we changed our corporate name to Global Earth Energy Inc. on February 5, 2008 our symbol changed to “GEEG.”  Our symbol has subsequently changed since February 5, 2008 to “GLER.”  The following table sets forth, for the fiscal quarters indicated, the high and low bid prices.  These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.  In reviewing the quotations, you should take into account that our common stock was the subject of a one for 1,000 reverse split on April 14, 2006 and a one for 100 reverse split on May 18, 2009.  See “Description of Business.”  The effect of the reverse split was that our shares following the reverse split on April 14, 2006 and on May 18, 2009 are quoted at a price, which should be higher than that which obtained before the reverse split.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Common Stock
Equity compensation plans approved by security holders	12,000,000	$0.027-$0.076	2,000,000
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	12,000,000	$0.027-$0.076	2,000,000

Preferred Stock – Class A
Equity compensation plans approved by security holders	365,000	$8.60 - $15.20	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	365,000	$8.60 - $15.20	-0-

2

On September 15, 2010, we issued 2,000,000 common shares of our common stock pursuant to our Non-Employee Consultants Retainer Stock Plan for the year 2010.

Subsequent to August 31, 2010, we filed with the SEC a registration statement with respect to a stock compensation plan for non-employees. The plan has a total of 50,000,000 registered shares available, of which 12,000,000 shares have subsequently been awarded.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

There were no purchases of our equity securities by Global Earth Energy or any affiliated purchasers during any month within the fourth quarter of the fiscal year covered by this report.

Item 6.

Selected Financial Data.

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, we make a number of statements, referred to as “forward-looking statements” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.  We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to the registrant and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.

You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions.  When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the registrant, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•

Whether or not markets for our products and services develop and, if they do develop, the pace at which they develop;

•

Our ability to attract and retain the qualified personnel to implement our growth strategies;

•

Our ability to fund our short-term and long-term financing needs;

•

Competitive factors;

•

General economic conditions; and

•

Changes in our business plan and corporate strategies.

Other risks and uncertainties discussed in greater detail in the sections of this report, including those captioned “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operations.”  Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-K/A to be accurate as of the date hereof.  Changes may occur after that date.  We will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained in Item 1 of Part I of this Form 10-K/A , as well as the consolidated financial statements in Item 8 of Part II of our Form 10-K/A for the fiscal year ended August 31, 2010.

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

The net loss for the year ended August 31, 2010 was $ 6,222,273 compared to a net loss of $1,012,900 for the year ended August 31, 2009.  Expenses for the year ended August 31, 2010 increased $5,192,869 over the year ended August 31, 2009.  Increases in total expenses can be directly attributable to an increase in compensation expenses – stock awards of $3,987,610 , an increase in consulting expense of $113,740, an increase in bad debt, and general and administrative costs of $227,990 , an increase in interest expense of $35,033 and impairment loss of $828,496 resulting from of the Rescission to the Plan of Merger with 688239 B.C. Ltd.  Interest expense increased over fiscal 2009 as a result of the increase in the outstanding balances owing to directors and a stockholder, while discontinued operations of $16,504 was also the result of the Rescission to the Plan of Merger.

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

Pursuant to this report, we are attempting to raise additional capital.  In addition, certain of our directors and stockholders may continue to provide Global Earth Energy with the funds needed to continue our development and operations.  To the extent our revenue shortfall exceeds our capital raising efforts and the willingness and ability of our directors and stockholders to continue providing Global Earth Energy with the funds needed, we anticipate raising any necessary capital from other outside investors coupled with bank or mezzanine lenders.  As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months.  Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

Regulation S Offering in Europe

On October 23, 2006, we began an offering of shares of our common stock to European investors, pursuant to Regulation S promulgated under the Securities Act 10,000,000 shares were offered at $0.50 per share.  The shares were sold in the offshore transactions to non-U.S. persons who were qualified investors and who were deemed acceptable by Global Earth Energy.

The shares were sold on a “best efforts” basis on the Berlin Stock Exchange in Berlin, Germany through various authorized selling agents.  All cash payments for the shares were immediately available for use by Global Earth Energy without the use of any escrow agent.

The subscription period began on October 23, 2006 and terminated on January 31, 2007.  On August 3, 2007 we added an additional 5,000,000 shares to the share offering for a total of 15,000,000 shares to be offered on the Berlin Stock Exchange.  As a result of the offering Global Earth Energy sold 13,678,165 shares and raised $1,101,278 after stock issuance costs.

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

Subsequent Events

AGS Capital Group, LLC Investment Agreement.

On October 5, 2010, the registrant, Global Earth Energy, Inc., a Nevada corporation, and AGS Capital Group, LLC executed that certain AGS Investment Agreement which provided upon the terms and subject to the conditions contained therein, the registrant shall issue and sell to AGS Capital, from time to time as provided herein, and AGS Capital shall purchase from the registrant up to Ten Million Dollars ($10,000,000) of the registrant’s fully registered, freely tradable common stock, par value $0.001 per share (the “the Common Stock”) pursuant to the Securities Act of 1933, as amended (the “Securities Act”).

Some of the pertinent provisions of the AGS Capital Investment Agreement are as follows:

Advances.  Subject to the terms and conditions of the AGS Capital Investment Agreement (including, without limitation, the provisions of Article VII thereof), the registrant, at its sole and exclusive option, may issue and sell to AGS Capital, and AGS Capital shall purchase from the registrant, shares of the Common Stock by the delivery, in the registrant’s sole discretion, of Advance Notices.  The aggregate maximum amount of all Advances that AGS Capital shall be obligated to make under the AGS Capital Investment Agreement shall not exceed the Commitment Amount.

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

(vi)

The registrant’s transfer agent shall be DWAC eligible.

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

Quotation of the Common Stock.  The registrant shall maintain the Common Stock’s authorization for quotation on the Principal Market.

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

(b)

The registrant may terminate the AGS Capital Investment Agreement effective upon 15 Trading Days’ prior written notice to AGS Capital; provided that (i) there are no Advances outstanding, and (ii) the registrant has paid all amounts owed to AGS Capital pursuant to the AGS Capital Investment Agreement.  This Agreement may be terminated at any time by the mutual written consent of the parties, effective as of the date of such mutual written consent unless otherwise provided in such written consent.  In the event of any termination of the AGS Capital Investment Agreement by the registrant hereunder, so long as AGS Capital owns any shares of the Common Stock issued hereunder, unless all of such shares of the Common Stock may be resold by AGS Capital without registration and without any time, volume or manner of sale limitations pursuant to Rule 144, the registrant shall not (i) cancel the common stock issued to Investor or suspend (except as provided for in the Registration Rights Agreement) or withdraw the Registration Statement or otherwise cause the Registration Statement to become ineffective, or voluntarily delist the Common Stock from, the Principal Market without listing the Common Stock on another Principal Market.

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

On January 7, 2011, Global Earth Energy gave notice of the termination of this agreement effective as of January 31, 2011.

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

Some of the pertinent provisions of the Asher Enterprises Agreement are as follows:

Form of Payment.  On the Closing Date (as defined below), (i) Asher Enterprises shall pay the purchase price for the Note to be issued and sold to it at the Closing (as defined below) (the “Purchase Price”) by wire transfer of immediately available funds to the registrant, in accordance with the registrant’s written wiring instructions, against delivery of the Note in the principal amount equal to the Purchase Price as is set forth immediately below Asher Enterprises’ name on the signature pages hereto, and (ii) the registrant shall deliver such duly executed on behalf of the registrant, to Asher Enterprises, against delivery of such Purchase Price.

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

Right of First Refusal.  Unless it shall have first delivered to the Buyer, at least seventy two (72) hours prior to the closing of such Future Offering (as defined herein), written notice describing the proposed Future Offering, including the terms and conditions thereof and proposed definitive documentation to be entered into in connection therewith, and providing the Buyer an option during the seventy two (72) hour period following delivery of such notice to purchase the securities being offered in the Future Offering on the same terms as contemplated by such Future Offering (the limitations referred to in this sentence and the preceding sentence are collectively referred to as the “Right of First Refusal”) (and subject to the exceptions described below), the Company will not conduct any convertible note financings (“Future Offerings”) during the period beginning on the Closing Date and ending twelve (12) months following the Closing Date.  In the event the terms and conditions of a proposed Future Offering are amended in any respect after delivery of the notice to the Buyer concerning the proposed Future Offering, the Company shall deliver a new notice to the Buyer describing the amended terms and conditions of the proposed Future Offering and the Buyer thereafter shall have an option during the seventy two (72) hour period following delivery of such new notice to purchase its pro rata share of the securities being offered on the same terms as contemplated by such proposed Future Offering, as amended.  The foregoing sentence shall apply to successive amendments to the terms and conditions of any proposed Future Offering.  The Right of First Refusal shall not apply to any transaction involving (i) issuances of securities in a firm commitment underwritten public offering (excluding a continuous offering pursuant to Rule 415 under the 1933 Act) or (ii) issuances of securities as consideration for a merger, consolidation or purchase of assets, or in connection with any strategic partnership or joint venture (the primary purpose of which is not to raise equity capital), or in connection with the disposition or acquisition of a business, product or license by the Company.  The Right of First Refusal also shall not apply to the issuance of securities upon exercise or conversion of the Company’s options, warrants or other convertible securities outstanding as of the date hereof or to the grant of additional options or warrants, or the issuance of additional securities, under any Company stock option or restricted stock plan approved by the shareholders of the Company.  The Right of First Refusal also shall not apply to Future Offerings in excess of $250.000.00.

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

Conversion Right.  The Holder shall have the right from time to time, and at any time during the period beginning on the date of this Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount (as defined in Article III) pursuant to Section 1.6(a) or Article III, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Borrower into which such Common Stock shall hereafter be changed or reclassified at the conversion price (the “Conversion Price”) determined as provided herein (a “Conversion”); provided, however, that in no event shall the Holder be entitled to convert any portion of this Note in excess of that portion of this Note upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Notes or the unexercised or unconverted portion of any other security of the Borrower subject to a limitation on conversion or exercise analogous to the limitations contained herein) and (2) the number of shares of Common Stock issuable upon the conversion of the portion of this Note with respect to which the determination of this proviso is being made, would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock.  For purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulations 13D-G thereunder, except as otherwise provided in clause (1) of such proviso, provided, further, however, that the limitations on conversion may be waived by the Holder upon, at the election of the Holder, not less than 61 days’ prior notice to the Borrower, and the provisions of the conversion limitation shall continue to apply until such 61st day (or such later date, as determined by the Holder, as may be specified in such notice of waiver).

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

The term “Conversion Amount” means, with respect to any conversion of this Note, the sum of (1) the principal amount of this Note to be converted in such conversion plus (2) at the Borrower’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in this Note to the Conversion Date, provided, however, that the Company shall have the right to pay any or all interest in cash plus (3) at the Borrower’s option, Default Interest, if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2) plus (4) at the Holder’s option, any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof.

Conversion Price.

(a)

Calculation of Conversion Price.  The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).  The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (as defined herein)(representing a discount rate of 42%).  “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile (the “Conversion Date”).  “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Borrower and Holder and hereafter designated by Holders of a majority in interest of the Notes and the Borrower or, if the OTCBB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc.  If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes.  “Trading Day” shall mean any day on which the Common Stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded.

Copies of the Asher Enterprise Agreement and the Note were attached as exhibits to our current report filed with the Commission on October 12, 2010.  Please refer to the agreements for the definitions of all of the capitalized terms used herein not otherwise defined herein.

On December 6, 2010, the registrant and Asher Enterprises, Inc. executed another certain Securities Purchase Agreement, whereby Asher Enterprises desired to purchase and the registrant desired to issue and sell, upon the terms and conditions set forth in the Asher Enterprises Agreement an 8% Convertible Promissory Note of the registrant in the aggregate principal amount of $40,000.00 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of common stock of the registrant (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note.

Some of the pertinent provisions of the Note are as follows:

The registrant hereby promises to pay to the order of Asher Enterprises, Inc. or registered assigns (the “Holder”) the sum of $40,000.00 together with any interest as set forth herein, on September 8, 2011 (the “Maturity Date”), and to pay interest on the unpaid principal balance hereof at the rate of eight percent (the “Interest Rate”) per annum from the date thereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.  The Note may not be prepaid in whole or in part except as otherwise explicitly set forth therein with the prior written consent of the Holder which may be withheld for any reason or no reason.  Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of 22 percent per annum from the due date thereof until the same is paid (“Default Interest”).

The terms of the Securities Purchase Agreement and the Note dated December 6, 2010 are substantially the same as the documents executed by the parties on October 5, 2010.

Copies of the Securities Purchase Agreement and the Note are attached as exhibits to this report.

Termination of a Material Definitive Agreement with Dutchess Opportunity Fund, II LP

On October 12, 2010, the registrant terminated that certain Investment Agreement effective on May 20, 2010, between the registrant and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership (“Dutchess”) which provided upon the terms and subject to the conditions contained in the Investment Agreement that Dutchess shall invest up to $10,000,000 to purchase the registrant’s Common Stock, no par value per share (the “Common Stock”).  In addition, on October 6, 2010, the registrant terminated that certain Registration Rights Agreement effective on May 20, 2010 executed by the registrant in connection with the Dutchess Investment Agreement.

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

The term of the Joint Venture Agreement shall be for the life of the project and corresponding crediting periods from the effective date of the Joint Venture Agreement, unless sooner terminated as therein provided, subject to and upon the conditions specified therein.  Either party may terminate the Joint Venture Agreement at anytime for any reason upon 30 days’ prior notice to the other party.  After the date of  termination of the Joint Venture Agreement (“Termination Date”) regardless of terminating party, the registrant shall be entitled to all fees due for sales of Credits completed prior to the Termination Date.

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

•

688239 B.C. was merged with and into the Subsidiary, to exist and be governed by the laws of the State of Wyoming.

•

The Subsidiary was the surviving corporation (the “Surviving Corporation”) and its name was changed to RCI Solar, Inc.  The Surviving Corporation continued to be a wholly-owned subsidiary of Global Earth.

•

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

•

The Surviving Corporation was responsible for the payment of all fees and franchise taxes of the constituent entities payable to the State of Wyoming and the Province of British Columbia, if any.

•

The Surviving Corporation carried on business with the assets of 688239 B.C., as well as the assets of the Subsidiary.

•

The Surviving Corporation was responsible for the payment of the fair value of shares, if any, required under the laws of the Province of British Columbia.

•

The 688239 B.C. Stockholder surrendered all of his shares of the 688239 B.C. Common Stock in the manner set forth in the Plan of Merger.

•

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

Rescission of the RCI Solar, Inc. Plan of Merger

Some of the pertinent provisions of the Rescission of Plan and Agreement of Triangular Merger Between Global Earth Energy, Inc. and RCI Solar, Inc. were as follows:

•

Rescission of the Plan of Merger.  Due to the difficulties of completing an audit of the Subsidiary, the parties to the Plan of Merger desire to rescind the Plan of Merger (the “Rescission”).  As a result of the Rescission, Global Earth has transferred to Melvin Dick all of Global Earth’s interest in the 5,000 shares of the Class A Common Stock of 688239 B.C. which Melvin Dick previously agreed to deliver to Global Earth.  Melvin Dick shall be permitted to retain the 65,000,000 shares of the Global Earth Common Stock which he received in connection with the Plan of Merger.

•

Rescission of the Merger.  As a result of the Rescission of the Plan of Merger, the Merger and the Plan of Merger are hereby rescinded and shall be of no further force or effect from the date hereof.

•

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

•

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

•

Release of Global Earth.  Melvin Dick, without any further action, shall be deemed to have released and forever discharged Global Earth, its assigns, predecessors, successors, joint venturers, personal representatives, stockholders, officers, directors, employees, underwriters, attorneys, and trustees, and any other person at interest therewith, from and against any and all claims, demands, debts, interest, expenses, dues, liens, liabilities, causes of action including court costs or attorneys’ fees, or any other form of compensation, he may now own or hereafter acquire against Global Earth, whether statutory, in contract, in tort, either at law or in equity, including quantum meruit, as well as any other kind or character of action on account of, growing out of, relating to or concerning, whether directly or indirectly, the Merger and the Plan of Merger, any other instrument, agreement or transaction, whether written or oral, in connection with the Merger and the Plan of Merger, or any other transaction or occurrence of any nature whatsoever occurring before the execution of this Agreement.

•

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

•

Release of Melvin Dick.  Global Earth, without any further action, shall be deemed to have released and forever discharged Melvin Dick, individually, and his assigns, predecessors, successors, joint venturers, heirs, executors, administrators, personal representatives, and trustees, and any other person at interest therewith, from and against any and all claims, demands, debts, interest, expenses, dues, liens, liabilities, causes of action including court costs or attorneys’ fees, or any other form of compensation, it may now own or hereafter acquire against Melvin Dick, whether statutory, in contract, in tort, either at law or in equity, including quantum meruit, as well as any other kind or character of action on account of, growing out of, relating to or concerning, whether directly or indirectly, the Merger and the Plan of Merger, any other instrument, agreement or transaction, whether written or oral, in connection with the Merger and the Plan of Merger, or any other transaction or occurrence of any nature whatsoever occurring before the execution of this Agreement.

•

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

Entry into a Material Definitive Agreement with LifeCycle Investments, L.L.C..

On January 10, 2011, we executed a Joint Venture Agreement with LifeCycle Investments, L.L.C., an Illinois limited liability company (“LifeCycle”).  A copy of the agreement was filed as an exhibit with our current report filed with the Commission on January 12, 2011.  The basic terms of the agreement were as follows:

•

Subject to the terms and conditions of the agreement, the registrant may act as agent on behalf of LifeCycle for the recapitalization of life settlements relating to certain life settlements owned by LifeCycle and lien holder First Chicago Bank and Trust.

•

Proceeds from the death benefits shall be split as follows: 60 percent of the proceeds shall be distributed to the owners of the policies, who are represented by LifeCycle, and 40 percent to the registrant.

•

The term of the agreement shall be for the life of the portfolio and corresponding portfolio’s from January 7, 2011, unless sooner terminated as hereinafter provided, subject to and upon the conditions specified therein.  Either party may terminate the agreement at any time for any reason upon 30 days’ prior notice to the other party.  After the date of termination of the agreement regardless of terminating party, the registrant shall be entitled to all fees due for sales of or death benefits to policies completed prior to the termination date.

•

The relationship of LifeCycle to the registrant shall be that of an exclusive partner.  Neither federal, state nor local income tax, payroll tax, nor any foreign tax of any kind shall be withheld or paid by LifeCycle on behalf of the registrant.  LifeCycle and the registrant each understand and agree that at no time does either party acquire rights, interest or title in any product or service or equity of the other party and that all copyrights, marks, patents, intellectual rights and any and all other proprietary rights of each party remain and shall always remain the property of such party.

The joint venture is expected to include $12 million in assets that are composed of life settlement portfolios that are currently owned and managed by LifeCycle and which will be contributed by LifeCycle to the joint venture upon the retirement of the loan to First Chicago Bank & Trust discussed below.  LifeCycle and the registrant have agreed that all income generated by the assets will be split on a 60/40 basis with 60 percent being allocated to LifeCycle and 40 percent being allocated to the registrant.  The joint venture also plans a debt offering to raise an additional $250 million to be used to purchase additional life settlement portfolios, and to fund the Reflora do Brasil project discussed  in our current report filed with the Commission on November 23, 2010.

The life insurance portfolios to be contributed to the joint venture currently are collateral for a loan in the amount of approximately $3 million owed by LifeCycle to First Chicago Bank & Trust.  The registrant has agreed with LifeCycle that it will attempt to raise the necessary funds to pay of the loan to First Chicago Bank & Trust.  Once the loan is paid in full, LifeCycle will contribute the life insurance portfolios to the joint venture, whereupon the registrant will own a 40 percent interest in the life insurance portfolios and all other assets of the joint venture and will share in 40 percent of the net income of the joint venture.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.

Financial Statements and Supplementary Data.

See attached.

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 9A.

Controls and Procedures.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 9A(T).

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

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation and because of certain material weaknesses identified below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  During the three months ended August 31, 2010, we identified the following conditions that indicated that our internal control over financial reporting and our disclosure controls and procedures were not effective:

•

Accounts payable and accrued expenses are inadequately being maintained as there is no policy for unpaid invoice documentation.

•

Reconciliations of shares outstanding between the accounting records and the stock transfer agent are not performed timely.

Factors Causing Restatement of the Financial Statements

It is noted that our procedures for adequate safeguarding of important documents and agreements and the timely accounting and reporting of such documents and agreements is inadequate.  The financial statements for the year ended August 31, 2010 were restated due to the fact that a stock warrant agreement executed on August 2, 2010 between Global Earth Energy and our attorney was not properly documented and accounted for in the financial statements.  This is due to the fact that there is not one general location that all documents are stored for safekeeping.  Our management also actively enters into transactions that call for or use issuances of common stock and/or stock awards as consideration.  Due to limited accounting personnel, the fact that agreements are not readily available or accessible, and the large volume of activity that directly affects the shares outstanding and compensation based awards that only affect earnings per share, it presents a challenge for accounting personnel and management to accurately account for all transactions.

Management decided to change the par value of common stock from $0.10 to its original value of $0.001 prior to the reverse stock split on May 18, 2009.  The restatement of the par value of common stock although originally shown as compliant with GAAP was a decision by management to more accurately reflect the value of common stock and additional paid-in-capital.  These changes did not change any effective ownership of voting rights or control of any shareholder.

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

Item 9B.

Other Information.

Global Earth Energy has entered into the following material agreements, which are described in Item 11: Executive Compensation, under the caption “Employment Agreements:”

•

Employment Agreement between Global Earth Energy and Betty-Ann Harland dated October 1, 2004.

•

Employment Agreement between Global Earth Energy and Sydney Harland dated August 23, 2007.

•

Employment Agreement between Global Earth Energy and Edmund Gorman dated August 23, 2007.

Global Earth Energy has entered into the following material agreements, which are described in Item 1, Description of Business, under the caption “Transaction with Dutchess Private Equities Fund, Ltd.” and Item 7, Management’s Discussion and Analysis or Plan of Operation, under the caption “Subsequent Events” :

•

Investment Agreement between Global Earth Energy and Dutchess Private Equities Fund, Ltd.

•

Investment Agreement between Global Earth Energy and AGS Capital Group, LLC.

•

Entry into a Material Definitive Agreement with Reflora do Brasil.

•

Entry into a Material Definitive Agreement with LifeCycle Investments L.L.C.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 11.

Executive Compensation.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 14.

Principal Accounting Fees and Services.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

All financial statements referred to in Item 8 of this report are attached to this report.

(b)

All financial statement schedules required to be filed by Item 8 of this report and the exhibits contained in this report are attached to this report.

(c)

The following exhibits are attached to this report:

Exhibit No.	Identification of Exhibit
2.1**

Plan and Agreement of Triangular Merger between Global Earth Energy, Inc., Global Earth Energy Acquisition Company, 688239 B.C. Ltd., and Melvin K. Dick dated May 10, 2010, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K on May 10, 2010, Commission File Number 000-31343.

3.1**	Articles of Incorporation filed on April 11, 2000, filed as Exhibit 1 to the registrant’s Current Report on Form 10SB12G on August 15, 2000, Commission File Number 000-31343.
3.2**	Bylaws approved January 31, 1997, filed as Exhibit 2 to the registrant’s Current Report on Form 10SB12G on August 15, 2000, Commission File Number 000-31343.
3.3**

Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of Nevada on February 5, 2008, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on April 4, 2008.

10.1**

Investment Agreement dated August 24, 2007 by and between Global Wataire, Inc., now Global Earth Energy, Inc., and Dutchess Private Equities Fund, Ltd., filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on August 30, 2007, Commission File Number 000-31343.

10.2**

Registration Rights Agreement dated August 24, 2007 by and between Global Wataire, Inc., now Global Earth Energy, Inc., and Dutchess Private Equities Fund, Ltd., filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on August 30, 2007, Commission File Number 000-31343.

10.3**

Amendment to the Investment Agreement by and between Global Wataire, Inc., now Global Earth Energy, Inc., and Dutchess Private Equities Fund, Ltd. dated December 18, 2007, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on December 20, 2007, Commission File Number 000-31343.

10.4**

Amendment to the Registration Rights Agreement by and between Global Wataire, Inc., now Global Earth Energy, Inc., and Dutchess Private Equities Fund, Ltd. dated December 18, 2007, filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K on December 20, 2007, Commission File Number 000-31343.

10.5**

Letter of Intent between Global Earth Energy, Inc. and 688239 B.C., Ltd., filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on March 19, 2010, Commission File Number 000-31343, Commission File Number 000-31343.

10.6**

Investment Agreement dated as of May 20, 2010 by and between Global Earth Energy, Inc., a Nevada corporation, and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on May 24, 2010, Commission File Number 000-31343.

10.7**

Registration Rights Agreement dated as of May 20, 2010, by and between Global Earth Energy, Inc., a Nevada corporation, and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on May 24, 2010, Commission File Number 000-31343.

10.8**

AGS Capital Group, LLC Investment Agreement, executed on October 5, 2010, between Global Earth Energy, Inc. and AGS Capital Group, LLC, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on October 12, 2010, Commission File Number 000-31343.

10.9**

AGS Capital Group, LLC Registration Rights Agreement, executed on October 5, 2010, between Global Earth Energy, Inc. and AGS Capital Group, LLC, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on October 12, 2010, Commission File Number 000-31343.

10.10**

Asher Enterprises Inc. Securities Purchase Agreement, executed on October 5, 2010, between Global Earth Energy, Inc. and Asher Enterprises, Inc., filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on October 12, 2010, Commission File Number 000-31343.

10.11**

Asher Enterprises Inc. Convertible Promissory Note, executed on October 5, 2010, between Global Earth Energy, Inc. and Asher Enterprises, Inc., filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K on October 12, 2010, Commission File Number 000-31343.

10.12**

Joint Venture Agreement between Reflora do Brasil and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.13**

Joint Venture Compensation Agreement between Strategic Alliance Consulting Group, Ltd. and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 2.2 to the registrant’s Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.14**

Joint Venture Compensation Agreement between George D. Sinnis and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 2.3 to the registrant’s Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.15**

Joint Venture Compensation Agreement between Glenn Sturm and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 2.4 to the registrant’s Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.16**

Joint Venture Compensation Agreement between Nelson Mullins Riley & Scarborough LLP and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 2.5 to the registrant’s Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.17**

Joint Venture Compensation Agreement between Raymond F. Barbush III and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 2.6 to the registrant’s Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.18**

Rescission of Plan and Agreement of Triangular Merger Between Global Earth Energy, Inc. and RCI Solar, Inc., executed on December 2, 2010, between Global Earth Energy, Inc., RCI Solar, Inc., and Melvin K. Dick, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on December 3, 2010, Commission File Number 000-31343.

10.19**	Warrant issued to Norman T. Reynolds, Esq. for 2,000,000 shares of the common stock of the registrant, dated August 2, 2010.
10.20**	Joint Venture Agreement dated January 10, 2011 between LifeCycle Investments, L.L.C. and Global Earth Energy, Inc.
10.21*	Asher Enterprises Inc. Securities Purchase Agreement, executed on December 6, 2010, between Global Earth Energy, Inc. and Asher Enterprises, Inc.
10.22*	Asher Enterprises Inc. Convertible Promissory Note, executed on December 6, 2010, between Global Earth Energy, Inc. and Asher Enterprises, Inc.
21.0*	Subsidiaries of the registrant.
23.2*	Consent of Independent Certified Public Accountants.
31.1*	Certification of Sydney A. Harland, Chief Executive Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Edmund J. Gorman, Chief Financial Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Sydney A. Harland, Chief Executive Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Edmund J. Gorman, Chief Financial Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

*Filed herewith.

**Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EARTH ENERGY, INC.

Date: January 18, 2011.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland	Chief Executive Officer and Director	January 18, 2011
/s/ Edmund J. Gorman	Chief Financial Officer and Director	January 18, 2011
/s/ Betty-Ann Harland	Chairman	January 18, 2011
/s/ Robert Glassen	Director	January 18, 2011
/s/ Arthur N. Kelly	Director	January 18, 2011
/s/ Richard Proulx	Director	January 18, 2011

23

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

FINANCIAL REPORTS
AT
AUGUST 31, 2010

TABLE OF CONTENTS

Consolidated Balance Sheets at August 31, 2010 and 2009 (Restated)                                   2

Consolidated Statements of Changes in Stockholders’ Deficit for the

  Years Ended August 31, 2010 and 2009  (Restated)

3

Consolidated Statements of Operations for the Years Ended

  August 31, 2010 (Restated) and 2009

4

Consolidated Statements of Cash Flows for the Years Ended

  August 31, 2010 (Restated) and 2009

5

Notes to Consolidated Financial Statements

6 -20

Certified Public Accountants  |  280 Kenneth Drive, Suite 100  | Rochester, New York 14623  | 585.427.8900 | EFPRotenberg.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Global Earth Energy, Inc.

We have audited the accompanying consolidated balance sheets of Global Earth Energy, Inc. as of August 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ defecit and cash flows for each of the years in the two-year period ended August 31, 2010. Global Earth Energy, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Earth Energy, Inc. as of August 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements,  these conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Note N to the consolidated financial statements, the Company has restated its financial statements   to retrospectively correct an error in the Company's accounting of a reverse stock split that occurred on May 18, 2009 which had improperly valued the Par Value of Common Stock, and, to account for warrants issued to the Company’s attorney during the year ended August 31, 2010, which were unreported. There was no impact to net loss due to the change in Par Value of Common Stock. The warrants issued to the Company's attorney increased net loss for the year ended August 31, 2010 by $135,960.

EFP Rotenberg, LLP

Rochester, New York

December 15, 2010, except for Note N,

as to which the date is January 17, 2011.

GLOBAL EARTH ENERGY, INC.
(A NEVADA CORPORATION)
Wilmington, North Carolina

CONSOLIDATED BALANCE SHEETS

	(Restated)	(Restated)
August 31,	2010	2009

ASSETS
Current Assets
Cash and Cash Equivalents	$ 70	$ 13,897
Prepaid Expenses	52,820	––

Total Assets	$ 52,890	$ 13,897

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	480,336	169,680
Accrued Interest	339,449	146,632
Accrued Compensation - Directors	2,249,811	1,613,311
Due to Directors	13,950	369,961

Total Liabilities	3,083,546	2,299,584

Stockholders' Deficit
Common Stock : $.001 Par; 800,000,000 Shares Authorized;
121,624,800 and 6,272,334 Issued and 121,594,800 and 6,242,334, Outstanding, Respectively, with 5,000,000 Shares Held in Escrow	121,595	6,243

Common Stock, Class B: $.001 Par; 50,000 Shares
Authorized; -0- Issued and Outstanding	—	––

Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
30,000 and 96,000 Issued and Outstanding, respectively	30	96
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- and 1,000,000 Issued and
Outstanding, respectively	—	1,000
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	—	––

Additional Paid-In-Capital	9,873,466	4,510,448
Accumulated Deficit	(13,023,747)	(6,801,474)
Treasury Stock – 30,000 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(3,030,656)	(2,285,687)

Total Liabilities and Stockholders' Deficit	$ 52,890	$ 13,897

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A NEVADA CORPORATION)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common	Preferred Stock			Additional		Treasury	Total
	Stock	($.001 Par)			Paid - In	Accumulated	Stock	Stockholders’
	($.001 Par)	Class A	Class B	Class C	Capital	Deficit	at Cost	Deficit

Balance - September 1, 2008	$ 23,483	$ 66	$ 1,000	$ —	$ 4,256,820	$ (5,788,574)	$ (3,000)	$(1,510,205)

Compensation Expense – Stock Options	—	—	—	—	2,800	—	—	2,800

Common Stock Issued in Exchange for Services Rendered	500	—	—	—	79,500	—	—	80,000

Common Stock Issued for Services Never Rendered	250	—	—	—	—	—	—	250

Reverse Stock Split	(23,990)	—	—	—	23,990	—	—	—

Preferred Stock Issued in Payment of Debt	—	60	—	1,000	153,308	—	—	154,368

Preferred Stock Converted to Common	6,000	(30)	—	—	(5,970)	—	—	—

Net Loss	—	—	—	—	—	(1,012,900)	—	(1,012,900)

Balance - August 31, 2009 (Restated)	6,243	96	1,000	1,000	4,510,448	(6,801,474)	(3,000)	(2,285,687)

Compensation Expense – Stock Awards	—	—	—	—	4,017,410	—	—	4,017,410

Common Stock Issued in Exchange for Services Rendered	8,200	—	—	—	183,600	—	—	191,800

Common Stock Issued for Cash	4,452	—	—	—	68,207	—	—	72,659

Preferred Stock Converted to Common	14,200	(66)	—	(1,000)	(13,134)	—	—	—

Common Stock Issued in Payment of Debt	23,500	—	—	—	326,935	—	—	350,435

Common Stock Issued in Plan of Merger	65,000	—	—	—	780,000	—	—	845,000

Net Loss – (Restated)	—	—	—	—	—	(6,222,273)	—	(6,222,273)

Balance - August 31, 2010 (Restated)	$ 121,595	$ 30	$ 1,000	$ ––	$ 9,873,466	$ (13,023,747)	$ (3,000)	$ (3,030,656)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A NEVADA CORPORATION)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Restated)
For the Years Ended August 31,	2010	2009

Revenues, Net	$ 20,000	$ 20,000

Cost of Goods Sold	—	—

Gross Profit	20,000	20,000

Expenses
Bad Debt	61,750	250
Compensation Expense – Stock Awards	4,017,410	2,800
Consulting Fees	867,307	753,567
General and Administrative	257,989	118,499
Impairment Loss	828,496	––
Interest Expense	192,817	157,784

Total Expenses	6,225,769	1,032,900

Loss from Operations Before
Provision for Taxes	(6,205,769)	(1,012,900)

Provision for Taxes	—	—

Loss from Operations	(6,205,769)	(1,012,900)

Discontinued Operations
Loss from Discontinued Operations	(16,504)	—

Net Loss	$ (6,222,273)	$ (1,012,900)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	52,767,010	569,855

Net Loss Per Common Share -
Basic and Diluted – Continuing Operations	$ (.12)	$ (1.78)
Basic and Diluted – Discontinued Operations	$ (.00)	$ ––

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A NEVADA CORPORATION)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Restated)
For the Years Ended August 31,	2010	2009

Cash Flows from Operating Activities

Net Loss	$ (6,222,273)	$ (1,012,900)

Non-Cash Adjustments:
Bad Debt	61,750	––
Impairment Loss	828,496	––
Discontinued Operations	16,504	––
Common Stock Issued in Exchange for Services Rendered	191,800	80,000
Compensation Expense – Stock Awards	4,017,410	2,800
Common Stock Issued for Prepaid Consulting	(52,820)	––
Bad Debt – Proceeds from Stock Purchase	––	250
Changes in Assets and Liabilities:
Accrued Expenses	248,906	140,080
Accrued Interest	192,817	146,632
Accrued Compensation - Directors	636,500	636,500

Net Cash Flows from Operating Activities	(80,910)	(6,638)

Cash Flows from Investing Activities	––	––

Cash Flows from Financing Activities
Cash Proceeds from Sale of Stock	72,658	––
Advances from (Repayment to) Directors - Net	(5,575)	19,526

Cash Flows from Financing Activities	67,083	19,526

Net Change in Cash and Cash Equivalents	(13,827)	12,888

Cash and Cash Equivalents - Beginning of Year	13,897	1,009

Cash and Cash Equivalents - End of Year	$ 70	$ 13,897

Supplemental Disclosures
Interest Paid	$ —	$ —
Income Taxes Paid	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:

Preferred Stock Issued in Payment of Debt	350,435	154,368
Summary of Assets Acquired and Liabilities Assumed from Acquisition of 688239 B.C.:

Accounts Receivable	$ 54,680	$ —
Employee Advances	$ 2,299	$ —
Net Property and Equipment	$ 141, 566	$ —
Goodwill	$ 960,520	$ —
Accounts Payable	$ (64,160)	$ —
Accrued Expenses	$ (11,647)	$ —
Line of Credit	$ (100,584)	$ —
Notes Payable – Due Within One Year	$ (118,893)	$ —
Cash and Cash Equivalents	$ (18,781)	$ —
Issuance of Stock	$ 845,000	$ —

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

On April 23, 2010, the Company’s wholly owned subsidiary, Global Earth Energy Acquisition Company was incorporated in the state of Wyoming.

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

continued –

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

Note C -  Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $13,023,747 at August 31, 2010.

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

Stock Awards

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

On May 26, 2010 the Company’s Chief Financial Officer was granted as compensation for services options to buy 40,000 shares of the Company’s preferred class A stock at the last quoted common stock offering price as of that day times 200.  A total of 40,000 options were granted at a price of $15.20.

-

continued –

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -  Share Activity - continued

Stock Awards

On July 26, 2010, the Company’s President was granted as compensation for services options to buy 325,000 shares of the Company’s preferred class A stock at the last quoted common stock offering price as of that day times 200. A total of 325,000 options were granted at a price of $8.60.

On August 2, 2010, the Company’s attorney was granted as compensation for services stock warrants to buy 2,000,000 shares of the Company’s common stock at $0.035.

   The following table provides the range of assumptions used by the Company, at the time stock awards were issued.

For the years ended August 31, 2010 and 2009, $4,017,410 and $2,800 was expensed utilizing the Black-Scholes option pricing model, respectively.  The following weighted-average assumptions were used for the grants issued:

Common Stock	2010	2009

Dividend Yield	0.00%	0.00%

Expected Volatility	305.88% - 314.96%	235.24%

Discount Rate	1.64% - 2.31%	3.91%

Option Life	5 Years	10 Years

Common Stock August 31,	Shares Under Option/Warrants	Weighted Average Exercise Price	Exercisable

2009
Beginning Balance	––		––
Options Granted (1)	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Ending Balance	––		––

2010
Beginning Balance	––		––
Options Granted	9,000,000	$0.027 - $0.076	9,000,000
Options Exercised	––	––	––
Options Forfeited	––	––	––
Ending Balance	9,000,000		9,000,000

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -  Share Activity - continued

Stock Awards

(1)

The Company’s Chief Financial Officer was originally issued common stock options in 2009, however those options were subsequently cancelled and he was issued the same amount of preferred class A shares.

Preferred Stock	2010	2009

Dividend Yield	0.00%	N/A

Expected Volatility	308.35% - 314.39%	N/A

Discount Rate	1.76% - 2.06%	N/A

Option Life	5 Years	N/A

August 31,	Shares Under Option	Weighted Average Exercise Price	Exercisable

2010
Beginning Balance	––
Options Granted	365,000	$8.60 - $15.20	365,000
Options Exercised	––	––	––
Options Forfeited	––	––	––
Ending Balance	365,000		365,000

 - continued -

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

- continued -

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

- continued -

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

On August 31, 2010, the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan for the Year 2010.  The purpose of the Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, by paying their retainer or fees in the form of shares of the Company’s common stock.  2,000,000 shares of common stock are registered to this plan at an offering price of $.026.  The Plan shall expire on August 31, 2020.

Note G -   Legal Proceeding

On October 17, 2008 a default judgment was entered against the Company.  The judgment was entered in the District Court of Harris County, Texas for the Plaintiff Norman T. Reynolds against Global Wataire, Inc. for the sum of $77,816 in principal.  The Company also had a receivable from the Plaintiff in the amount of $61,750 which has been netted against the Plaintiff’s claim of payable. Accrued expenses to the Plaintiff at November 30, 2009 amount to $7,316.  As of March 19, 2010 the Plaintiff and the Company had come to a resolution regarding the payable due the Plaintiff and the Company has agreed to pay it.  The Company has decided not to pursue the receivable amount of $61,750 and has written it off as a bad debt at August 31, 2010.

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

- continued -

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H -   Discontinued Operations – continued

In exchange for the assets and liabilities of 688239 B.C., the Company issued 65,000,000 shares common stock at a value of $845,000.

Due to the difficulties encountered in completing the audit of 688239 B.C., filed on Form 8-Ka, item 9.01, on August 16, 2010 and continued difficulties experienced during the preparation of the subsidiary’s accounting records included in the Company’s annual report on Form 10-K for fiscal year 2010, the parties to the Plan of Merger desired to rescind the Plan of Merger (the “Rescission”). On December 2, 2010 the parties to the Plan of Merger executed the Rescission. As a result, Global Earth has agreed to transfer to Melvin Dick all of Global Earth’s interest in the 5,000 shares of the Class A Common Stock of 688239 B.C. which Melvin Dick previously agreed to deliver to Global Earth. Melvin Dick shall be permitted to retain the 65,000,000 shares of the Global Earth Common Stock which he received in connection with the Plan of Merger as a complete compromise of matters involving disputed issues of law and fact.

In compliance with authoritative literature, “ASC 855, Subsequent Events,” Management determined that the events leading up to the Rescission and the execution thereof on December 2, 2010, would fit the definition of a subsequent event that provides additional evidence about conditions that existed at the date of the balance sheet. In accordance with authoritative literature, this type of subsequent event is recognized in the financial statements as if it occurred on the Company’s balance sheet date.

As a result, the Company has recognized an impairment loss from the rescission of $828,496. The net operating results of 688239 B.C. Ltd. have been presented as discontinued operations in the Company’s statement of operations for the year ended August 31, 2010. The following table provides the details of those discontinued operations:

Discontinued Operations of Subsidiary 688239 B.C.
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

- continued -

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

Certain disbursements of the Company have been paid by three directors of the Company therefore, a Due to Directors account has been established.  The balance at August 31, 2010 and 2009 was $13,950 and $369,961, respectively.  The amount due contains no formal repayment terms and is accruing interest at the 8.75% annually.

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

Note K –  Income Taxes

At August 31, 2010 and 2009, the Company had approximately $13,023,747 and $6,801,474, accumulated tax losses to apply against future taxable income.  The net operating loss carry forwards begin to expire in 2012.

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

- continued -

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L – Investment Agreements - continued

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

On October 5, 2010 the Company and AGS Capital Group, LLC (AGS) executed an investment agreement whereby AGS would purchase from time to time up to $10,000,000 of the Company’s fully registered, freely tradable common stock over the course of 24 months. On October 11, 2010 AGS Capital Group LLC received 10,000,000 shares common stock as a prepayment for services expected to be rendered pursuant to the agreement. On January 7, 2011, prior to AGS rending any service to the company or purchasing any shares of common stock, the Company gave notice of the termination of this agreement effective January 31, 2011. The common stock issued to AGS Capital Group will be cancelled and returned to the Company.

On October 12, 2010 the Company terminated its investment agreement with Duchess Opportunity Fund, II, LP.

On October 28, 2010 the Company agreed to issue Common Stock to relieve the debt owed to Robert Levitt in the amount of $180,000.  The Company authorized Sydney Harland, President, to issue the stock from time to time as Robert Levitt elects to convert.

On November 8, 2010, the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan for the Year 2010 No. 2.  The purposes of this Plan are to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, by paying their retainer or fees in the form of shares of the Company’s common stock.  50,000,000 shares of common stock are to be registered to this plan at an offering price of $.0029. The Plan shall expire on November 8, 2020.

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

Note M – Subsequent Events – continued

Strategic Alliance Consulting Group, Ltd. is entitled to compensation from the Company pursuant to the Joint Venture Agreement, as follows:

(a)  62,642,973 shares of common stock and,

(b)  The sum of $30,000 per month for four months totaling $120,000 to run the business lines to be brought in, (carbon credit deals, soybean, asset backed bonds, Lifecycle partnership) which includes legal costs and other costs involving the stated deals.  The Cash Compensation will be paid by the Company as and when it is able to raise sufficient funds through a private placement of shares of the Global Earth Common Stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.  The Company shall immediately begin the preparation of a private placement memorandum for the purpose of raising the cash compensation.

On December 6, 2010, the Company and Asher Enterprises, Inc. executed another certain Securities Purchase Agreement, whereby Asher Enterprises desired to purchase and the Company desired to issue and sell, upon the terms and conditions set forth in the Asher Enterprises Agreement an 8% Convertible Promissory Note in the aggregate principal amount of $40,000.00 convertible into shares of common stock of the Company upon the terms and subject to the limitations and conditions set forth in such note.

The terms of the Securities Purchase Agreement and the note dated December 6, 2010 are substantially the same as the documents executed by the parties on October 5, 2010.

On January 10, 2011, the Company executed a Joint Venture Agreement with LifeCycle Investments, L.L.C., an Illinois limited liability company (“LifeCycle”).  The basic terms of the agreement were as follows:

   The Company may act as agent on behalf of LifeCycle for the recapitalization of life settlements relating to certain life settlements owned by LifeCycle and lien holder First Chicago Bank and Trust.

   Proceeds from the death benefits shall be split as follows: 60 percent of the proceeds shall be distributed to the owners of the policies, who are represented by LifeCycle, and 40 percent to the Company.

   The term of the agreement shall be for the life of the portfolio and corresponding portfolio’s from January 7, 2011, unless sooner terminated. Either party may terminate the agreement at any time for any reason upon 30 days’ prior notice to the other party. After the date of termination of the agreement regardless of terminating party, the Company shall be entitled to all fees due for sales of or death benefits to policies completed prior to the termination date.

The relationship of LifeCycle to the Company shall be that of an exclusive partner.  Neither federal, state nor local income tax, payroll tax, nor any foreign tax of any kind shall be withheld or paid by LifeCycle on behalf of the Company.  LifeCycle and the Company each understand and agree that at no time does either party acquire rights, interest or title in any product or service or equity of the other party and that all copyrights, marks, patents, intellectual rights and any and all other proprietary rights of each party remain and shall always remain the property of such party.  For additional details concerning the joint venture agreement, please see the Company’s corresponding 8-K filed with the Securities and Exchange Commission on January 7, 2011.

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N – Restatement of Current Year Financials

The financial statements included herein have been restated due to a failure to account for warrants issued to the Company’s attorney during the year ended August 31, 2010 and to correct the Par Value of Common Stock for the years ended August 31, 2010 and 2009, which was misstated due to an error in accounting for the reverse stock split in May 2009.

The Par Value of Common Stock was increased to $0.10 in error on May 18, 2009 the date of the reverse stock split of common stock. The Par Value should have remained at $0.001 at the date of the split. The effective ownership and effective voting rights did not change as a result of this adjustment.

Therefore the following restatements have been made:

For the year ended August 31, 2009 common stock decreased by $617,990 from $624,233 to $6,243 and Additional Paid-In-Capital increased by $617,990 from $3,892,458 to $4,510,448.  For the year ended August 31, 2010 common stock decreased by $12,037,885 from $12,159,480 to $121,595 due to the amount of activity in common stock during 2010 and the decrease in par value from $0.10 to $0.001. Due to these changes, the Company is not presenting discount on common stock as discount on common stock increased $2,164,419 from $(2,164,419) to $-0- and additional paid-in-capital increased by $9,873,466 from $-0- to $9,873,466.

A contract was entered into by the Company and the attorney on August 2, 2010 whereby the attorney was granted warrants to purchase 2,000,000 share of the Company’s common stock at $0.035 thereby causing and the following restatement:

For the year ended August 31, 2010, compensation expense – stock options increased by $135,960 thereby increasing net loss by $135,960 from $6,086,313 to $6,222,273.  Accumulated deficit and additional paid in capital also each increased by $135,960.