Form 10-Q
period 2010-11-30
GLOBAL EARTH ENERGY, INC.
filed 2011-01-19
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2010

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-31343

_____________________________________

GLOBAL EARTH ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	36-4567500 (I.R.S. Employer Identification Number)
1213 Culberth Drive, Wilmington, North Carolina (Address of principal executive offices)	28405 (Zip Code)
(910) 616-0077 (registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At November 30, 2010 the registrant had outstanding 223,737,773 shares of common stock.

Table of Contents

Item 1.  Financial Statements.

F-1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

48

Item 4.  Controls and Procedures.

48

Item 4(T).  Controls and Procedures.

48

Item 1.  Legal Proceedings.

49

Item 1a.  Risk Factors.

50

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

50

Item 3.  Defaults Upon Senior Securities.

51

Item 4.  Submission of Matters to a Vote of Security Holders.

51

Item 5.  Other Information.

51

Item 6.  Exhibits.

52

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

GLOBAL EARTH ENERGY, INC.

(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)

(A NEVADA CORPORATION)

FINANCIAL REPORTS
AT
NOVEMBER 30, 2010

TABLE OF CONTENTS

Consolidated Balance Sheets at November 30, 2010 (Unaudited)

  and August 31, 2010                                                                                                        F-1

Consolidated Statements of Operations for the Three Months Ended

  November 30, 2010 and 2009  (Unaudited)

F-2

Consolidated Statements of Cash Flows for the Three Months Ended

  November 30, 2010 and 2009 (Unaudited)

F-3

Notes to Consolidated Financial Statements

F-4 -13

GLOBAL EARTH ENERGY, INC.
(A NEVADA CORPORATION)
Wilmington, North Carolina

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30,	August 31,
	2010	2010

ASSETS
Current Assets
Cash and Cash Equivalents	$ 1,668	$ 70
Prepaid Expenses	18,091	52,820

Total Current Assets	19,759	52,890

Investment in Joint Venture	444,643	––

Total Assets	$ 464,402	$ 52,890

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Notes Payable	$ 80,433	$ ––
Accrued Expenses	448,041	480,336
Due to Joint Venture	120,000	––
Accrued Interest	347,932	339,449
Accrued Compensation - Directors	2,408,936	2,249,811
Due to Directors	––	13,950

Total Liabilities	3,405,342	3,083,546

Stockholders' Deficit
Common Stock : $.001 Par; 800,000,000 Shares Authorized;
223,767,773 and 121,624,800 Issued and 223,737,773 and 121,594,800 Outstanding, with 30,390,685 and 5,000,000 Shares Held in escrow, respectively.	223,738	121,595

Common Stock, Class B: $.001 Par; 50,000 Shares
Authorized; -0- Issued and Outstanding	––	—

Preferred Stock, Class A: $.001 Par; 1,000,000 Shares Authorized;
-0- and 30,000 Issued and Outstanding, respectively	––	30
Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	––	—
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	––	—

Additional Paid-In-Capital	10,271,555	9,873,466
Accumulated Deficit	(13,434,233)	(13,023,747)
Treasury Stock – 30,000 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(2,940,940)	(3,030,656)

Total Liabilities and Stockholders' Deficit	$ 464,402	$ 52,890

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A NEVADA CORPORATION)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
For the Three Months Ended November 30,	2010	2009

Revenues, Net	$ ––	$ 10,000

Cost of Goods Sold	—	—

Gross Profit	––	10,000

Expenses
Consulting Fees	292,044	212,525
General and Administrative	67,054	31,298
Interest Expense	51,388	45,126

Total Expenses	410,486	288,949

Loss from Operations Before
Provision for Taxes	(410,486)	(278,949)

Provision for Taxes	—	—

Net Loss for the Period	$ (410,486)	$ (278,949)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	152,101,875	14,578,598

Net Loss Per Common Share -
Basic and Diluted	$ (0.00)	$ (0.02)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A NEVADA CORPORATION)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
For the Three Months Ended November 30,	2010	2009

Cash Flows from Operating Activities

Net Loss for the Period	$ (410,486)	$ (278,949)

Non-Cash Adjustments:
Common Stock Issued in Exchange for Services Rendered	104,500	163,000
Common Stock Issued for Prepaid Consulting	5,000	(170,375)
Common Stock Issued in Payment of Accrued Expenses	66,060	––
Changes in Assets and Liabilities:
Prepaid Expenses	34,729	––
Accrued Expenses	(32,296)	66,165
Accrued Interest	8,483	45,126
Accrued Compensation - Directors	159,125	159,125

Net Cash Flows from Operating Activities	(64,885)	(13,658)

Cash Flows from Investing Activities	––	––

Cash Flows from Financing Activities
Cash Proceeds from Issuance of Debt	80,433	––
Advances from (Repayment to) Directors - Net	(13,950)	164

Net Cash Flows from Financing Activities	66,483	164

Net Change in Cash and Cash Equivalents	1,598	(13,494)

Cash and Cash Equivalents - Beginning of Period	70	13,897

Cash and Cash Equivalents - End of Period	$1,668	$ 403

Supplemental Disclosures
Interest Paid	$ —	$ —
Income Taxes Paid	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:
Investment in Joint Venture & Due to Joint Venture	$ 120,000	$ —
Common Stock Issued for Investment in Joint Venture	$ 324,643	$ —

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

Principles of Consolidation

The consolidated financial statements include the accounts of Global Earth Energy, Inc., and its wholly owned subsidiaries; Knightsbridge Corp., and Global Earth Energy Acquisition Company (the “Company”).  All significant intercompany balances have been eliminated in consolidation.

Note B -  Summary of Significant Accounting Policies

The Company is providing below an update to their significant accounting policies.  All other significant accounting policies can be viewed on the Company’s annual report filed with the Securities and Exchange Commission.

Joint Venture

The Company has determined that the investment in joint venture should be accounted for as an equity investment in accordance with FASB ASC 323.  FASB ASC 323 provides that under the equity method, an investor shall recognize its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. An investor shall adjust the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment and shall report the recognized earnings or losses in income. An investor’s share of the earnings or losses of an investee shall be based on the shares of common stock and in-substance common stock held by that investor.

Note C -  Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $13,434,233 at November 30, 2010.

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

Note E -

Prepaid Expenses

Prepaid expenses consist of three consulting agreements. One was signed in April 2010, and the other two were signed in October 2010. All of the consulting agreements are being paid with shares of common stock.  See Note E.

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

On August 2, 2010, the Company’s attorney was granted as compensation for services warrants to buy 2,000,000 shares of the Company’s common stock at $0.035.

   The following table provides the range of assumptions used by the Company, at the time stock options were issued.

For the three months ended November 30, 2010 and 2009, $-0- and $2,250 was expensed utilizing the Black-Scholes option pricing model, respectively. The following weighted-average assumptions were used for the grants issued:

Common Stock	2010	2009

Dividend Yield	––	0.00%

Expected Volatility	––	305.88%

Discount Rate	––	2.31%

Option Life	––	5 Years

- continued -

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -  Share Activity – continued

Stock Awards

Common Stock November 30,	Shares Under Option	Weighted Average Exercise Price	Exercisable

2009
Beginning Balance	––		––
Options Granted	1,000,000	$0.027	1,000,000
Options Exercised	––	––	––
Options Forfeited	––	––	––
Ending Balance	1,000,000		1,000,000

2010
Beginning Balance	9,000,000		9,000,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Ending Balance	9,000,000		9,000,000

-

continued –

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -   Share Activity – continued

Stock Awards

November 30,	Shares Under Option	Weighted Average Exercise Price	Exercisable
Stock Options – Preferred Stock
2010
Beginning Balance	365,000		365,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Ending Balance	365,000		365,000

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

On May 10, 2010, the Company and its wholly owned subsidiary, Global Earth Energy Acquisition Company, entered into an agreement to merge with 688239 B.C. Ltd., a British Columbia Corporation (688239 B.C.).  Pursuant to the agreement the Company issued 65,000,000 common shares to the sole stockholder of 688239 B.C. in exchange for the fair market value of certain assets and liabilities of 688239 B.C. On December 2, 2010 the merger with 688239 B.C. was rescinded and accounted for in the year ended August 31, 2010.

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

On September 9, 2010 Robert Levitt converted 30,000 Preferred Class A shares to 6,000,000 common shares.

On September 15, 2010 Norman Reynolds received 2,000,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company's attorney.

On September 27, 2010 Arthur Kelly and Gloria Leung received 2,000,000 and 1,000,000 shares of common stock, respectively for rewriting and updating the Company’s business plan.

On September 27, 2010 Carolyn Merrill received 1,000,000 shares common stock from the Company as compensation as the Company’s accountant.

- continued -

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -   Share Activity – continued

Common Stock

On October 1, 2010 the Company entered into an agreement with Geoffrey Eiten (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in various industrial relations and marketing services. The term of the contract is for three months expiring on January 1, 2011. In consideration for his services, the Contractor received 3,000,000 common shares on September 27, 2010.

On October 5, 2010, 25,390,685 shares of common stock were placed into escrow pursuant to the convertible note agreement made with Asher Enterprises, Inc.

On October 12, 2010 Robert Levitt received 9,000,000 shares common stock in partial satisfaction of $180,000 owed to him for prior consulting services.

On November 8, 2010, the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan for the Year 2010 No. 2.  The purposes of this Plan are to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, by paying their retainer or fees in the form of shares of the Company’s common stock. 50,000,000 shares of common stock are registered to this plan at an offering price of $.0029.  The Plan shall expire on November 8, 2020.

On November 9, 2010 Norman Reynolds received 6,000,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.

On November 23, 2010, 72,142,973 shares of common stock were issued to five shareholders to acquire 40% of the joint venture as determined pursuant to the joint venture agreement signed November 22, 2010 – see Note G.  Strategic Alliance, George Sinnis, Glenn Sturm, Atlantic Station and Raymond F. Barbush III received 62,642,973; 2,000,000; 500,000; 2,000,000 and 5,000,000 shares respectively.

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G – Joint Venture

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

Note H – Other Matters

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

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I – Subsequent Events

On December 6, 2010, the Company and Asher Enterprises, Inc. executed another certain Securities Purchase Agreement, whereby Asher Enterprises desired to purchase and the Company desired to issue and sell, upon the terms and conditions set forth in the Asher Enterprises Agreement an 8% Convertible Promissory Note in the aggregate principal amount of $40,000 convertible into shares of common stock of the Company upon the terms and subject to the limitations and conditions set forth in such Note.

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

Since the business previously operated by Global Earth Energy, Inc. no longer has any relevance, the discussion which follows relates primarily to the Joint Venture Agreement we executed on November 22, 2010 with Reflora do Brasil, a Brazilian corporation (“RDB”), and the Joint Venture Agreement we executed on January 10, 2011 with LifeCycle Investments, L.L.C., an Illinois limited liability company (“LifeCycle”).  Therefore, unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “Global Earth,” all refer to our proposed operations pursuant to the Joint Venture Agreement with Reflora do Brasil and the Joint Venture Agreement with LifeCycle Investments, L.L.C.

DESCRIPTION OF OUR BUSINESS GOING FORWARD

Joint Venture Agreement with Reflora do Brasil.

On November 22, 2010, we and Reflora do Brasil, a Brazilian corporation (“RDB”) executed that certain Joint Venture Agreement with respect to the registrant acting as a broker on behalf of RDB for the sale by RDB of carbon credits (the “Credits”) relating to certain property located in Brazil (the “Para Property”) as described in Joint Venture Agreement.  The proceeds from the sale of the Credits brokered by the registrant for RDB shall be split as follows: 60 percent of the proceeds shall be distributed to the owners of the Para Property, who are represented by RDB, and 40 percent to the registrant.

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

As of November 22, 2010, there were approximately 78,473,156 shares of the Global Earth Common Stock outstanding owned by the Global Earth Stockholders who were not “affiliates” as defined in the Securities Act of 1933, as amended (the “Securities Act”).  These approximate 78,473,156 shares constituted the “public float” of Global Earth prior to November 22, 2010 and will continue to represent the only shares of the Global Earth Common Stock that are currently eligible for resale under Rule 144.

Prior to the Joint Venture Agreement, there were no material relationships between Global Earth and any of the Joint Venture Compensation Stockholders, or any of their respective affiliates, directors or officers, or any associates of their respective officers or directors.

Overview of Greenhouse Gas Markets

Carbon Preface

Carbon dioxide and equivalent Greenhouse Gas emissions offset trading (carbon finance) is largely misunderstood and in many circles considered a “black box” concept.  LifeCycle Investments International has advisors with the expertise to simplify the complexities of the nascent carbon market while connecting carbon projects with interested carbon buyers.

It is widely understood that the United States has lagged behind in the transition to the valuation and monetization of carbon dioxide reductions as is evidenced by the price disparity between the U.S. ($7.00) and European ($32.00) markets.  The accompanying knowledge gap has provided an opportunity for early U.S. movers to invest in low-carbon assets ahead of what will likely be a domestic U.S. carbon market post 2012.

In order to understand what the carbon market might one day look like we draw on experiences in China, India, United Arab Emirates, South America and Europe to educate clients with regard to low carbon investments.

The following section will provide details and understanding of the Kyoto Market and the practicalities of its operation in Europe in order to lay the groundwork for a discussion of the U.S. Regional, Voluntary and potentially U.S. Federal carbon markets.

Much of the proposed legislation regarding a U.S. Federal Cap & Trade provide for scenarios where linkages are allowed between the U.S. and other established carbon offset markets.  The Regional Greenhouse Gas Initiative (RGGI) and California’s AB-32 Market Advisory Committee both specifically refer to the need for offset market linkages to international markets in order to ease compliance.

It should be understood that environmental projects undertaken in the U.S. prior to a GHG emissions cap, will be eligible to generate Verified Emission Reductions (VERs).  LII will assure that the project meets additionality requirements as well as follow established project protocols in order to make certain of the generation of these credits.

Verified Emission Reductions (VERs)

A project with a strong case for additionality will begin producing Verified Emission Reductions (VERs) as soon as it begins reducing carbon dioxide (and equivalent GHG’s).  VERs are also sometimes referred to as Pre-Registration CERs.  This evaluation will be made by prospective buyers using the PIN and PDD to determine the likelihood that the DNA and DOE will view the project favorably.  The revenues to be derived from the marketing of VERs ranges from 30-60 percent of the value of the CER depending on project type and registration likelihood.

Kyoto Protocol Overview

The Kyoto Protocol to the United Nations Framework Convention on Climate Change (“UNFCCC”) is an amendment to the international treaty on climate change, assigning mandatory emission limitations for the reduction of greenhouse gas emissions to the signatory nations.  It was established December 11, 1997 in Kyoto, Japan.

The objective of the protocol is the “stabilization of greenhouse gas concentrations in the atmosphere at a level that would prevent dangerous anthropogenic interference with the climate system.”

As of December 2006, a total of 169 countries and other governmental entities have ratified the agreement (representing over 61.6 percent of emissions from Annex I countries).  Notable exceptions include the United States and Australia.  Other countries, like India and China, which have ratified the protocol, are not required to reduce carbon emissions under the present agreement.

Annex I Kyoto countries are those that are required to limit and reduce emissions, while non-Annex I Kyoto countries are not limited.  Non-Annex I countries such as Brazil, China, and India play an important part in Kyoto as they are able to host environmental projects that serve as compliance mechanisms for Annex I countries.  These compliance projects are generally described as Kyoto Flexible Mechanisms.

Flexible Mechanisms

The Marrakech accords in 2001 established the rules and mechanisms for Kyoto’s cap-and-trade system.  Three flexible mechanisms were established to allow regulated polluting entities in capped countries (Annex I) to acquire rights to pollute beyond their assigned limits.  These mechanisms are Clean Development Mechanism (“CDM”), Joint Implementation (“JI”), and Emissions Trading.

The CDM and JI are project-based mechanisms while Emissions Trading means that an Annex I polluting entity can trade with another Annex I polluting entity for their rights to pollute.

The benefits of the project-based mechanisms are two-fold.  First they serve as a flexible option for compliance under a Cap-and-Trade program.  When marginal pollution results in an entity or government exceeding its GHG equivalent emissions cap they have the choice between doing nothing (and paying a alternative compliance tax at the end of the period), trading for an emissions allowance with a cleaner entity with permits to spare, or investing in the development of an offset project.  Both offsets and pollution rights are quantified in tons of carbon dioxide equivalent and are currently valued in the market at $17.00 - $25.00 per ton.

Market Benefit

CDM and JI projects are considered “offset projects.”  Market experiences suggests that the cost of purchasing an offset from a project tends to be 15-32 percent lower than trading for an allowance in the open market.

To illustrate this concept we will take a power generator in Germany as an example.  Let us say that it is a very warm summer in Germany and this has caused the power generator to burn more coal to sell more electricity to its clients (who use it to cool their homes).  Now, let’s assume that the German power generator reaches its limit August 31st (its Kyoto Cap).  The generator has contracts with its clients to sell them electricity for the rest of the year, but they have used all their pollution rights.  The generator will now consider its options.

•

Do nothing - Pay 100 Euros/ton tax at the end of the compliance period.

•

Emissions Trading - Find an Annex 1 power generator with pollution rights left over and purchase those rights for market prices (currently 23 Euros/ton).

•

CDM/JI - Find an environmental project that has proven it has reduced carbon dioxide in a Non-Annex 1 country and purchase those rights for market prices (currently 10-15 Euros/ton).

The obvious choice financially would be option 3 - for the generator to buy “carbon credits” from the environmental project in a Non-Annex 1 country.  However, because the ease of transaction is much higher for option 2 – most power generators currently pay the accompanying higher marginal cost.

Option 3’s project based credits are resultant of the CDM or JI mechanisms and involve considerably more rigor than buying a pollution right allocated by Kyoto for Emissions Trading (Option 2).  As we will see, the project developer of a CDM/JI project must do more to earn its credits, but if it does complete the necessary rigors of the UNFCCC credit creation process it will be a much more competitive option for the German power generator.

Developer Benefit

The second benefit of a reduction project is that the funds go towards the development of an environmentally beneficial project that would not have been able to go forward without the additional stimulus resulting from concern for climate change mitigation.  For many projects that involve renewable energy the benefits both in needed energy generation and carbon credit revenue.

The credits produced by CDM projects are called Certified Emission Reductions (“CERs”) and credits produced by JI projects are called Emission Reduction Units (“ERUs”).  The credits are monetized when the project developer sells them to a third party (possibly a power generator in an Annex I country).  This is considered a primary market transaction and makes up 8five percent of the current CER/ERU market.

The difference between CDM and JI is geographical and procedural.  A CDM project involves an Annex I entity investing in a project in a Non-Annex I country.  A JI project involves one Annex I country investing in a carbon project in another Annex I country.

The CDM is overseen by the CDM Executive Board, which is essentially a panel of UNFCCC appointed experts.  JI will allow for more autonomy in the creation of projects, as the host country will be responsible for project certification.  The procedures for creating credits will vary from country to country.  The CDM is a much larger and more mature mechanism as it has been generating credits since 2004, whereas JI will began generating credits in 2008.

The lower economic and political risks are likely to make JI an attractive method for the creation of compliance offsets.  According to the World Bank, in 2006 the CDM market was worth $5.2 billion and the JI market was worth $141 million.  Both of these markets grew by 300 percent compared to 2005.  Initial estimates by the World Bank have found that transactions for the first three months of 2007 were equivalent to all transactions in 2006.

Project Example

Guangdong Nan’ao Huaneng 45.05 MW Wind Power Project.  The objective of Guangdong Nan’ao Huaneng 45.05 MW Wind Power Project, a grid-connected renewable project, is to utilize the wind power for generating electricity that will be sold into the Shantou Power Grid, part of the Southern China Power Grid.  The Project activity will achieve GHG emission reductions by avoiding CO2 emissions from the business-as-usual scenario electricity generation of those fossil fuel-fired power plants connected into the Southern China Power Grid.

The Project is sited in the east of Nan’ao Island, Shantou City, Guangdong Province in Southern China.  The Project involves the installation of 53 sets of turbines, each of which has a capacity of 850 kW, providing a total installed capacity of 45.05 MW.  According to the anemometry data collected during the past years, the Project site has excellent wind resources.  It is estimated that the feed-in electricity to the Southern China Power Grid from the 53 sets of turbines of the Project is 100.965 GWh per year.

By annually displacing 100.965 GWh of fossil fuel powered electricity the project results in a reduction of approximately 83,000 tons of carbon dioxide and equivalent Greenhouse Gases in the environment each year.  The project is located in China, which is considered a Non-Annex I country under Kyoto Protocol.  This enables a project developer to generate Certified Emission Reductions under the Clean Development Mechanism rules for up to 21 years.  The net effect of the project is therefore (83,000 tons/year for 21 years) equaling 1.73 million carbon credits for trade under Kyoto Protocol.

The capital costs of the project are estimated to be approximately U.S. $60 million.  Traditionally, electricity sales revenues would be the sole revenue stream for this type of project.  However, with the availability of carbon financing opportunities the 83,000 tons per year could be sold for between U.S. $830,000 and U.S. $1.6 million per year of additional project finance.  This additional carbon finance revenue makes an otherwise average opportunity, significantly above average.  Thus, a project that might not have been undertaken in the course of business-as-usual will be undertaken with the benefit of carbon financing and environmental stewardship.

Carbon financing has been established over the last three years as a viable means for securing investment necessary for moving a renewable energy/environmental project forward when the necessary returns are insufficient or traditional financing is unavailable.

Carbon reduction credit pricing is based on bi-lateral and exchange traded Certified Emission Reduction (CER) trading.  Regulatory certainty has been established through 2012 under Kyoto’s first compliance period which coincides with the European Union Emission Trading System’s Phase II.

RGGI (Regional Greenhouse Gas Initiative)

Connecticut, Delaware, Maine, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, Vermont and Maryland have agreed to cap emissions resulting from installations of >25 Megawatt capacity beginning January 1, 2009.  With the first RGGI trade occurring the second week of June of this year it is clear that utilities are starting to figure in their exposure for compliance.  The RGGI draft model was originally issued August 15, 2006 with the final corrections being issued January 5, 2007.  This market is currently trading around $7.00/ton of CO2 equivalent.

Applicability

A fossil fuel-fired electric generator of >25MW will need to comply with the CO2 Budget Trading Program.  The definition of “fossil fuel-fired” varies depending on when a unit commences operation.  A unit that commences operation on or after January 1, 2005 is considered fossil fuel-fired provided that fossil fuel comprises more than five percent of its total annual heat input.  A unit that commenced operation prior to January 1, 2005 is considered to be fossil fuel-fired if fossil fuel comprises more than 50 percent of its total annual heat input.

CO2 emissions attributable to the combustion of eligible biomass at a CO2 budget unit can be deducted from that unit’s CO2 compliance obligation.  Eligible biomass includes sustainably harvested woody and herbaceous fuel sources that are available on a renewable or recurring basis (excluding old growth timber), including dedicated energy crops and trees, agricultural food and feed crop residues, aquatic plants, unadulterated wood and wood residues, animal wastes, other clean organic wastes not mixed with other solid wastes, biogas, and other neat liquid biofuels derived from such fuel sources.  Determinations as to what constitutes sustainably harvested biomass shall be made by the applicable regulatory agencies in each participating state.

Size & Structure of Cap

RGGI’s MOU calls for the power sectors in the signatory states to stabilize their GHG emissions over the first six years of the program (2009-2014) at a level roughly equal to current emissions (approximately 188 million short tons of CO2e per year), before initiating an emissions decline of 25 percent per year for the four years 2015-2018.

Permitting

Power sectors that are capped are required to have an Emissions Monitoring Plan (“EMP”) that will be used to track GHG emissions.  The EMP must have a detailed emissions monitoring plan that meets requirements specified by the CO2 Budget Trading Program.  After review of the CO2 budget EMP, the applicable regulatory agencies would issue a proposed final approval, a denial, or a final approval with conditions.  The applicable regulatory agencies would incorporate the CO2 budget emission monitoring plan into an operating permit in accordance with their permitting regulations.

Allowance Allocation

States participating in RGGI have signed a Memorandum of Understanding (“MOU”) that establishes a regional emissions budget (the cap) and divides the emissions budget among participating states.  Each state will allocate allowances up to the amount of its emissions budget, with each allowance allowing a regulated source to emit one ton of CO2.

Under RGGI, states will sell a significant portion or all allowances through a regional auction.  RGGI takes this approach because in a competitive wholesale market electric generators pass through the market value of free allowances to the price they bid into the market.  The RGGI program proposes to use this allowance value to provide incentives for end use energy efficiency and other measures, thus lowering the impact of the program on electricity consumers.

Early Reduction Allowances

Early Reduction Allowances (“ERAs”) are intended to provide an incentive for power generators to take actions to reduce CO2 emissions sooner than what would be required under RGGI.  Demonstrations by the generator must be made in order to be eligible for ERAs.

Banking

Provides generators the ability to carry over unused allowances from a current compliance period into future compliance periods.  Banking should provide allowance price stability while providing an incentive to hedge future year emissions uncertainty.

Extended Compliance Period

Currently there exists a three-year compliance period, however, this compliance period can be extended to four years in the event of a stage-two trigger (see below) event.  Multi-year compliance periods were employed to provide generators greater flexibility to adjust to variations in electricity demand, fuel price spikes, clean unit outages, etc.  This is because allowances can be traded to other parties, and therefore have a market value.  Generators expend an asset – emission allowances – when generating electricity.  As such, the use of freely allocated allowances has an “opportunity cost” since revenue from the potential sale of the allowance is foregone.  In a competitive wholesale market, generators therefore pass on the cost of allowances as a cost of generating electricity, whether allowances were received for free or were purchased.  RGGI is being implemented in a region with deregulated wholesale.

Price Triggers

Allowance price triggers provide additional compliance flexibility and price dampening in the event of higher allowance prices in two distinct stages:

Stage One.  Occurs if the twelve-month rolling average CO2 allowance price is equal to or greater than the stage one trigger price of U.S. $7.00 in 2005 dollars, and will be adjusted up or down each year according to the consumer price index.  In the event of a Stage One trigger, CO2 budget units will be able to expand their use of CO2 offset allowances from 3.3 percent of their compliance obligation to 5 percent of their compliance obligation.

Stage Two.  Occurs if the twelve-month rolling average CO2 allowance price is equal to or greater than the stage two trigger price of U.S. $10.00 in 2005 dollars, and will be adjusted up or down each year according to the consumer price index.  In the event of a Stage Two trigger, the following actions will occur:

•

Generators will be able to use CO2 offset allowances to satisfy 10 percent of their compliance obligation;

•

The compliance period would be extended to four years; and

•

CO2 offset allowances may be awarded for the permanent retirement of GHG allowances or credits that have been issued pursuant to any mandatory carbon constraining program outside the U.S. that places specific tonnage limits on GHG emissions, or GHG emissions reduction credits certified pursuant to the UNFCCC or protocols adopted through the UNFCCC process.

The price trigger provisions include a 14-month market settling period, which commences at the start of each new compliance period.  The twelve-month rolling averages used to calculate the Stage One and Stage Two trigger events cannot include the 14-month market settling period.  Therefore, the earliest that either trigger event can occur is 26 months after the commencement of a compliance period.

Offsets (Project-Based Emissions Reductions Outside the Capped Sector)

The emissions offset provisions under RGGI provide compliance flexibility by awarding CO2 offset allowances to projects outside the capped sector that reduce and/or sequester emissions of greenhouse gases.  CO2 offset allowances may be used to satisfy a limited fraction of a generator’s compliance obligation.  Initially, the use of CO2 offset allowances is constrained to 3.3 percent of a generator’s total compliance obligation during a control period, though this may be expanded to 5 percent and 10 percent if a Stage One or Stage Two trigger event occurs.

CO2 offset allowances awarded must come from emissions reductions or carbon sequestration that are real, additional, verifiable, enforceable and permanent.  Currently there exist five project categories that are eligible for CO2 offset allowances.

CO2 Offset Allowance Projects

•

Landfill methane capture and destruction.

•

Reduction in emissions of sulfur hexafluoride.

•

Sequestration of carbon due to afforestation.

•

Reduction or avoidance of CO2 emissions from natural gas, oil or propane end-use combustion due to end-use energy efficiency in the building sector.

•

Avoided methane emissions from agricultural manure management operations.

Eligible offset projects may be located in any participating state, or any other state or U.S.  jurisdiction in which a cooperating regulatory agency has entered into a MOU with the participating states to provide oversight support related to CO2 emissions offset projects in that state or U.S. jurisdiction.  Offset project applications will be submitted to the appropriate regulatory agency in the state where the project occurs.  Applications for projects not located in any RGGI signatory state will be submitted to any one RGGI signatory state.

Projects must go through two levels of addtionality, regional and financial.

Assembly Bill 32: California Global Warming Solutions Act

In September 2006, California Assembly Bill 32 was passed and put into law the nation’s most ambitious effort to combat global warming.  The bill calls for a cap-and-trade program to begin January 1, 2012.  AB 32 establishes the nation’s first statewide limit on global warming pollution, reducing emissions in California to 1990 levels by the year 2020, or 25 percent below forecasted levels.

The Solution: AB 32

AB 32, which was jointly authored by California Assembly Speaker Fabian Nunez and Assembly member Fran Pavley and cosponsored by NRDC and Environmental Defense, establishes an enforceable cap or limit on statewide greenhouse gas emissions-reducing emissions to 1990 levels by the year 2020.  The bill provides the California Air Resources Board (CARB) full regulatory authority over the program to ensure the state meets this emissions limit.  CARB will begin enforcing limits on emissions starting in 2012.  AB 32 also requires CARB to institute a mandatory emissions reporting and tracking system to monitor and enforce compliance with the emissions limit.

AB 32 requires CARB to use certain principles in establishing the regulatory program to limit emissions, including:

•

Distribute costs and benefits equitably.

•

Encourage early action to reduce emissions.

•

Ensure that the program does not disproportionately impact low-income communities.

•

Ensure that the program complements state efforts to improve air quality and reduce toxic emissions.

•

Ensure that greenhouse gas emission reductions are real and permanent.

Timeline

June 30, 2007	CARB publishes list of early action emission reduction measures
January 1, 2008	CARB adopts 2020 emissions limit at 1990 levels, and a mandatory reporting program for significant sources
January 1, 2009	CARB adopts scoping plan to achieve maximum reductions by 2020
January 1, 2010	CARB adopts regulations and begins enforcing early action measures
January 1, 2011	CARB adopts regulations to implement the 2009 scoping plan
January 1, 2012	CARB begins enforcement of emissions limits

Initial Analysis

Initial analysis shows that legislation will take a form similar to the AB-32 market.  This is important because of the importance of offset projects in the determination of price, and therefore flexibility of compliance.  This market is trading slightly higher than RGGI at $6.50/ton.  Currently, offset projects can be accepted from livestock manure management, forestry and landfill gas only.  The market is also important as many of the architects of the European Union Emissions Trading Scheme are advising the development of the rules of the AB-32 market.

Voluntary Markets

Voluntary Emission Reductions (VERs) are metric tons of Greenhouse Gas reductions that cannot currently qualify as compliance offsets under CDM, RGGI, or AB-32.  These assets are purchased by corporations and other entities interested in making a carbon neutral environmental stewardship claim.  The market for VERs is largely dependent on the quality of the offset offering and the story behind the reduction.  Projects that exemplify beyond business as usual practices or technologies demand higher prices.  VERs must qualify for a standard such as the Voluntary Carbon Standard (VCS) or CDM Gold Standard in order to monetize at levels above $7.00/metric ton.  LifeCycle Investments International can provide the expertise to assure that projects have the required documentation to register the resulting offsets as robust CO2 offsets.

Additionality FAQs

What is additionality?

Additionality is the concept that a business is made with consideration for climate change mitigation that would not have been otherwise.  The concept distinguishes such business decisions from those that are made strictly as a part of business as usual practices.

How is it proven?

According to the United Nations Framework Conference on Climate Change (UNFCCC), additionality must be proven in order for a carbon reduction project to become Certified and thus have the ability to be used by a polluter as a mechanism for paying what amounts to a carbon tax.

Additionality involves five steps:

•     Intent- showing that the project developers intended to bridge the gap between        business as usual and the additional project by securing carbon reduction        financing

•     Identification of alternatives to the project activity

•     Investment analysis to determine that the proposed project activity is not the        most economically or financially attractive;

•     Barriers analysis; and

•     Common practice analysis.

These steps can be complex, but assure necessary rigor is applied in order to determine whether the project is truly reducing carbon dioxide and equivalent GHG gases.

Why is additionality important?

GHG emission trading programs operate by capping the emissions of a fixed number of individual facilities or sources.  Under these programs, tradable “offset credits” are issued for project-based GHG reductions that occur at sources not covered by the program.  Each offset credit allows facilities whose emissions are capped to emit more, in direct proportion to the GHG reductions represented by the credit.  The idea is to achieve a zero net increase in GHG emissions, because each ton of increased emissions is “offset” by project-based GHG reductions.

The difficulty is that many projects that reduce GHG emissions (relative to historical levels) would happen regardless of the existence of a GHG program and without any concern for climate change mitigation.  If a project “would have happened anyway,” then issuing offset credits for its GHG reductions will actually allow a positive net increase in GHG emissions, undermining the emissions target of the GHG program.  Additionality is thus critical to the success and integrity of GHG programs that recognize project-based GHG reductions.

Forestry Project Overview

Project Overview

Using the data provided we were able to ascertain the location of the land and gain a rough understanding of the existing forest strata.  Additional insight was obtained from analysis of studies of the nearby Tapajos National Forest undertaken by Keller & Palace of the Complex Systems Research Center, Institute for the Study of Earth, Oceans, and Space at Institute of University of New Hampshire.

In order to determine the current value of the carbon dioxide sequestered in the standing forest the carbon mass of the existing strata was determined.

Components of forest structure include canopy geometry, tree architecture, size distributions of trees, areal tree density, and biomass .  Tropical forests are marked by high biological diversity and complex vegetation dynamics that result in a spatially diverse array of forest structures.

Spatial resolution images were used in the referred studies to capture data points that served as inputs for the proprietary model generated by Keller & Palace.  Basically, their model used the concept of algorithmic tree crown detection to identify how many trees were in a given area, the size of the crowns, and the gaps between trees.  Pattern recognition concepts were used to generate the data points and these data points were then used to develop a mathematical equation using Matlab and Visual Basic.  The resulting algorithm essentially provided the requisite estimate of tree width, height, and spacing to then be used in a standard allometric equation.  This data output is called the dbh (diameter at breast height) and is a standard value for determining the mass of a tree.

The following is the actual equation that resulted from their combination of space borne sensors (IKONOS) and physical sampling from two forest stands in Northern Brazil (including Tapajos National Forest):

DBH = 0.0381 x (crown width)2 + 2.33 x (crown width) + 15.5

Tapajos National Forest DBH = 55.8 cm

A commonly used allometric equation for tropical forests developed by Brown (1997) was then used to extend the remote sensing observations of crown width to biomass (kg dry matter) via dbh:

Biomass = (42.69 − 12.80 x dbh + 1.242 x dbh2)/1000.

Tapajos National Forest Total Biomass/Hectare = 290 tons

The forest stand data at Tapajos National Forest (3.08 S, 54 W) sensed crown width was 13.1 ± 0.1 m (range: 2.0–38.0 m) and frequency of trees was 76.4 trees/ha.  The remotely sensed average crown widths were within 3 percent of the crown widths derived from field measurements, although crown distributions showed significant differences between field-measured and automated methods.

LULUCF Carbon Markets

Introduction to LULUCF

LULUCF stands for Land Use Land Use Change & Forestry and refers to any project involving Greenhouse Gas emission reduction in the form of increased carbon sinks.  This type of carbon dioxide relies on the premise that carbon dioxide sequestered in the form of carbon within organic material is an important part of slowing the overall growth of anthropogenic (manmade) atmospheric carbon dioxide.  The following formula illustrates the molecular makeup of biomass by weight:

HHV (in kJ/g) = 0.3491C + 1.1783 H - 0.1034 O - 0.0211 A + 0.1005 S -0.0151 N , where C is the weight fraction of carbon; H of hydrogen; O of oxygen; A of ash; S of sulfur and N of nitrogen.

The change in carbon stocks  usually rejects the growth rate of trees/vegetation and the dynamics of carbon in the soil and other pools between two time periods, as well as the corresponding carbon that is stored.  If the change in carbon stocks is negative, then the forest is sometimes called a source, since it is emitting or losing carbon.  If the change in carbon stocks is positive during a given time period, the forest is often referred to as a sink, since it is absorbing carbon.

There are generally three types of LULUCF initiatives that have been identified as emission reduction projects.  These include:

•

Avoided Deforestation

•

Afforestation

•

Reforestation

Clean Development Mechanism (CDM)

Afforestation and reforestation build all of the precedent for creation of Kyoto Protocol Certified Emission Reductions (CERs) thus far.  However, last December at the annual UNFCCC Commitment of Parties (COP) in Bali, Indonesia, the Forestry Eight, eight nations with 80 percent of the world’s forest cover, successfully campaigned for the inclusion of forest preservation.  The result was an international agreement to pursue a program called REDD, the Reduction of Emissions from Deforestation in Developing Countries, was included for the first time the UNFCCC post-Kyoto draft proposal.

The asset produced from LULUCF projects under the United Nations Framework are slightly different from traditional Certified Emission Reductions (CERs).  Temporary CERs (tCERs) and long term CERs (LCERs).  Generally, traditional CERs trade at a discount to European Union Allowances (EUAs) and tCERs/LCERs trade at a discount to CERs.

tCERs & ICERs

tCERs – temporary certified emission reductions are the total amount of carbon sequestered (net baseline) since the project began.  TCERs are issued periodically and expire at the end of the commitment period subsequent to the period in which they were issued.  They can be used in the commitment period for which they were issued.  TCERs must be replaced in the commitment period that follows the one in which they were used they must be replaced.

lCERs – long-term certified emission reductions are the amount of carbon sequestered (net baseline) since the last issuance of an lCER.  They can be used in the commitment period for which they were issued and expire at the end of the crediting period (20, 30, 40 or 60 years) for which they were issued.  They cannot be carried over to subsequent periods.  If carbon is lost, lCERs must be replaced.  When expired regularly, they need to be replaced by credit types other than lCERs or tCERs, pursuant to the following formula:

T+C    (1 + i)ⁿ     ≤ C

(1 + d)ⁿ

Where T = price of temporary credits whether tCERs or lCERs, C = the price of permanent credits, N = the number of years of credits’ validity, i = the annual rate of price increase of permanent credits, and d = the discount rate.

Afforestation and reforestation have very similar processes to follow to become registered CDM projects.  It’s likely that the proof for avoided deforestation projects (“REDDs”) will be more extensive due to the lack of actual physical addition of carbon sequestration stock.

California Climate Action Registry

The CCAR’s Forestry Protocol was implemented to create an incentive for forest landowners to undertake forest conservation efforts, implement conservation-based management systems, and initiate reforestation projects.

Forestland that wishes to be registered must be permanently dedicated to forest use through the use of a perpetual conservation easement, meaning that they will not allow development of the land to occur, making sure that the environmental benefits that are gained from the protocol are not eliminated in the future.  The specific forestland must follow natural forest management practices ensuring that an even mix of species and a varied age mix of trees in the forest are present, to keep local environmental habitats and biodiversity in check.

The purpose of the protocol is to provide guidance on how to account for and report forest carbon stocks for forestry companies who own more than 100 acres of forest land in the country, However GHG data is currently only available for California.  Carbon dioxide will be the first GHG reported and after four years all Kyoto GHGs are required.  Required carbon pools are from live tree biomass and all other carbon pools such as soil, wood products and herbaceous understory are optional.

Carbon quantification requires a complete inventory, which includes: a minimum confidence standard, sampling methodology, inventory plots no older than 10 years, a stratification system, and description of analytical methods used to translate field measurements into volume/biomass.  Emission reductions must exceed practices that are required by current law, so that the resulting climate benefits are greater than what would likely have occurred in the business as usual practices.

GHG emissions are calculated as emissions decrease in carbon stocks and reductions are not calculated at entity level, however the entity must abide by project protocol standards to qualify for GHG reductions.  Every year project participants are required to fill out a survey that asks questions pertaining to the forestry use in the past year.  For example, “Was there a natural significant disturbance or an unplanned harvest/removal not accounted for in original proposed project activity that triggered the current direct sampling?”

Approved certified third party certifiers are utilized to establish credibility of reported GHG emission reductions.  These third party certifiers review the methodologies, estimations, models, and calculations used to report these emission reductions.  As well as reviewing the technical requirements, certifier also collect samplings of carbon pools at the beginning and ending of five year certification intervals, these samplings must be within 15 percent of entity’s reporting.

RGGI Forestry Protocol Overview

Carbon Sequestration through Afforestation is the only way for a member of the Regional Greenhouse Gas Initiative (“RGGI”) to gain carbon credits through any type of forestation.  RGGI stipulates that the land proposed for an Afforestation project must have been converted to forested land (land that is at least one acre in size, is not used for recreation and is stocked with at least 10 percent of trees of any size) from non-forested land which existed in a non-forested state for at least 10 years prior to project implementation.  The project must also be managed in accordance with environmentally sustainable forestry practices, and designed to promote and restore native tree growth.

To commence with an Afforestation project under the RGGI Model Rule, the sponsor of the offset project must provide a detailed narrative of the offset projects to be taken, along with the documentation that the project will meet all eligibility requirements.  This documentation shall include:

•

Name and authorization of proposed project land owner;

•

Detailed map of project land area use, and adjacent areas;

•

Legally binding permanent conversation easement, approved by the advising regulatory agency; and

•

Native plant species list of to be planted or regenerated trees.

The existing sequestered carbon is determined before project implementation and the carbon emission baseline is determined at least 12 months before the project has commenced.  The existing carbon expected to be accounted for, otherwise known as the “carbon pools” are: live above-ground tree biomass, live below-ground tree biomass, soil carbon and all dead organic matter.  Each carbon pool is required to be individually calculated, and for the purpose of measurement and verification accuracy, the project area is required to be sub-divided into sub-sections of relatively homogenous units.  It is important that each carbon pool is directly measured using a measurement protocol and that sample sizes achieve 95 percent confidence, resulting in the reported value being within 10 percent of the mean carbon content per hectare for each carbon pool (calculated previous to project implementation).  Also, all direct measurement procedures must be consistent with the current forestry good practice and the guidance contained in the U.S. Department of Energy, Technical Guidelines for the Voluntary Reporting of Greenhouse Gases.

Chicago Climate Exchange (CCX) Overview

The Chicago Climate Exchange (“CCX”), launched in 2003, is the world’s first and North America’s only active voluntary, legally binding integrated trading system to reduce emissions of all six major greenhouse gases (“GHGs”), with offset projects worldwide.

Registration of a project must be submitted in accordance with CCX processes and procedures.  A CCX approved Verifier shall conduct verifications (including in-field inspections when prescribed) of enrolled Projects.  Such verifications shall document Project start dates (when applicable) and other records as may be specified by CCX.  The CCX-approved Verifier will submit a report in accordance with CCX procedures, unless otherwise specified by the Exchange.  The cost of the annual verification shall by the responsibility of the Project Owner.

Exchange Forestry Offsets (XFOs)

Exchange Forestry Offsets will be issued to owners of CCX-eligible Forestry Projects that are registered with the Exchange.  XFOs will be issued on the basis of increases in Carbon Stocks or avoided deforestation, quantified in metric tons of carbon dioxide equivalent, realized during the Phase I and Phase II Market Periods.

The rules and methods to be applied to quantification of Exchange Forestry Offsets are intended to be harmonized with those established for quantification of changes in Carbon Stocks by CCX Members in the forest products sector.

To date, the CCX is still in the process of developing a stand-alone Avoided Deforestation (AD) protocol.  Current protocol allows carbon offsets to be awarded for AD on a 1/1 basis with Afforestation.  What this means is that in order to be awarded carbon credits for one acre of AD, one must also plant one acre of trees.

Following are the general conditions and proposals for three forestry projects.

•

Managed Forests;

•

Afforestation; and

•

Combined Forestation and Forest Conservation.

Sustainably Managed Forest Projects

General Conditions:

•

Project owners and aggregators must provide evidence of sustainable forest management of all their managed forest land through certification from agencies or schemes that have been endorsed by the PERF, the Forest Stewardship Council, or other certification programs approved by the CCX Committee on Forestry.

•

Project owners may earn Exchange Forestry Offsets issued for managed forest projects on the basis of verified documentation for the net changes in carbon stocks on eligible sites included in the project during the years the land is enrolled in the program.

 Net change in carbon stocks is defined by the equation:

Net Change in Carbon Stocks=(increases in Carbon Stocks due to growth) - (the quantity by which Carbon Stocks decreased due to harvest, pest, fire and adverse weather events)

If a net decrease in Carbon Stocks from the previous calendar year is reported, the project must surrender Carbon Financial Instruments in an amount reflecting net decreases in Carbon Stocks from the previous year.

•

Quantification of net changes in forest carbon stock must involve a Model based Accounting Approach.  Managed forest projects will be issued or debited Carbon Financial Instruments on the basis of net annual change in forest carbon stocks through the CCX Market Period.  Growth and yield Model estimates of net annual changes in carbon from forestry project will be discounted to account for variance in model estimates by the minimum of 20 percent or two times the reported statistical error of the baseline inventory data.  Forest inventories, that will be input into the growth-and-yield model to estimate annual carbon sequestration, must have a 90 percent confidence interval at a minimum for the estimated mean wood volume.

•

All issuance of Exchange Forest Offsets to CCX shall require the placement of 20 percent of earned Exchange Forestry Offsets in a Forest Carbon Reserve Pool.  Offsets held in a Forest Carbon Reserve Pool shall remain the property of the project owner, and all Exchange Forestry Offsets not terminated by the CCX (in the event of a catastrophic loss) shall be released to the project owner the final year of the project performance period.

•

Upon registration, project owner must present attestation to the CCX that the carbon stocks in the managed forest project will be subject to long-term maintenance in a manner deemed acceptable by the CCX Forestry Committee.  This includes a contractual agreement between the landowner(s) to maintain the enrolled land in an approved sustainable certification program for at least 15 years from enrolled date and a signed letter of intent from each landowner.

•

The quantification of changes in carbon stocks will be adjusted to reflect acquisition or disposition of forest land on an annual basis as outlined below:

(a)

When forested land is acquired, the enrolled landowner may include eligible forest carbon accumulation provided that it meets all criteria of the sustainably managed forest program.  When forest parcels are purchased, the carbon stocks on the purchased forest are not counted as growth for the year they are purchased, but are added into the baseline so that the net growth may be calculated in the subsequent year.

(b)

If forested land is disposed by land owner, they will be penalized by the total amount of offsets issued by the CCX for sequestered carbon from those acres for the entire length of time that the land has been enrolled in the program.

•

A database of pooled participant records must be maintained.  This database will include accurate records of enrolled project forest inventories and keep track of management activities in enrolled forest lands.

•

If an enrolled project’s land does not conform to the managed forest offset performance requirements, such event shall be promptly reported to CCX.  CCX will then cancel all CCX Carbon Financial Instruments in an amount equal to the quantity of forest offsets previously issued to the project to hedge against this transition by investing in a cooperative pelletization program such as is proposed here.

Sustainably Managed Forest Project Proposals

All managed forestry projects must be submitted to the CCX Committee on Forestry for review and recommendation.  Project proposal filing must contain the following information:

Organizational Description.

•

Short description on the organization, its function and work related to forestation.

•

Description of program goals, management, etc.

•

Program relationship between agency and landowners.

•

Social impacts of forest land on indigenous community.

•

Historical description of forest stands.

•

Description of how initial baseline determined.

Description of Forested Areas.

•

Species information.

•

Planting dates.

•

Acreage.

•

Legal ownership.

•

Maps and other pertinent information.

Description of Forest Management Activity.

•

Harvesting cycle.

•

Description of thinning, clearing and other management activities.

•

End use of the wood.

Quantification Model.

•

Brief description of the proposed quantification method.

•

Baseline measurement: inventory frequency, sampling techniques, tree measurement techniques, statistical precision, backup equations, references and documentation.

Description of Project and Proposed Aggregation Model.

•

Objective of project.

•

Eligibility and landowner requirements.

•

Sustainable forest management certification information.

•

Contractual requirements with aggregator.

•

Monitoring arrangements between aggregator and landowner.

•

Database description.

Afforestation Projects

General Conditions.

•

Eligible forestry projects involving Afforestation via planting initiated on or after January 1, 1990, on forest land that had been degraded or in unforested condition on December 31, 1989, may earn CCX Carbon Financial Instruments.

•

Under this protocol, eligible forestation activities must involve Afforestation and should not involve any harvesting, including thinning, during the contract period.  Projects enrolled under this protocol and subsequently harvested must meet the protocol requirements for managed forests.

•

CCX Carbon Financial Instruments will be issued to landowner(s).  Eligible Afforestation projects on the basis of verified documentation reporting the annual increase in carbon stocks in live trees and soil organic carbon portion of the carbon pool forest on eligible sites included in the project.

•

Eligible projects shall be required to place 20 percent of earned Exchange Forestry Offsets in a Forest Carbon Reserve Pool.  A Forest Carbon Reserve Pool will be established for the entire pool of projects represented by the landowner(s).  Exchange Forestry Offsets held in a Forest Reserve Pool shall remain the property of the landowner. Forestry Offsets not terminated by CCX shall be released to the landowner(s) near the end of the market period.

•

Upon registration of the Afforestation project, an attestation that the carbon stocks in forest parcels included in a project will be subject to long-term maintenance, must be presented to the CCX.  This includes a contractual agreement between the landowner(s) to maintain the enrolled land as forest for at least 15 years from enrolled date and a signed letter of intent from each registered landowner.  This contract and letter will be included in the project filing.

•

Annual carbon accumulation in Afforestation projects in the U.S. may be quantified using the CCX Carbon Accumulation tables.  Similar tables may be developed by CCX for other regions in the world.  Entities have the option of using growth-and-yield models for quantification in lieu of using the carbon accumulation tables.

•

The quantification of changes in carbon stocks will be adjusted to reflect acquisition or disposition of forested land on an annual basis as outlined below:

(a)

When forested land is acquired, the enrolled landowner(s) may include eligible forest carbon accumulation provided that it meets all of the criteria set forth in this section.

(b)

If forested land is disposed, the landowner(s) must return to the CCX, for retirement, the quantity of offsets issued to the project for sequestered carbon for entire length of time that the land has been enrolled in the program.

•

All enrolled land is subject to third party verification requirements by CCX approved verifiers.

Afforestation Project Proposals

All Afforestation projects must document project acreage, description of planted tree species and the tree ages, sizes and planting density at the time of the project registration.

•

Description of Afforestation activity.

•

Evidence that planting occurred after December 31, 1989.

•

Description of pre-Project condition of included land.

•

Legal description of land included in the forest project.

•

Identity of the landowner(s).

•

Legal evidence that the Project land is owned by the owner, or, in instances where the Project owner is not the landowner, evidence that the CCX Forestry offsets to be generated by the Project are legally owned by the Project Owner.

•

Documentary contractual evidence between the aggregator and landowner(s) that Project lands will remain as forest stock for at least 15 years.

•

Letter of intent from landowner(s) to maintain forests beyond length of the CCX market period.

Combined Forestation & Forest Conservation Projects

General Conditions.

Offsets will be issued to forest conservation portions of eligible Combined Forestation and Forest Conservation Projects (provided the two activities occur on contiguous sites unless approved otherwise by the CCX Offsets Committee) in an amount reflecting recent deforestation rates in the state in which the Project occurs.  Qualifying locations are in specified states of Brazil (see table below) and in other locations as may be approved by the CCX Offsets Committee.  The Avoided Deforestation Rate (ADR) will be calculated on the basis of the actual annual deforestation rate during recent multi-year time periods in the state in which the Project is implemented.  Exchange offsets shall be issued on the basis of a 10 percent discount of the quantity of avoided carbon loss due to deforestation as calculated on the basis of definitions provided.

The baseline and annual carbon sequestration benefits of all Combined Forestation and Forest Conservation Projects must be quantified through use of CCX-approved recognized direct quantification methods.  The Project Registration Filing and all Project Reports must be verified by a CCX-approved verifier.

State	Annual Avoided Deforestation Rate (ADR) ( percent of forest included in the CCX-registered Project Carbon Stock baseline)
Alagoas	0.70*
Bahia	0.70*
Ceará	0.70*
Espiríto Santo	1.09
Goiás	1.82
Mata Grosso do Sul	1.91
Minas Gerais	1.46
Paraíba	0.70*
Pernambuco	0.70*
Piauí	0.70*
Paraná	0.93
Rio de Janeiro	2.63
Rio Grande do Sul	1.08
Santa Catarina	0.73
Sergipe	0.70*
São Paulo	0.72

*

Represents an initial default value to be modified upon acquisition of additional information.

Biomass Market Overview

Introduction

Due to the impact of concern for climate change mitigation, utility renewable portfolio standards and the raise in energy markets overall have led to the raise in awareness of biomass energy crops.  Over the past five years, the demand for biomass has risen considerably.  In this section we will discuss factors that must be considered when determining the feasibility of developing a biomass project.  These factors include:

•

Shipping Costs.

•

Pelletization Plant Cost.

•

Carbon Market Price.

•

Fuel Price.

•

Energy Sales Price.

Shipping Cost

According to IMAREX, the largest freight futures exchange, shipping rates for dry bulk have dropped 40 percent from their November 2007 highs are would likely reside around $45.00/metric ton.

Pelletization Plant Cost

The amortized cost of pelletization of commoditized biomass would fall in the $1.00 - $4.00/ ton range based on the pre-pellet characteristics of the biomass and post-pellet requirements.

Carbon Market Price

The Greenhouse Gas (carbon dioxide) market is likely to move higher in prices as European countries become more dedicated to lowering emissions and North America joins the market as a major polluter therefore buyer of emission reductions and pollution permits.

Fuel Price

The price of marine fuel, as well as diesel will continue to have an impact on shipping and transportation of biomass from the pelletization site to the utilization point.

Energy Sales Price

The overriding impetus for developing land for a commoditized biomass market is the above market rates that are currently being paid for renewable electricity.  Europe has levered the concept of the Feed-in Tariff (FIT) to provide price certainty to independent power producers in the clean tech industry.  Spanish biomass projects are a classic example of the FIT as a biomass project developer in Spain is guaranteed an inflation adjusted 0.146 euro per kWh for 15 years.  This amounts to more than $0.20/kWh or four times the average wholesale rate paid to independent power producers in the United States.  This concept has recently begun catching on in the Northeast and California as renewables are now beginning to receive rates similar to Europe.  In the coming years it is likely that a North American or Federal U.S. markets will develop to supersede state programs and significantly stimulate demand for renewable energy.

Show Me Energy Cooperative

SMEC is the first established biomass cooperative in the U.S.. Based out of Centerview, Missouri, SMEC produces 100K tons of biomass pellets.  These pellets are derived from member biomass residues, local wood waste and energy crops grown specifically for use in SMEC.  SMEC was conceived in 2003 by Steve Flick and has taken four years to develop from idea to production.  Over these four years SMEC has developed the process and infrastructure to successfully duplicate in rapid succession.

Show Me Energy Cooperative is a non-profit, producer owned, cooperative founded to support the development of renewable biomass energy sources in West Central Missouri through the establishment of suitable conditions in the field of energy development which incorporate the efforts, products, and goals of local agricultural biomass producers.  SMEC provides additional revenue streams for farmers and producers for their products by utilization in biomass energy production and support and reinforce local economy and community through employment and development of renewable, sustainable, technologies

Evergreen Biofuels

Evergreen Biofuels has been producing and selling biomass fuel pellets in Canada for over 14 years.  In doing so, Evergreen Biofuels has many years of experiencing managing pelletizing facilities ensuring production consistency and operational continuation.  Evergreen Biofuels has the engineering understanding and experience to legitimately represent co-ops at the table with utilities in understanding the utilities technological situation and concerns.

Biomass Energy Cooperative

Biomass Energy Cooperation is experienced in biomass fuel studies and feasibility studies.  BEC can thoroughly examine local resources from waste wood, MSW, and animal operations to maximize energy content while minimizing costs.  BEC worked closely with SMEC in developing the energy crop cooperative structure in Missouri.  Using their experience, process and understanding of local biomass potentials, BEC can effectively and quickly present interested organizations a thorough understanding of their possibilities.

Utilization

Commoditized Biomass Utilization Overview

Once the energy crops begin yielding feedstock for commercial production of commoditized biomass there are a range of choices with regard to utilization.  These utilization choices have important long-run efficiency ramifications.  This section of the report will outline the four main choices:

•

Utility Co-fire with Coal.

•

Biomass Distributed Generation.

•

Commercial/Residential Pellet Sales.

•

Cellulosic Ethanol Production.

The choices vary considerably in theoretical efficiency and capital costs but are similar in their basic feedstock requirements.

Utility Co-Fire with Coal

Utility co-fire is the most probable utilization strategy in the short-run due the nascent markets for renewable technology and environmental assets in the United States today.  As legislation and renewable technologies mature, other options for utilization will become better understood and more viable.  In today’s market the first step with the least capital cost and therefore risk to the utility/utilizing entity is to co-fire with existing fuels in existing thermal applications.

The Low-Carbon Group has the expertise and experience to assure that before planting or aggregation of the biomass there is a general understanding of the appropriate pellet sizes, heat content and ability to co-fire (ash, slagging, etc.).  Efficiencies of biomass utilization will be limited to the current plant efficiencies where the fuel is co-fired.

Following are some of the short-term limitations to the other utilization options that will be discussed later in this chapter:

•

Low economic value of renewable energy in most regions (Nascent REC market).

•

Low economic disincentive to emitting Greenhouse Gases (Limited U.S. Carbon Dioxide market).

•

Low economic value attributed to Distributed Generation.

•

Initial challenges to aggregating a volume of biomass needed to support a commercial biofuel plant.

•

Limited experience with gasification of biomass in the United States.

•

Limited experience with Fischer Tropsch/Methanol catalysts for ethanol production.

•

Limited residential/commercial biomass boiler market penetration.

It is important to take a long-term view when examining utilization options and the potential framework by which an energy interest chooses to participate in the commoditized biomass market.  This long-term view should include a theoretical forward curve in the pricing of GHG, RECs, DG, fossil and biofuels’ markets.

Biomass Distributed Generation

Another feasible utilization method would for the commoditized biomass to be used as fuel for a distributed generation project in/near the utility’s service area.  The utility could then choose to secure a renewable power purchase agreement (PPA) with the project owner.

Zero Point Energy could also be used if the preferred method of generating energy was gasification and combustion in a cogeneration of a combined-cycle plant.  Zero Point has expertise in engineering various small-scale gasification applications.  Distributed generation could also include a steam sale to a nearby thermal consumer.

Key to this utilization choice would be the existence of a maturing state renewable portfolio standard (RPS) in which RECs are or are forecasted to become scarce.  The possibility of an undersupplied REC market provides for the potential that a MWh of renewable electricity could trade towards the upper bounds (the legislated alternative compliance price minus risk free).  In states where this case is occurring today the value of the renewableness (the REC) of the electricity is worth as much as the wholesale value of the electricity itself.

Another situation where this method of utilization is advised would be when there is a biomass specific Feed in Tariff(FIT).  This is the case in many countries in Europe and some states in the United States where there is mandated support for specific emerging renewables.

Commercial/Residential Pellet Sales

This utilization option will become more attractive if traditional heating fuel markets continue their ascent.  Higher prices in the Northeast for heating oil has helped alternative energy technologies begin to penetrate the home heating market.  Biomass gasifiers and boilers fuel by commoditized biomass pellets could be a long-term solution for some residential markets.  There may be potential for gas utilities to hedge against this transition by investing in a cooperative pelletization program such as is proposed here.

Cellulosic Ethanol

Biomass gasification for co-generation or for use as an ethanol feedstock in a syngas to Fischer Tropsch/methanol process is likely the most efficient long-term use of energy crop resources.  There is still significant research and development needed to refine many of the processes involved in the conversion of commoditized biomass to fuel grade ethanol.  However, much of the research abandoned in the last two decades due to drawbacks in attempting to compete with inexpensive crude oil derivatives discussion has been taken up again.  The entire process builds upon sub-processes that do have significant precedent in other applications such as large-scale coal gasification and gas cleaning operations.

Utilization Options

Distributed Generation

Another feasible utilization method would for the commoditized biomass to be used as fuel for a distributed generation project in/near the utility’s service area.  The utility could then choose to secure a renewable power purchase agreement (PPA) with the project owner.

Zero Point Energy could also be used if the preferred method of generating energy was gasification and combustion in a cogeneration of a combined-cycle plant.  Zero Point has expertise in engineering various small-scale gasification applications.  Distributed generation could also include a steam sale to a nearby thermal consumer.

Key to this utilization choice would be the existence of a maturing state renewable portfolio standard (RPS) in which RECs are or are forecasted to become scarce.  The possibility of an undersupplied REC market provides for the potential that a MWh of renewable electricity could trade towards the upper bounds (the legislated alternative compliance price minus risk free).  In states where this case is occurring today the value of the renewableness (the REC) of the electricity is worth as much as the wholesale value of the electricity itself.

Another situation where this method of utilization is advised would be when there is a biomass specific Feed in Tariff(FIT).  This is the case in many countries in Europe and some states in the United States where there is mandated support for specific emerging renewables.

Commercial/Residential Pellet Sales

This utilization option will become more attractive if traditional heating fuel markets continue their ascent.   Higher prices in the Northeast for heating oil has helped alternative energy technologies begin to penetrate the home heating market.  Biomass gasifiers and boilers fuel by commoditized biomass pellets could be a long-term solution for some residential markets.  There may be potential for gas utilities to hedge against this transition by investing in a cooperative pelletization program such as is proposed here.

Geographic Segmentation Proposal

Northwest Quadrant-Sustainable Forestry Parcel

It may be appropriate to partner with a sustainable forestry group to develop the standing forest for logging, rubber, or commoditized biomass.  The key variables here would be the negotiation of terms with a partner(s) interested in deriving the standing value in a sustainable manner, as well as biomass purchase prices, freight costs, and pelletization costs.  The time horizon on this type of deal could be very quick as an interested sustainable forestry group has already been identified, shipping costs have dropped substantially in recent months, and key utility players in the power markets are expanding their interest in the importation of biomass.

Southwest Quadrant-Avoided Deforestation Parcel

Avoided deforestation projects are gaining global acceptance but may still be a year away from final acceptance in the Kyoto compliance market.  While it is clear that avoided deforestation credits are likely to count post 2012 – valuations are methodologies to determine quantities and prices are still unclear.  Assuming that it can be proven that this parcel is in imminent danger of degradation and thus release of sequestered carbon dioxide the following values may be attainable.

Northeast Quadrant-Reforestation Parcel

This parcel would likely be part of a long term plan to develop a sustainable forestry project and generate both biomass and tCERs/LCERs.  The revenues to be derived will not be well understood until the current strata is evaluated and replacement crops determined.

Southeast Quadrant-Bioenergy Crop Parcel

This parcel of land would be occupied by a fast growing energy crop such as Miscanthus Gigateus.  The establishment of a significant parcel of various energy crops would take at least two annum.  However, the increased growth rates, density, and low sulphur (and other pollutant) constituents would aid in the processing of liquid fuels relative to wood products.

Potential Partners

•

North American Coal Intensive Utilities Eastern U.S., Midwestern U.S.

•

North American Independent Power Producers.

•

European Coal Intensive Utilities – Spain, Denmark, Germany.

•

Spanish Independent Power Producers.

•

Environmental Only Private Equity Group – Washington D.C.

•

Institutional Carbon Buyers (VER/CER).

•

Cellulosic Ethanol Buyers.

CDM Offering and Proposal

Collaboration Process

•

Step 1: Collaborate.  This stage of GHG emission reduction project development involves the determination of sector, project type and prior project methodology precedent.  The stage varies in duration depending upon the complexity of project type or business process, as well as the availability of technical information to the client’s dedicated personnel.

•

Step 2: Research.  The next stage in project development involves researching precedent, market penetration studies, and other information related to the additionality of the project.  At this stage the client may be asked to further ascertain project specific technical data.

•

Step 3: Deliver Model.  Once initial additionality has been ascertained emission reductions and financial analysis will be paired to deliver a carbon project model.  This model is used by the client to determine the initial feasibility of obtaining carbon finance for the project.

•

Step 4: Refine Assumptions.  If the client decides that they intend on obtaining carbon finance for the proposed project the model constructed in Step 3 will be refined to include actual project quotations for technology and updated market prices for emission reductions.

•

Step 5: Feasibility Report.  The feasibility report is composed in order to best represent the traditional benefits of the project to a prospective investor if one is desired for the project.  If the project is to be financed by the client the document will serve as an internal document only.

•

Step 6: Project Idea Note.  The Project Idea Note (PIN) is composed in order to represent the emission reductions aspect of the market to prospective carbon financiers.  This document is also required by the host country DNA in order for a Letter of Approval (LoA) to be issued for the project.

•

Step 7: Begin Project.  This stage represents day of project development.  The Certified Emission Reduction (CER) process in set in motion with the undertaking of Step 7.  Responsibilities and general time horizons for the CER process are discussed below.

CDM Process Overview

•

PROJECT PIN (1 Week – 6 Weeks)

During this period we will develop the Project Idea Note (PIN).  The PIN is composed in order to represent the emission reductions aspect of the market to prospective carbon financiers.  This document is also required by the host country DNA in order for a Letter of Approval (LOA) to be issued for the project.

•

CLIENT PIN (Optional – 4 Weeks)

If the client wishes to develop internal capacity for the carbon process this period will be used to transfer intellectual capital required to write the PIN.  This document will lay the groundwork for the Project Design Document (PDD), as well as the Emission Reductions Purchase Agreement (ERPA).

•

Host DNA (1 Month - 12 Months)

Once the PIN has been composed it must then be forwarded to the Non-Annex I host country’s Designated National Authority (DNA).  The DNA generally resides within the Ministry of Environment or equivalent government ministry.  The duration of the PIN review process varies significantly from country to country.  This is because in order for the DNA to issue the Letter of Approval (LOA) they must have the process and technical capabilities to evaluate many different types of environmental projects.  Also, the DNA must ascertain that the project has positive Sustainable Development factors and that there is a benefit to the local community.

•

PDD (2 Weeks - 4 Months)

During this period we will apply the technical data from the collaboration stage, the modeling stage, and the PIN to compose the Project Design Documents (PDD).  The PDD is considered the environmental and sustainable development proof for the project.  This document will be used to determine the addiitonality of the project and the quantity of VERs/CERs the project will produce in its crediting period.  The length of this stage of the process depends heavily on the precedent of the project types and the maturity of the technology.

•

DOE PDD (4 Weeks - 16 Weeks)

Once the PDD and LOA have been secured they are forwarded to the DOE.  If the DOE agrees with the validity of the PDD documents in terms of established methodological precedent the documents are then made available for public comment.  The public comment period lasts 4-8 weeks and results in registration of the project if no objections are raised.  The following paragraph summarizes the results for the one-year period between November 2006 and October 2007.

In the reporting period, 507 projects were submitted to the Executive Board for registration, and 337 were registered.  This took the total number of projects submitted for registration to 1,011 and the number registered to 825.

The eight-week period (four weeks for small-scale projects) within which a Party involved or three Board members may request a review has ended for 465 of the 507 requests submitted in this reporting period.  The Board has finalized its consideration of 422 of these project activities.  Adding the 80 requests for registration that had not yet been finalized by the Board by the end of the previous reporting period takes the total number of requests considered and finalized in this reporting period to 502.  Of these:

•

328 (65.3 percent) were registered automatically;

•

36 (7.2 percent) were registered after the Board had conducted a review to ensure that the guidance from the Board and the CDM modalities and procedures had been followed (in 21 of these cases the corrections are pending);

•

66 (13.1 percent) were registered following corrections made as a result of a request for review (in 27 of these cases the corrections are pending);

•

35 (7.0 percent) were registered after the Board had considered a request for review and additional submissions from the project participant and/or DOE;

•

33 (6.6 percent) could not be registered by the Board, following consideration of a review; and

•

Four (0.8 percent) could not be fully considered by the Board because they were withdrawn by the project participant and DOE.

Verified Emission Reductions (VERs)

A project with a strong case for additionality will begin producing Verified Emission Reductions (VERs) as soon as it begins reducing carbon dioxide (and equivalent GHG’s).  VERs are also sometimes referred to as Pre-Registration CERs.  This evaluation will be made by prospective buyers using the PIN and PDD to determine the likelihood that the DNA and DOE will view the project favorably.  The revenues to be derived from the marketing of VERs ranges from 30-60 percent of the value of the CER depending on project type and registration likelihood.

Certified Emission Reductions (CERs)

Issuance of CERs

The 15-day period within which a Party involved or three Board members may request a review has ended for 296 of the 308 requests for issuance submitted in this reporting period.  The Board has finalized its consideration of 287 of these requests.  Adding the 16 requests for issuance that had not yet been finalized by the Board by the end of the last reporting period takes the total number of requests for issuance considered and finalized in this reporting period to 303.  Of these:

•

236 (77.9 percent) resulted in automatic issuance (aggregate 51,458,439 CERs);

•

10 (3.3 percent) resulted in issuance after the Board had conducted a review to ensure that the modalities and procedures and guidance from the Board had been followed (in four cases the corrections are still pending);

•

39 (12.9 percent) resulted in issuance following corrections made as a result of a request for review (in 13 cases the corrections are still pending);

•

Issuance was granted in 15 (4.9 per cent) cases after the Board had considered a request for review and additional submissions from the project participant and/or DOE (aggregate 7,230,284 CERs);

•

One (0.3 percent) request was rejected by the Board following consideration of a review (aggregate 36,070 CERs);

•

Two (0.7 percent) could not be considered fully by the Board because they were withdrawn by the project participant and DOE.

Life Settlement Business Joint Venture Agreement

On January 10, 2011, we executed a Joint Venture Agreement with LifeCycle Investments, L.L.C., an Illinois limited liability company (“LifeCycle”).  A copy of the agreement is filed as an exhibit with this report.  The basic terms of the agreement were as follows:

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

The joint venture is expected to include $12 million in assets that are composed of life settlement portfolios that are currently owned and managed by LifeCycle and which will be contributed by LifeCycle to the joint venture upon the retirement of the loan to First Chicago Bank & Trust discussed below.  LifeCycle and the registrant have agreed that all income generated by the assets will be split on a 60/40 basis with 60 percent being allocated to LifeCycle and 40 percent being allocated to the registrant.  The joint venture also plans a debt offering to raise an additional $250 million to be used to purchase additional life settlement portfolios, and to fund the Reflora do Brasil project discussed above.

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

Nature of the Life Settlement Business

From its inception, LifeCycle has engaged in the business of acquiring and managing life insurance policies through a vehicle commonly known as “life settlement agreement.”  LifeCycle’s life settlement investment model provides for a minimum of a 1:4 investment-to-death benefit ratio.  Insureds covered under policies LifeCycle currently owns and will acquire with bond proceeds have an average life expectancy of 10 years or less.  LifeCycle has developed and utilizes conservative policy acquisition strategies designed to minimize risk while promoting high internal rates of return.

The model relies on conservative assumptions, actuarial statistics, and pricing strategies.  LifeCycle has entered into partnerships with the three leading life insurance policy aggregators in the United States (Life Settlement Solutions, Inc., Habersham Funding, LLC, and Independent Funding, LLC) and has established commercial lending relationships with two Chicago, Illinois banks.  To date, LifeCycle has acquired policies with an aggregate death benefit value of nearly $30,000,000.  LifeCycle has been approached by one of its commercial lenders to replicate its arrangement which would, when complete, will grow LifeCycle’s policy holdings to nearly $45,000,000.  Further, LifeCycle is in negotiations with an additional funding partner which has expressed strong interest in investing an additional $20,000,000 in LifeCycle in order to assemble a life settlement portfolio with an approximate aggregate death benefit of $80,000,000.  LifeCycle has received and continues to receive interest in assembling additional life settlement portfolios funded by other financial institutions.  LifeCycle’s strategies allow it to leverage each $1,000,000 invested to acquire policies having an aggregate death benefit of at least $4,000,000.

The Life Settlement Industry

Every life insurance policy includes at least three parties:

•

The owner who is responsible for maintaining the policy in full force and affect (i.e., by paying the premiums) and who has the right to designate the beneficiary, sell the policy, and utilize cash values which may build up in the policy.

•

The insured whose death will result in the payment of the face value death benefit.

•

The beneficiary who is designated to receive the death benefit upon the death of the insured.

For decades, policies have been bought and sold through the life settlement vehicle for values greater than the net cash surrender values offered by the issuing insurance companies.  In recent years, the life settlement industry and market place has grown significantly.  Large companies, including financial institutions, investment houses, hedge funds, and insurance companies (as well as individuals) have entered the life settlement market place which has provided significant liquidity to this investment vehicle.

Owners of life insurance policies may sell their policies for a variety of reasons including to:

•

Achieve a higher cash payout than available from tendering the policy to the issuing life insurance company for its net cash surrender value;

•

Convert a non-performing asset into a performing asset during the owner’s life;

•

Obtain relief from premium expenses;

•

Fund lower cost life insurance, annuities, or other investments;

•

Maintain or improve the owner’s standard of living;

•

Pay for health care not otherwise covered by medical insurance or government-sponsored program;

•

Fund other estate and tax planning vehicles and/or provide estate liquidity;

•

Take advantage of charitable giving and tax-deduction opportunities during the owner’s life rather than following death; and

•

To make currently-need funds to non-profit organizations.

Life insurance policies are bought and sold directly between policy owners and end purchasers as well as through brokers and agents such as attorneys, accountants, life insurance agents, financial planners, estate planners, and companies who specialize in life settlement agreements.  Life insurance policies may be purchased and sold using one of two conveyance vehicles:

•

Life Settlement which involves the sale of a life insurance policy covering an insured who is typically 68 years or older and who has no known prognosis of death within six months.

•

Viatical which involves the sale of a life insurance policy covering an insured who is typically less than 68 years old and/or a person who has a known prognosis of death within six months.

LifeCycle purchases life insurance policies using the life settlement vehicle and not the viatical vehicle.

The Life Settlement Market

The overall marketplace for life settlements has grown significantly in recent years.

•

From 1990 to 2000 the market has grown from about $50,000,000 to over $130,000,000,000, see On Wall Street Magazine, (Sept, 2000 edition).

•

Leading investment management firms, including Goldman Sachs, First Union, JP Morgan, GE Capital, Paine Webber, Merrill Lynch, and Berkshire Hathaway have invested in or advised clients about life settlements as an investment vehicle, see Asset Finance International (Sept. 2000).

•

Leading financial institutions including Citibank, Deutsche Bank, and ABN AMRO have assembled life settlement portfolios.

•

Life settlements are becoming mainstream as a financial estate planning tool, see The Wall Street Journal On Line (May 18, 2005).

•

Life settlements are recognized by American Association of Retired Persons (AARP), the American Cancer Society, and the National Association of People with AIDS as legitimate planning and medical care funding tools.

•

The life settlement industry has matured to the point that a trade association - Life Insurance Settlement Association – has been formed.

•

A recent “Google” search of the terms “Life Settlement” and “Viatical” produced nearly 500,000 and over 640,000 websites dealing with life settlements.

•

Given current difficult economic conditions in the United States, policyholders have become more aware that their life insurance policies are saleable assets during their lives.

One cannot predict with any certainty the direction which the life settlement market will trend.  However, given current economic conditions, the greater awareness of the life settlement vehicle, the viability of the life settlement vehicle as a financial and estate planning tool, and the overall increase in average age of insureds, it is expected that the industry and competition within the industry will continue to grow.

LifeCycle’s Life Settlement Business

LifeCycle assembles portfolios of life insurance policies through a vehicle commonly known as a “life settlement agreement” utilizing its network of aggregators and brokers including the three leading aggregators in the United States – Life Settlement Solutions, Inc. (San Diego, California), Habersham Funding, LLC (Atlanta, Georgia), and Independent Funding, LLC (Philadelphia, Pennsylvania).

LifeCycle’s model spreads risk over large numbers of polices covering insureds with varying life expectancies in order to reduce negative impact on a portfolio.  Therefore, any unexpected aberration in an insured’s life expectancy will have minimal impact on the portfolio.  The amount paid for each life insurance policy is negotiated.  Portfolios are comprised of policies issued and underwritten by life insurance companies having an “A” or better rating from one or more nationally recognized rating services (e.g., Moody’s, A.M. Best, Standard & Poors).

Following acquisition of each policy, LifeCycle or its professional designee monitors (“tracks”) the respective insureds’ health and life status on a periodic and regular basis.  LifeCycle’s tracking methodology encourages insureds and their designated contacts to remain in contact with LifeCycle in order to minimize intrusion into private lives.  Upon a death of an insured, LifeCycle files a death benefit claim with the issuing insurance company.

Assembly of Portfolios

In evaluating each policy purchase opportunity, LifeCycle considers the following criteria:

•

Whether insurance company has an “A” or better rating as determined Moody’s, A.M Best, Standard and Poor’s, or similarly respected insurance company rating services.

•

A death benefit in the range of $50,000 to $250,000 or $10,000,000 or greater depending on the portfolio size to be assembled.

•

The type of policy offered for sale (e.g., whole life, universal life, converted term).

•

An in-force life insurance policy illustration for the policy under consideration.

•

The legal structure of the policy owner (individual, business, trust, estate).

•

The insureds’ age – typically age of 70 years or more.

•

Whether the policy has been in existence for at least two years to avoid contestability.

•

At least three years of medical records and financial demographics which will be or which have already been reviewed by a recognized actuarial/medical review firm (21st Services, American Viatical Services, Fasano Associates, Examination Management Services, Inc., and ISC) in order to determine life expectancy.

•

The length of life expectancy as determined by the actuarial/medical review firms which determination can be no older than nine months prior to the date when purchase offer submitted.  (LifeCycle reserves the right to obtain an insureds’ updated medical information and to obtain an updated life expectancy determination.)

•

Relationship between death benefits, premium costs, and retained cash values (if any).

•

Presence or absence of loans or other liens against the policy.

•

Projected rate of return taking into consideration of death benefit, cost of maintaining the policy, loans and liens (if any) against the policy, and retained net cash values.

•

Additional due diligence information customarily obtained in such transactions.

Generally, of those professional actuarial/medical review entities who publish statistics, they express a confidence in the accuracy of their respective life expectancy determinations of about  87 percent - i.e., they are 87 percent confident that the insureds will die within 12 months of their respective medical reviewer-determined life expectancy dates.  These same professional medical review firms express a confidence in the accuracy of their respective life expectancy determinations of about 94 percent that insureds will die within 24 months of their respective medical reviewer-determined life expectancy dates.  Finally, these reviewers express a nearly 100 percent confidence that all insureds will die within 36 months of their respective pre-determined life expectancy dates plus or minus one percent.  LifeCycle employs more conservative assumptions about the confidence in life expectancy determination than the medical review entities – i.e., LifeCycle assumes that 72 percent (rather than 87 percent) and 88 percent (rather than 94 percent) of insureds will die within 12 months and 24 months of their respective life expectancy determinations.

Based on the aforementioned criteria, LifeCycle will determine whether to submit a bid for the policy and if a bid is to be submitted, the amount of the bid to be submitted.

A critical component to LifeCycle’s policy acquisition includes a statistical distribution of risk.  Studies have demonstrated that acquisition of a certain minimum number of policies will significantly reduce the risk which an aberrant life expectancy determination might have on a portfolio.  The likelihood of aberrant life expectancy determinations is further reduced by use of the leading actuarial/medical review firms (21st Services, American Viatical Services, Fasano Associates, Examination Management Services, Inc., and ISC).

Once a bid for a particular policy is accepted, closing on the purchase is typically done through an escrow arrangement.  Closings typically include:

•

An escrow agreement (in those instances where an escrow agent’s services are utilized).

•

The purchase proceeds.

•

The policy.

•

Insured’s fully executed change of ownership and change of beneficiary forms.

•

A policy purchase funding agreement and related exhibits required by LifeCycle.

•

A life settlement sale application.

•

All relevant consents and releases concerning the insured and policy owner.

•

The insured’s medical records and history.

•

The status of any and all loans and liens, if any, on the policy.

•

The latest in-force policy illustration.

•

Verification of coverage, premium payment status, cash and account values.

•

Identification of contact persons for tracking purposes.

•

Additional documentation concerning the insured, the policy owner, and the policy as LifeCycle deems necessary and appropriate.

Once the escrow agent and/or LifeCycle has received all requisite documentation and the respective life insurance company has acknowledged in writing the change of owner and beneficiary status to LifeCycle, LifeCycle will authorize the release of the acquisition funds to the policy owner, broker, and aggregator.  Upon release of the purchase price to the policy owner, the original policy is sent to LifeCycle.  In some instances, LifeCycle and the policy owner and broker waive the requirement of closing through escrow.  In this latter event, LifeCycle disburses its funds only upon satisfaction of all purchase requirements and receipt of all required documentation.

Portfolio Management

During the life of the insured, LifeCycle pays any and all premiums necessary in order to maintain in full force all policies.  Laws governing life insurance policies require notification to the policy owner of non-receipt of premium payment in advance of cancellation of the particular policy (commonly known as “grace period notification”).

LifeCycle or its agents remain in regular and period contact with those persons designated by the respective insureds to track the life-status of the insureds.  As each insured’s respective pre-determined life expectancy month approaches, LifeCycle makes contact with the insured’s designated contact persons to ascertain the insured’s then current life-status.  LifeCycle also utilizes national data bases, including that maintained by the United States Social Security Administration, in order to track life-status of persons insured by policies owned by LifeCycle and/or its affiliate.  LifeCycle remains ready to employ other means for tracking the life-status of its insureds in the event an insured’s designated contacts fail to respond to inquiries.  These other means include private investigation entities.  All reasonable efforts are used to assure that communication with those persons identified as contacts for the respective insureds is undertaken in a respectful and unobtrusive manner.

LifeCycle has developed other proprietary means for “tracking” the life-status of persons covered by the policies owned and to be owned by LifeCycle.

Company Management

A complete discussion of LifeCycle’s management may be seen at LifeCycle’s website, www.lifecycleinvestments.com.

Portfolio Risk Mitigation Elements

LifeCycle has built into its business model certain risk mitigation features including:

•

All death benefit claims will be submitted by LifeCycle.

•

Portfolio assembled based in part on death benefit values coupled with life expectancies based on LifeCycle proprietary statistical distribution.

•

Life-expectancy dates determined by highly respected independent professional actuarial/medical review companies.

•

Life-expectancy dates are spread over approximately 24 to 120 months.

•

Acquisition of small-cap policies significantly reduces negative impact of aberrant life-expectancy determinations.

•

Medical reviews are updated where necessary.

•

While life-expectancy determinations constitute an average of all the death dates of the statistical study sample, LifeCycle has assumed no early deaths.

•

While medical reviewers’ published data state an approximate 87 percent confidence that insureds will die within one year of their respective pre-determined life expectancy dates, LifeCycle’s has assumed only a 72 percent confidence that insureds will die on or about their respective determined life expectancy dates.

•

While medical reviewers’ published data state an approximate 94 percent confidence that insureds will die within two years of their respective pre-determined life expectancy dates, LifeCycle’s financial has assumed only an 88 percent confidence that insureds will die on or about their respective pre-determined life expectancy dates.

•

Policies selected are only those issued by “A” or better rated life insurance companies.

•

Medical reviews are undertaken periodically to assure continuity of life-expectancy-to-face-value spread.

•

LifeCycle uses several means for maintaining contact with insureds.

•

Contacts with insureds increase during 12-month period immediately prior to their respective pre-determined life expectancy dates.

•

LifeCycle segregates and does not co-mingle its portfolios.

Regulatory Issues

The insurance industry is a highly regulated industry.  Not all states regulate the sale and purchase of Senior Life Settlement Agreements.  However, of those states which do regulate Senior Life Settlement Agreements, each state’s level of regulation various.  At this time, LifeCycle is not aware of any state which prohibits the purchase and sale of Senior Life Settlement Agreements.  LifeCycle, where appropriate, will consult with local counsel to assure compliance with those laws and regulations applicable to such transaction.

Risk Factors Related to LifeCycle

Dependence on key personnel.

LifeCycle is highly dependent upon the retention of the services of Andrew L. Madenberg and James L. Simon.  In the event that either individual became unavailable to LifeCycle, LifeCycle might suffer material adverse consequences.

Uncertainty of financial assessments.

The financial assessments made in this report are based on a number of assumptions, although believed to be appropriate, which may vary substantially.  The assessments must be read in conjunction with the assumptions and with the understanding that there can be no assurance that all possible material assumptions have been considered.  Because of the number of assumptions and the range of variables within each assumption, actual results may vary substantially from the forecast.

Insurance companies may become insolvent, be unable to pay or be unwilling to pay.

LifeCycle’s business relies on the ability of the life insurance companies to pay the death benefits associated with the purchased policies.  While LifeCycle will take reasonable measures to purchase policies from quality insurers (i.e., companies which are rated “A” or better by nationally recognized rating services) that it expects to be able and willing to pay the death benefits, there is some risk that when a policy matures due to the death of the insured, the insurance company that wrote the policy will be unable or unwilling to pay or will have gone out of business.

Risk of fraud on the part of the insured and/or claims by heirs.

While LifeCycle will take all reasonable steps to mitigate the risks of fraud, there is always an underlying risk of fraud on the part of the insured and/or the reputed owner of the policy.  Among other fraud risks, medical records can be manufactured to show more serious medical conditions than truly exist, owners can attempt to secretly assign various interests in policies and heirs can later bring claims seeking to overturn contracts executed by the policy owners on grounds of incompetence, misrepresentations, unfair advantage, coercion, or other grounds.

HIPAA.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the regulations promulgated there under, if any, impose a number of requirements regarding the privacy of medical information.  These regulations may limit the Company’s ability to evaluate certain of the policies proposed to be purchased.  LifeCycle will seek any and all releases and waivers deemed necessarily in order to obtain access to and update medical information and histories.

Need for additional financing.

While LifeCycle believes funds provided to it will be adequate to meet its needs, there can be no assurance that such funds will in fact be sufficient and that a requirement for additional funding will not arise.

Termination of AGS Capital Group, LLC Investment Agreement.

On January 7, 2011, the registrant gave notice of the termination on January 31, 2011 of that certain AGS Investment Agreement executed on October 5, 2010, by the registrant and AGS Capital Group, LLC  which provided upon the terms and subject to the conditions contained therein, the registrant shall issue and sell to AGS Capital, from time to time as provided therein, and AGS Capital shall purchase from the registrant up to $10,000,000 of the registrant’s fully registered, freely tradable common stock, par value $0.001 per share (“the Common Stock”) pursuant to the Securities Act.

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

Mechanics.

(a)

Advance Notice.  At any time during the Commitment Period, the registrant may require AGS Capital to purchase shares of the Common Stock by delivering an Advance Notice to AGS Capital, subject to the conditions set forth in Article VII; provided, however, that (i) the amount for each Advance in the Advance Notice shall not be more than the Maximum Advance Amount, (ii) the aggregate amount of the Advances pursuant to the AGS Capital Investment Agreement shall not exceed the Commitment Amount, (iii) in no event shall the number of shares of the Common Stock issuable to AGS Capital pursuant to an Advance cause the aggregate number of shares of the Common Stock beneficially owned (as calculated pursuant to Section 13(d) of the Exchange Act) by AGS Capital and its affiliates to equal or exceed five percent of the then outstanding Common Stock (the “Ownership Limitation”) (as of the date of the AGS Capital Investment Agreement, AGS Capital and its affiliates held no shares of the outstanding the Common Stock), (iv) under no circumstances shall the aggregate offering price or number of Shares, as the case may be, exceed the aggregate offering price or number of Shares available for issuance under the Registration Statement (the “Registration Limitation”), and (v) the Common Stock must be DWAC eligible and sent to AGS Capital in electronic form, instead of certificate form.  There shall be a minimum of five Trading Days between each Advance Notice Date.  Notwithstanding any other provision in the AGS Capital Investment Agreement, the registrant acknowledges and agrees that upon receipt of an Advance Notice, AGS Capital may sell shares that it is unconditionally obligated to purchase under such Advance Notice prior to taking possession of such shares.

(b)

Date of Delivery of Advance Notice.  An Advance Notice shall be deemed delivered on (i) the Trading Day it is received by email (to the address set forth in Section 11.1 of the AGS Capital Investment Agreement) by AGS Capital if such notice is received prior to 5:00 pm Eastern Time, or (ii) the immediately succeeding Trading Day if it is received by email after 5:00 pm Eastern Time on a Trading Day or at any time on a day which is not a Trading Day.  No Advance Notice may be deemed delivered on a day that is not a Trading Day.  The registrant acknowledges and agrees that AGS Capital shall be entitled to treat any email it receives from officers whose email addresses are identified by the registrant purporting to be an Advance Notice as a duly executed and authorized Advance Notice from the registrant.

Closings.

(a)

On the day of the Advance Notice, the registrant shall deliver to AGS Capital in electronic form, such number of shares of the DWAC eligible Common Stock registered in the name of AGS Capital as shall equal the number of shares specified in the Advance Notice.  On the later of the Advance Date or one Trading Day following receipt of the shares of the Common Stock corresponding to the Advance Notice, AGS Capital shall deliver to the registrant the amount of the Advance by wire transfer of immediately available funds.  On or prior to the Advance Date, each of the registrant and AGS Capital shall deliver to the other all documents, instruments and writings required to be delivered by either of them pursuant to Section 2.3(b) of the AGS Capital Investment Agreement in order to implement and effect the transactions contemplated herein.  To the extent the registrant has not paid the fees, expenses, and disbursements of AGS Capital in accordance with Section 12.4 of the AGS Capital Investment Agreement, the amount of such fees, expenses, and disbursements may be deducted by AGS Capital (and shall be paid to the relevant party) directly out of the proceeds of the Advance with no reduction in the amount of shares of the Common Stock to be delivered on such Advance Date.

(b)

Obligations Upon Closing.  AGS Capital agrees to advance the amount corresponding to the Advance Notice to the registrant upon completion of each of the following conditions:

(i)

The registrant shall deliver to AGS Capital the shares of the Common Stock applicable to the Advance in accordance with Section 2.3(a) of the AGS Capital Investment Agreement.  The certificates evidencing such shares shall be free of restrictive legends.

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

(v)

The registrant shall pay any unpaid fees as set forth in Section 12.4 of the AGS Capital Investment Agreement or withhold such amounts as provided in Section 2.3 of the AGS Capital Investment Agreement.

(vi)

The registrant’s transfer agent shall be DWAC eligible.

(vii)

If the conditions in Section 7.2.(a)(i) of the AGS Capital Investment Agreement are satisfied and provided the registrant is in compliance with its obligations in Section 2.3, AGS Capital shall deliver to the registrant the amount of the Advance specified in the Advance Notice by wire transfer of immediately available funds.

Lock Up Period.  On the date of the AGS Capital Investment Agreement, the registrant has obtained from each officer and director a lock-up agreement, as defined in the AGS Capital Investment Agreement, in the form annexed hereto as Schedule 2.4 of the AGS Capital Investment Agreement.  The registrant shall cause its officers and directors to refrain from selling the Common Stock during each Pricing Period.

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

Exchange Act Registration.  The registrant will cause the Common Stock to continue to be registered under Section 12(g) of the Exchange Act, will file in a timely manner all reports and other documents required of it as a reporting company under the Exchange Act and will not take any action or file any document (whether or not permitted by Exchange Act or the rules thereunder) to terminate or suspend such registration or to terminate or suspend its reporting and filing obligations under the Exchange Act.

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

(b)

The registrant may terminate the AGS Capital Investment Agreement effective upon 15 Trading Days’ prior written notice to AGS Capital; provided that (i) there are no Advances outstanding, and (ii) the registrant has paid all amounts owed to AGS Capital pursuant to the AGS Capital Investment Agreement.  The AGS Capital Investment Agreement may be terminated at any time by the mutual written consent of the parties, effective as of the date of such mutual written consent unless otherwise provided in such written consent.  In the event of any termination of the AGS Capital Investment Agreement by the registrant thereunder, so long as AGS Capital owns any shares of the Common Stock issued thereunder, unless all of such shares of the Common Stock may be resold by AGS Capital without registration and without any time, volume or manner of sale limitations pursuant to Rule 144, the registrant shall not (i) cancel the common stock issued to AGS Capital or suspend (except as provided for in the Registration Rights Agreement) or withdraw the Registration Statement or otherwise cause the Registration Statement to become ineffective, or voluntarily delist the Common Stock from, the Principal Market without listing the Common Stock on another Principal Market.

(c)

The obligation of AGS Capital to make an Advance to the registrant pursuant to the AGS Capital Investment Agreement shall terminate permanently (including with respect to an Advance Date that has not yet occurred) in the event that (i) there shall occur any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of 50 Trading Days, during the Commitment Period, or (ii) the registrant shall at any time fail materially to comply with the requirements of Article VI of the AGS Capital Investment Agreement and such failure is not cured within 30 days after receipt of written notice from AGS Capital, provided, however, that this paragraph (c) shall not apply to any period commencing upon the filing of a post-effective amendment to such Registration Statement and ending upon the date on which such post effective amendment is declared effective by the SEC.

(d)

Nothing in Section 10.2 of the AGS Capital Investment Agreement shall be deemed to release the registrant or AGS Capital from any liability for any breach under the AGS Capital Investment Agreement or to impair the rights of the registrant and AGS Capital to compel specific performance by the other party of its obligations under the AGS Capital Investment Agreement.  The indemnification provisions contained in Sections 5.1 and 5.2 of the AGS Capital Investment Agreement shall survive termination thereunder.

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

Asher Enterprises, Inc.

On October 5, 2010, the registrant and Asher Enterprises, Inc., a Delaware corporation, executed that certain Securities Purchase Agreement, whereby Asher Enterprises desired to purchase and the registrant desired to issue and sell, upon the terms and conditions set forth in the Asher Enterprises Agreement an 8% Convertible Promissory Note of the registrant in the aggregate principal amount of $65,000.00 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of common stock of the registrant (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note.

Some of the pertinent provisions of the Asher Enterprises Agreement are as follows:

Form of Payment.  On the Closing Date (as defined below), (i) Asher Enterprises shall pay the purchase price for the Note to be issued and sold to it at the Closing (as defined below) (the “Purchase Price”) by wire transfer of immediately available funds to the registrant, in accordance with the registrant’s written wiring instructions, against delivery of the Note in the principal amount equal to the Purchase Price as is set forth immediately below Asher Enterprises’ name on the signature pages thereto, and (ii) the registrant shall deliver such duly executed on behalf of the registrant, to Asher Enterprises, against delivery of such Purchase Price.

Closing Date.  Subject to the satisfaction (or written waiver) of the conditions thereto set forth in Section 6 and Section 7 of the Securities Purchase Agreement, the date and time of the issuance and sale of the Note pursuant to the Securities Purchase Agreement (the “Closing Date”) shall be 12:00 noon, Eastern Standard Time on October 7, 2010, or such other mutually agreed upon time.  The closing of the transactions contemplated by the Securities Purchase Agreement (the “Closing”) shall occur on the Closing Date at such location as may be agreed to by the parties.

Right of First Refusal.  Unless it shall have first delivered to the Buyer, at least 72 hours prior to the closing of such Future Offering (as defined therein), written notice describing the proposed Future Offering, including the terms and conditions thereof and proposed definitive documentation to be entered into in connection therewith, and providing the Buyer an option during the 72 hour period following delivery of such notice to purchase the securities being offered in the Future Offering on the same terms as contemplated by such Future Offering (the limitations referred to in this sentence and the preceding sentence are collectively referred to as the “Right of First Refusal”) (and subject to the exceptions described below), the registrant will not conduct any convertible note financings (“Future Offerings”) during the period beginning on the Closing Date and ending 12 months following the Closing Date.  In the event the terms and conditions of a proposed Future Offering are amended in any respect after delivery of the notice to the Buyer concerning the proposed Future Offering, the registrant shall deliver a new notice to the Buyer describing the amended terms and conditions of the proposed Future Offering and the Buyer thereafter shall have an option during the 72 hour period following delivery of such new notice to purchase its pro rata share of the securities being offered on the same terms as contemplated by such proposed Future Offering, as amended.  The foregoing sentence shall apply to successive amendments to the terms and conditions of any proposed Future Offering.  The Right of First Refusal shall not apply to any transaction involving (i) issuances of securities in a firm commitment underwritten public offering (excluding a continuous offering pursuant to Rule 415 under the Securities Act) or (ii) issuances of securities as consideration for a merger, consolidation or purchase of assets, or in connection with any strategic partnership or joint venture (the primary purpose of which is not to raise equity capital), or in connection with the disposition or acquisition of a business, product or license by the registrant.  The Right of First Refusal also shall not apply to the issuance of securities upon exercise or conversion of the registrant’s options, warrants or other convertible securities outstanding as of the date hereof or to the grant of additional options or warrants, or the issuance of additional securities, under any registrant stock option or restricted stock plan approved by the shareholders of the registrant.  The Right of First Refusal also shall not apply to Future Offerings in excess of $250.000.00.

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

All payments due thereunder (to the extent not converted into common stock (the “Common Stock”) in accordance with the terms thereof) shall be made in lawful money of the United States of America.

Conversion Right.  The Holder shall have the right from time to time, and at any time during the period beginning on the date of the Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount (as defined in Article III) pursuant to Section 1.6(a) or Article III, each in respect of the remaining outstanding principal amount of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non- assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the registrant into which such Common Stock shall thereafter be changed or reclassified at the conversion price (the “Conversion Price”) determined as provided therein (a “Conversion”); provided, however, that in no event shall the Holder be entitled to convert any portion of the Note in excess of that portion of the Note upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Notes or the unexercised or unconverted portion of any other security of the registrant subject to a limitation on conversion or exercise analogous to the limitations contained therein) and (2) the number of shares of Common Stock issuable upon the conversion of the portion of the Note with respect to which the determination of this proviso is being made, would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock.  For purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act, and Regulations 13D-G thereunder, except as otherwise provided in clause (1) of such proviso, provided, further, however, that the limitations on conversion may be waived by the Holder upon, at the election of the Holder, not less than 61 days’ prior notice to the registrant, and the provisions of the conversion limitation shall continue to apply until such 61st day (or such later date, as determined by the Holder, as may be specified in such notice of waiver).

The number of shares of Common Stock to be issued upon each conversion of the Note shall be determined by dividing the Conversion Amount (as defined below) by the applicable Conversion Price then in effect on the date specified in the notice of conversion, in the form attached thereto as Exhibit A (the “Notice of Conversion”), delivered to the registrant by the Holder in accordance with Section 1.4 thereof; provided that the Notice of Conversion is submitted by facsimile (or by other means resulting in, or reasonably expected to result in, notice) to the registrant before 6:00 p.m., New York, New York time on such conversion date (the “Conversion Date”).

The term “Conversion Amount” means, with respect to any conversion of the Note, the sum of (1) the principal amount of the Note to be converted in such conversion plus (2) at the registrant’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in the Note to the Conversion Date, provided, however, that the registrant shall have the right to pay any or all interest in cash plus (3) at the registrant’s option, Default Interest, if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2) plus (4) at the Holder’s option, any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) thereof.

Conversion Price.

(a)

Calculation of Conversion Price.  The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price (as defined herein)(subject to equitable adjustments for stock splits, stock dividends or rights offerings by the registrant relating to the registrant’s securities or the securities of any subsidiary of the registrant, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).  The “Variable Conversion Price” shall mean 58 percent multiplied by the Market Price (as defined therein) (representing a discount rate of 42 percent).  “Market Price” means the average of the lowest three Trading Prices (as defined below) for the Common Stock during the 10 Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the registrant via facsimile (the “Conversion Date”).  “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to the registrant and Holder and hereafter designated by Holders of a majority in interest of the Notes and the registrant or, if the OTCBB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc.  If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the registrant and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes.  “Trading Day” shall mean any day on which the Common Stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded.

Copies of the Securities Purchase Agreement and the Note were attached as exhibits to our current report filed with the Commission on October 12, 2010.  Please refer to the agreements for the definitions of all of the capitalized terms used herein not otherwise defined herein.

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

Copies of the Securities Purchase Agreement and the Note were attached as exhibits to our Form 10-K/A filed with the Commission on January 18, 2011.

Termination of a Material Definitive Agreement with Dutchess Opportunity Fund, II LP

On October 12, 2010, the registrant terminated that certain Investment Agreement effective on May 20, 2010, between the registrant and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership (“Dutchess”) which provided upon the terms and subject to the conditions contained in the Investment Agreement that Dutchess shall invest up to $10,000,000 to purchase the registrant’s Common Stock, no par value per share (the “Common Stock”).  In addition, on October 12, 2010, the registrant terminated that certain Registration Rights Agreement effective on May 20, 2010 executed by the registrant in connection with the Dutchess Investment Agreement.

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

Properties

Our principal executive offices are located at 1213 Culberth Drive, Wilmington, North Carolina 28405.  We lease this facility at a rental rate of $100 per month.

We believe that all of our facilities are adequate for our current operations.  However, we expect that we could locate other suitable facilities at comparable rates, should we need more space.

Key Personnel

Our future financial success depends to a large degree upon the personal efforts of our key personnel.  In our formative period, Sydney A. Harland, our president and chief executive officer, will play the major roles in developing our business strategy and technology.  The loss of the services of Mr. Harland could have an adverse effect on our business and our chances for profitable operations.  While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed.

Employees

As of the date of this report, we do not have any employees. As we grow, we will need to attract an unknown number of qualified employees. We do not anticipate any difficulty in locating qualified employees.

Transfer Agent

Transfer Online, Inc. is our transfer agent.  The contact information for Transfer Online, Inc. is 512 SE Salmon Street, Portland, Oregon 97214, telephone (503) 227-2950, and telecopier (503) 227-6874.

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

Results of Operations

Three Months Ended November 30, 2010 Compared With Three Months Ended November 30, 2009.

Net Revenue for the three months ended November 30, 2010 and 2009 was $-0- and $10,000, respectively.  Net loss for the three months ended November 30, 2010 was $410,486 compared to net loss of $278,949 for the three months ended November 30, 2009.

Expenses have increased by $ 121,537 for the first three months of our current fiscal year from $288,949 for the three months ended November 30, 2009 to $410,486 for the three months ended November 30, 2010. The increase can be attributed to , an increase in consulting fees of $79,519 from $212,525 to $292,044 and an increase in general and administrative expenses of $35,756 from $31,298 to $67,054. An increase in interest expense of $6,262 from $45,126 to $51,388 is due to the company having insufficient revenues.

Liquidity and Capital Resources

Our operations used approximately $64,885 in cash for the three months ended November 30, 2010. Cash required during the three months ended November 30, 2010 came principally from cash proceeds from debt of $80,433 for the three months ended November 30, 2010.

Special Note Regarding Forward-Looking Statements

In this report, we make a number of statements, referred to as “forward-looking statements” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.  We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to Global Earth Energy and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate under the circumstances.

You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions.  When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of Global Earth Energy, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•

Whether or not markets for our proposed products develop and, if they do develop, the pace at which they develop;

•

Our ability to attract and retain qualified personnel to implement our growth strategies;

•

Our ability to fund our financing needs;

•

Competitive factors;

•

General economic conditions; and

•

Changes in our business plan and corporate strategies.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning Global Earth Energy and our business made elsewhere in this report.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently ineffective.  Each of the factors identified in the 10K/A filed with the Securities and Exchange Commission on January 18, 2011 have remained unresolved and have been considered to be material weaknesses in our controls.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The matters that management identified in the 10K/A filed with the Securities and Exchange Commission on January 18, 2011 continue to be unresolved and still are considered material weaknesses in our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended November 30, 2010, we issued 129,533,658 shares of our common stock in private transactions not involving a public offering, as follows:

•

On September 9, 2010, we issued 6,000,000 shares of our common stock to Robert Levitt upon the conversion of shares of our convertible preferred stock.

•

On September 30, 2010, we issued 3,000,000 shares of our common stock to Geoffrey J. Eiten, in consideration for services rendered.

•

On September 30, 2010, we issued 2,000,000 shares of our common stock to Arthur N. Kelly, in consideration for services rendered.

•

On September 30, 2010, we issued 1,000,000 shares of our common stock to Gloria L. Leung, in consideration for services rendered.

•

On September 30, 2010, we issued 1,000,000 shares of our common stock to Carolyn Merrill, in consideration for services rendered.

•

On October 4, 2010, we issued 6,000,000 shares of our common stock to Robert Levitt upon the conversion of shares of our convertible preferred stock.

•

On October 5, 2010, we issued 25,390,685 shares of our common stock to Asher Global Escrow in connection with that certain Securities Purchase Agreement dated as of October 5, 2010, by and between the registrant and Asher Enterprises, Inc.

•

On October 11, 2010, we issued 10,000,000 shares of our common stock to AGS Capital Group LLC in connection with that certain Reserve Equity Financing Agreement dated October 5, 2010 by and between the registrant and AGS Capital Group, LLC.

•

On October 11, 2010, we issued 3,000,000 shares of our common stock to Geoffrey J. Eiten, in consideration for services rendered.

•

On November 23, 2010, we issued 62,642,973 shares of our common stock to Strategic Alliance, in consideration for the Joint Venture Agreement dated November 22, 2010 between the registrant and Reflora do Brasil, a Brazilian company.

•

On November 23, 2010, we issued 2,000,000 shares of our common stock to George D. Sinnis, in consideration for the Joint Venture Agreement dated November 22, 2010 between the registrant and Reflora do Brasil, a Brazilian company.

•

On November 23, 2010, we issued 500,000 shares of our common stock to Glenn Sturm, in consideration for the Joint Venture Agreement dated November 22, 2010 between the registrant and Reflora do Brasil, a Brazilian company.

•

On November 23, 2010, we issued 2,000,000 shares of our common stock to Atlantic Station, in consideration for the Joint Venture Agreement dated November 22, 2010 between the registrant and Reflora do Brasil, a Brazilian company.

•

On November 23, 2010, we issued 5,000,000 shares of our common stock to Raymond F. Barbush III, in consideration for the Joint Venture Agreement dated November 22, 2010 between the registrant and Reflora do Brasil, a Brazilian company.

•

On December 6, 2010, we issued 77,200,206 shares of our common stock to Asher Global Escrow in connection with that certain Securities Purchase Agreement dated as of December 6, 2010, by and between the registrant and Asher Enterprises, Inc.

In addition, on August 2, 2010, we issued to Norman T. Reynolds, Esq. a warrant for the purchase of 2,000,000 shares of our common stock, in consideration of services rendered by Mr. Reynolds on our behalf.

All funds received from the sale of our securities were used for working capital purposes.

All securities bear a legend restricting their disposition.

The securities were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act.  Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the purchase of our shares.  Our securities were sold only to accredited investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

Each purchaser was provided with access to our filings with the SEC, including the following:

•

Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act.

•

The information contained in an annual report on Form 10-K under the Exchange Act.

•

The information contained in any reports or documents required to be filed by Global Earth Energy, Inc. under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•

A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

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

10.19**

Warrant issued to Norman T. Reynolds, Esq. for 2,000,000 shares of the common stock of the registrant, dated August 2, 2010, filed as Exhibit 10.19 to the registrant’s Current Report on Form 10-K on December 15, 2010, Commission File Number 000-31343.

10.20**

Joint Venture Agreement dated January 10, 2011 between LifeCycle Investments, L.L.C. and Global Earth Energy, Inc., filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on January 12, 2011, Commission File Number 000-31343.

10.21**

Asher Enterprises Inc. Securities Purchase Agreement, executed on December 6, 2010, between Global Earth Energy, Inc. and Asher Enterprises, Inc., filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K/A on January 18, 2011, Commission File Number 000-31343.

10.22**

Asher Enterprises Inc. Convertible Promissory Note, executed on December 6, 2010, between Global Earth Energy, Inc. and Asher Enterprises, Inc., filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K/A on January 18, 2011, Commission File Number 000-31343.

21.0**	Subsidiaries of the registrant, filed as Exhibit 21.0 to the registrant’s Annual Report on Form 10-K/A on January 18, 2011, Commission File Number 000-31343.
31.1*	Certification of Sydney A. Harland, Chief Executive Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Edmund J. Gorman, Chief Financial Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Sydney A. Harland, Chief Executive Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Edmund J. Gorman, Chief Financial Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

*

Filed herewith.

**

Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EARTH ENERGY, INC.

Date: January 19, 2011.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and
   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland	Chief Executive Officer and Director	January 19, 2011
/s/ Edmund J. Gorman	Chief Financial Officer, Principal Accounting Officer, and Director	January 19, 2011

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Sydney A. Harland, certify that:

1.

I have reviewed this Form 10-Q of Global Earth Energy, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: January 19, 2011.

  /s/ Sydney A. Harland

Sydney A. Harland, Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edmund J. Gorman, certify that:

1.

I have reviewed this Form 10-Q of Global Earth Energy, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: January 19, 2011

  /s/ Edmund J. Gorman

Edmund J. Gorman, Chief Financial Officer and Principal Accounting Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Global Earth Energy, Inc. for the fiscal quarter ending November 30, 2010, I, Sydney A. Harland, Chief Executive Officer of Global Earth Energy, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.

Such Quarterly Report on Form 10-Q for the fiscal quarter ending November 30, 2010, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Quarterly Report on Form 10-Q for the fiscal quarter ending November 30, 2010, fairly presents, in all material respects, the financial condition and results of operations of Global Earth Energy, Inc.

Dated: January 19, 2011.

  /s/ Sydney A. Harland

Sydney A. Harland, Chief Executive Officer of Global Earth Energy, Inc.

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of Global Earth Energy, Inc. for the fiscal quarter ending November 30, 2010, I, Edmund J. Gorman, Chief Financial Officer of Global Earth Energy, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.

Such Quarterly Report on Form 10-Q for the fiscal quarter ending November 30, 2010, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Quarterly Report on Form 10-Q for the fiscal quarter ending November 30, 2010, fairly presents, in all material respects, the financial condition and results of operations of Global Earth Energy, Inc.

Dated: January 19, 2011.

  /s/ Edmund J. Gorman

Edmund J. Gorman, Chief Financial Officer and Principal Accounting Officer of Global Earth Energy, Inc.