Form 10-K/A
period 2010-08-31
GLOBAL EARTH ENERGY, INC.
filed 2011-03-25
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-K/A
Amendment No. 2

(Mark One)

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2010.

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No. 000-31343

GLOBAL EARTH ENERY, INC.
(Name of small business issuer in its charter)

Nevada	36-4567500
( or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1213 Culberth Drive Wilmington, North Carolina	28405
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (910) 616-0077

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on August 31, 2010 (based on the closing sale price of $0.024 per share of the registrant’s common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately $1,040,276.  Common stock held by each officer and director and by each person known to the registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At December 15, 2010, the registrant had outstanding 121,594,800 shares of common stock, par value $0.001 per share.

EXPLANATORY NOTE

On December 15, 2010, we filed with the Securities and Exchange Commission our Annual Report on Form 10-K for the annual period ended August 31, 2010.  On January 18, 2011, we filed with the Securities and Exchange Commission Form 10-K/A, Amendment No. 1, to our Annual Report on Form 10-K for the annual period ended August 31, 2010.  This Amendment No. 2 to our Annual Report on Form 10-K is being filed in response to changes requested by the SEC to correct information for:

•    Item 7, “Results of Operations” of Form 10-K filed December 15, 2010;

•     Item 8, "Financial Statements and Supplementary Data,"Note M, "Subsequent Events," page F-16 of Form 10-K filed December 15, 2010.

•    Item 9A(T), "Controls and Procedures" of Form 10-K/A filed January 18, 2011;

•    Item 11, "Executive Compensation" of Form 10-K filed December 15, 2010;

•    Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters"of Form 10-K filed December 15, 2010; and

•     Item 13, "Certain Relationships and Related Transactions and Director Independence"of Form 10-K filed December 15, 2010.

The filing of this Form 10-K/A, Amendment No. 2, is not an admission that our Form 10-K for the year ended August 31, 2010, or Form 10-K/A, Amendment No. 1, to our Annual Report on Form 10-K for the annual period ended August 31, 2010 filed on January 18, 2011, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except as described herein, no other changes have been made to our Annual Report on Form 10-K filed December 15, 2010 or our Amendment No. 1 to our Form 10-K/A filed on January 18, 2011.  We have not updated the disclosures in this Form 10-K/A, Amendment No. 2, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

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

PART I

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Item 1. Business.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 2. Properties.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 3. Legal Proceedings.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 4.(Removed and Reserved).

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 6.Selected Financial Data.

Not applicable.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Comparison of consolidated results of operations for the years ended August 31, 2010 and August 31, 2009.

Revenue for each of the years ending August 31, 2010 and 2009 was $20,000.  These revenues were professional services generated from our subsidiary, Knightsbridge Corp., for assisting an unrelated party in becoming a public company.  Cost of goods sold was $-0-, for each of the years ending August 31, 2010 and 2009.  Gross profit was $20,000 for fiscal 2010 and 2009.

The net loss for the year ended August 31, 2010 was $ 6,222,273 compared to a net loss of $1,012,900 for the year ended August 31, 2009.  Expenses for the year ended August 31, 2010 increased $5,192,869 over the year ended August 31, 2009.  Increases in total expenses can be directly attributable to an increase in compensation expenses – stock awards of $3,987,610, an increase in consulting expense of $113,740, an increase in bad debt, and general and administrative costs of $227,990, an increase in interest expense of $35,033 and impairment loss of $828,496 resulting from the rescission to the Plan of Merger with 688239 B.C. Ltd.  Interest expense increased over fiscal 2009 as a result of the increase in the outstanding balances owing to directors and a stockholder, while discontinued operations of $16,504 was also the result of the rescission to the Plan of Merger.

Liquidity and Capital Resources

Comparison for the fiscal years ended August 31, 2010 and August 31, 2009.

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

Other than the “Results of Operations” and “Liquidity and Capital Resources” discussed above, the Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 8. Financial Statements and Supplementary Data.

• Note M, “Subsequent Events,” page F-16 of Form 10-K filed December 15, 2010.

On October 5, 2010, we entered into a securities purchase agreement with Asher Enterprises Inc. in connection with the issuance of an 8% convertible note in the aggregate principal amount of $65,000, convertible into shares of our common stock, based upon the terms of the note.

On October 5, 2010, Global Earth Energy and AGS Capital Group, LLC (“AGS”) executed an investment agreement whereby AGS would purchase from time to time up to $10,000,000 of our fully registered, freely tradable common stock over the course of 24 months.  On October 11, 2010, AGS received 10,000,000 shares our common stock as a prepayment for services expected to be rendered pursuant to the agreement.  On January 7, 2011, prior to AGS rending any service to Global Earth Energy or purchasing any shares of our common stock, Global Earth Energy gave notice of the termination of this agreement effective January 31, 2011.  The common stock issued to AGS will be cancelled and returned to Global Earth Energy.

On October 12, 2010, we terminated our investment agreement with Duchess Opportunity Fund, II, LP.

On October 28, 2010, we agreed to issue shares of our common stock to relieve the debt owed to Robert Levitt in the amount of $180,000.  We authorized Sydney Harland, our president and chief executive officer, to issue the stock from time to time as Mr. Levitt elects to convert.  The agreed upon conversion rate per common share was $0.001.

On November 8, 2010, Global Earth Energy adopted the Non-Employee Consultants Retainer Stock Plan for the Year 2010 No. 2.  The purposes of the plan are to enable us to promote the interests of Global Earth Energy and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of Global Earth Energy and by aligning their economic interests more closely with those of Global Earth Energy’s stockholders, by paying their retainer or fees in the form of shares of Global Earth Energy’s common stock.  50,000,000 shares of common stock were registered under the plan at an offering price of $.0029.  The plan shall expire on November 8, 2020.

On November 22, 2010, Global Earth Energy and Reflora do Brasil, a Brazilian company (“RDB”) executed an agreement with respect to sale by RDB of carbon credits relating to certain property located in Brazil.  Proceeds from the sale of the credits brokered by Global Earth Energy for RDB shall be split as follows: 60 percent of the proceeds shall be distributed to the owners of the Para property, who are represented by RDB, and 40 percent to Global Earth Energy.  Pursuant to the agreement, Global Earth Energy issued 9,500,000 shares of common stock in addition to those shares issued to Strategic Alliance Consulting Group, Ltd. as described below.

Strategic Alliance Consulting Group, Ltd. is entitled to compensation from Global Earth Energy pursuant to services to be provided related to the agreement with RDB as follows:

•     62,642,973 shares of common stock and,

•      The sum of $30,000 per month for four months totaling $120,000 to run the business lines to be brought in, (carbon credit deals, soybean, asset backed bonds, Lifecycle partnership) which includes legal costs and other costs involving the stated deals. The cash compensation will be paid by Global Earth Energy as and when it is able to raise sufficient funds through a private placement of shares of the Global Earth Energy common stock pursuant to the Securities Act of 1933, as amended. Global Earth Energy shall immediately begin the preparation of a private placement memorandum for the purpose of raising the cash compensation.

On December 6, 2010, Global Earth Energy and Asher Enterprises, Inc. executed another certain Securities Purchase Agreement, whereby Asher Enterprises desired to purchase and Global Earth Energy desired to issue and sell, upon the terms and conditions set forth in the Asher Enterprises Agreement an 8% Convertible Promissory Note in the aggregate principal amount of $40,000.00 convertible into shares of common stock of Global Earth Energy upon the terms and subject to the limitations and conditions set forth in such note.

The terms of the Securities Purchase Agreement and the note dated December 6, 2010, are substantially the same as the documents executed by the parties on October 5, 2010.

On January 10, 2011, Global Earth Energy executed a Joint Venture Agreement with LifeCycle Investments, L.L.C., an Illinois limited liability company (“LifeCycle”).  The basic terms of the agreement were as follows:

•      Global Earth Energy may act as agent on behalf of LifeCycle for the recapitalization of life settlements relating to certain life settlements owned by LifeCycle and lien holder First Chicago Bank and Trust.

•     Proceeds from the death benefits shall be split as follows: 60 percent of the proceeds shall be distributed to the owners of the policies, who are represented by LifeCycle, and 40 percent to Global Earth Energy.

•     The term of the agreement shall be for the life of the portfolio and corresponding portfolio from January 7, 2011, unless sooner terminated.  Either party may terminate the agreement at any time for any reason upon 30 days’ prior notice to the other party.  After the date of termination of the agreement regardless of terminating party, Global Earth Energy shall be entitled to all fees due for sales of or death benefits to policies completed prior to the termination date.

The relationship of LifeCycle to Global Earth Energy shall be that of an exclusive partner.  Neither federal, state nor local income tax, payroll tax, nor any foreign tax of any kind shall be withheld or paid by LifeCycle on behalf of Global Earth Energy.  LifeCycle and Global Earth Energy each understand and agree that at no time does either party acquire rights, interest or title in any product or service or equity of the other party and that all copyrights, marks, patents, intellectual rights and any and all other proprietary rights of each party remain and shall always remain the property of such party.  For additional details concerning the joint venture agreement, please see Global Earth Energy’s corresponding 8-K filed with the Securities and Exchange Commission on January 7, 2011

Other than Note M, “Subsequent Events,” page F-16 of Form 10-K filed December 15, 2010, discussed above, the Item 8, “Financial Statements and Supplementary Data” is incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 9A. Controls and Procedures.

See Item 9A(T) below.

Item 9A(T). Controls and Procedures.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a,et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United s.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation and because of certain material weaknesses identified below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of August 31, 2010 were not effective at a reasonable assurance level.  During the year ended August 31, 2010, we identified the following conditions that indicated that our internal control over financial reporting and our disclosure controls and procedures were not effective:

•

Accounts payable and accrued expenses are inadequately being maintained as there is no policy for unpaid invoice documentation.

•

Reconciliations of shares outstanding between the accounting records and the stock transfer agent are not performed timely.

Remediation plans for material weaknesses over internal controls.  Global Earth Energy’s plans to mitigate material weaknesses in disclosure controls and procedures for future filings will be dependent on our ability to obtain adequate financing to fund development of our financial reporting infrastructure.  At this time it is not cost beneficial for us to utilize capital to focus on mitigating financial reporting weaknesses; however, we expect to implement a plan for remediation of these deficiencies when sufficient funding to implement such a plan is available.

Item 9b. Other Information.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers:

Name	Age	Position	Director Since
Betty Harland	59	Chairman of the Board	2004
Sydney A. Harland	60	Chief Executive Officer, President, and Director	2006
Edmund J. Gorman	64	Chief Financial Officer, Principal Accounting Officer, and Director	2006
Robert Glassen	63	Director	2006
Arthur N. Kelly	48	Director	2004
Richard Proulx	57	Director	2005
Mark Hollingworth	51	Vice President	N/A

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors.  Our current board of directors consists of six directors.

The foregoing notwithstanding, except as otherwise provided in any resolution or resolutions of the board, directors who are elected at an annual meeting of stockholders, and directors elected in the interim to fill vacancies and newly created directorships, will hold office for the term for which elected and until their successors are elected and qualified or until their earlier death, resignation or removal.

Whenever the holders of any class or classes of stock or any series thereof are entitled to elect one or more directors pursuant to any resolution or resolutions of the board, vacancies and newly created directorships of such class or classes or series thereof may generally be filled by a majority of the directors elected by such class or classes or series then in office, by a sole remaining director so elected or by the unanimous written consent or the affirmative vote of a majority of the outstanding shares of such class or classes or series entitled to elect such director or directors.  Officers are elected annually by the directors.  Betty Harland and Sydney A. Harland are married.

We may employ additional management personnel, as our board of directors deems necessary.  Global Earth Energy has not identified or reached an agreement or understanding with any other individuals to serve in management positions, but does not anticipate any problem in employing qualified staff.

A description of the business experience for each of the directors and executive officers of the registrant is set forth below:

Edmund J. Gorman has over 30 years of progressive experience in corporate finance, organizational development and strategic planning.  In 1973 he joined Deloite Touche and in 1978 moved to Morrison Knudsen Corporation in Boise, Idaho, where he worked for almost 20 years in various executive positions, starting with Global Earth Energy as international legal and tax counsel he rose to become chief financial officer and treasurer.  In 1995, Mr. Gorman joined American Ecology Corporation of Houston, Texas, a NASDAQ company specializing in nuclear, medical waste and hazardous waste disposal, serving first as a chief financial officer and then president and chief operating officer.  In 1997, Mr. Gorman founded E. J. Gorman & Associates, a financial and legal consulting firm specializing in project financing, company start-ups and organizational development.  He holds degrees of Bachelor of Science and Doctor of Jurisprudence from the University of Oregon and a Post Doctorate (L.L.M.) in Law from New York University.

Other than the table and the discussion of the business experience of Edmund J. Gorman discussed above, the Item 10, “Directors, Executive Officers and Corporate Governance” is incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 11 .Executive Compensation.

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2010 whose compensation for that fiscal year was in excess of $100,000.  The individuals named in the table will be hereinafter referred to as the “Named Officers.”  No other executive officer of Global Earth Energy, Inc. received compensation in excess of $100,000 during fiscal year 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
S. Harland (4)	2010	220,000	31,801	2,869,784 (1)(2)	-0-	-0-	-0-	27,000	3,148,585
S. Harland (4)	2009	220,000	-0-	-0-	-0-	-0-	-0-	27,000	247,000
S. Harland (4)	2008	220,000	-0-	-0-	-0-	-0-	-0-	27,000	247,000
B. Harland (5)	2010	220,000	18,193	75,960 (1)	-0-	-0-	-0-	12,000	326,153
B. Harland (5)	2009	220,000	-0-	-0-	-0-	-0-	-0-	12,000	232,000
B. Harland (5)	2008	220,000	-0-	-0-	-0-	-0-	-0-	12,000	232,000
E. Gorman (6)	2010	150,000	-0-	680,831 (1)(3)	-0-	-0-	-0-	7,500	838,331
E. Gorman (6)	2009	150,000	-0-	-0-	-0-	-0-	-0-	7,500	157,500
E. Gorman (6)	2008	150,000	-0-	-0-	-0-	-0-	-0-	7,500	157,500

__________

(1)

Consists of options to buy 1,000,000 common shares at an exercise price of $0.076 per option, vested  upon  issuance, term of five years, valued at $75,960 according to the Black-Scholes model.

(2)

Consists of options to buy 325,000 Series A preferred shares at an exercise price of $8.60 per option, vested  upon  issuance, term of five years, valued at $2,793,824 according to the Black-Scholes model.

(3)

Consists of options to buy 40,000 Series A preferred shares at an exercise price of $15.20 per option, vested  upon  issuance, term of five years, valued at $604,871 according to the Black-Scholes model.

(4)

Our president, chief financial officer, and director.

(5)

Our chairman.

(6)

Our chief financial officer, and director

We do not have any long-term incentive compensation plans for our executive officers and employees.  In addition, we do not award stock appreciation rights or long term incentive plan pay-outs.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, August 31, 2010:

Option Awards	Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
S. Harland (1)	1,000,000	-0-	-0-	$0.076	5/16/15	-0-	-0-	-0-	-0-
S. Harland (2)	325,000	-0-	-0-	$8.60	7/26/15	-0-	0	-0-	-0-
B. Harland (3)	1,000,000	-0-	-0-	$0.076	5/16/15	-0-	-0-	-0-	-0-
E. Gorman (4)	1,000,000	-0-	-0-	$0.076	5/16/15	-0-	-0-	-0-	-0-
E. Gorman (5)	40,000	-0-	-0-	$15.20	5/26/15	-0-	-0-	-0-	-0-

__________

(1)

Our chief executive officer and president.  This row represents options to purchase common shares, issued in fiscal 2010.

(2)

Our chief executive officer and president.  This row represents options to purchase Preferred Series A shares convertible to common shares 200:1, issued in fiscal 2010.

(3)

Our chairman.  This row represents options to purchase common shares, issued in fiscal 2010.

(4)

Our chief financial officer and principal accounting officer.  This row represents options to purchase common shares, issued in fiscal 2010.

(5)

Our chief financial officer and principal accounting officer.  This row represents options to purchase Preferred Series A shares convertible to common shares 200:1, issued in fiscal 2010.

Director Compensation

The following table provides concerning the compensation of our non-employee directors as of the end of our last completed fiscal year, August 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
R. Glassen	-0-	-0-	75,960	-0-	-0-	-0-	75,960
A. Kelly	-0-	-0-	75,960	-0-	-0-	-0-	75,960
Richard Proulx	-0-	-0-	75,960	-0-	-0-	-0-	75,960

Compensation of Non-employee Directors

Three non-employee directors were issued options to buy 1,000,000 common shares apiece on May 26, 2010, for serving on our board of directors.  These options have terms of five years, vested upon issuance, and have an exercise price of $0.076 per option.  The fair value of each issuance was calculated to be $75,960 using the Black-Scholes model.

Employment Agreements

As of the date of this report, we have employment agreements with Sydney A. Harland, our chief executive officer, Betty Harland, our chairman, and Edmund J. Gorman, our chief financial officer and principal accounting officer, as follows:

•

On August 25, 2007, we executed an employment agreement with Sydney A. Harland, whereby Mr. Harland was engaged as our president and chief executive officer.  The term of Mr. Harland’s employment expires on August 25, 2012.  Mr. Harland’s compensation was set at $220,000 annually, payable at the rate of $18,333.33 monthly, subject to review by our board of directors from time to time.  Mr. Harland is also entitled to a bonus of up to 50 percent of his annual compensation if and when granted by the board of directors subject to the achievement of annual performance criteria as approved by the board.  In addition, Mr. Harland is entitled to participate in any of our stock option plans when grants are determined by our board of directors.

•

On October 1, 2004, we executed an employment agreement with Betty Harland, whereby Mrs. Harland was engaged as our chairman.  The term of Mrs. Harland's’s employment expired on October 1, 2009, but has been renewed for an additional two years until October 1, 2011.  Mrs. Harland’s compensation was set at $220,000 annually, payable at the rate of $18,333.33 monthly, subject to review by our board of directors from time to time.  Mrs. Harland is also entitled to a bonus of up to 50 percent of her annual compensation if and when granted by the board of directors subject to the achievement of annual performance criteria as approved by the board.  We have the right to terminate the agreement with Mrs. Harland at any time with a payment of twice the outstanding amount remaining on the term of the agreement at the time of termination, plus a cash settlement of $1,000,000.  The termination payments will be in the form of cash.  Mrs. Harland will provide a minimum of two months notice prior to termination of the agreement by her.

•

On August 25, 2007, we executed an employment agreement with Edmund J. Gorman, whereby Mr. Gorman was engaged as our chief financial officer.  The term of Mr. Gorman’s employment expired on August 25, 2009, but has been renewed for an additional two years until August 25, 2011.  Mr. Gorman’s compensation was set at $150,000 annually, payable at the rate of $12,500 monthly, subject to review by our board of directors from time to time.  Mr. Gorman is also entitled to a bonus of up to 50 percent of his annual compensation if and when granted by the board of directors subject to the achievement of annual performance criteria as approved by the board.  In addition, Mr. Gorman is entitled to participate in any of our stock option plans when grants are determined by our board of directors.  Among his duties, Mr. Gorman will liaison with our auditors, our audit and compensation committees, our board of directors, investors and financial institutions.  Mr. Gorman’s agreement may be terminated by the registrant at any time with a payment of twice his remaining compensation rate at the time of termination.  These payments may be in the form of either cash or shares of our common stock or any combination thereof as determined by our board of directors at that time.  Mr. Gorman will provide a minimum of two months notice prior to termination of the agreement by him.

Sydney A. Harland and Betty Harland are married.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock as of December 15, 2010, by:

•

Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•

Each person who owns beneficially the outstanding shares of our preferred stock;

•

Each director of Global Earth Energy;

•

Each named executive officer of Global Earth Energy; and

•

All directors and officers of Global Earth Energy as a group.

Shares of Common Stock Beneficially Owned (2)	Shares of Preferred Stock Beneficially Owned

Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Betty Harland (3), (5)	13,250,000	11.0	1,000,000 (3)	100.0
Sydney A. Harland (3), (5)	-0-	-0-	-0-	-0-
Edmund J. Gorman	-0-	-0-	-0-	-0-
Robert Glassen	-0-	-0-	-0-	-0-
Arthur N. Kelly	-0-	-0-	-0-	-0-
Robert Proulx	-0-	-0-	-0-	-0-
Mark Hollingworth	-0-	-0-	-0-	-0-
All directors and officers as a group (seven persons)	13,250,000	11.0	1,000,000	100.0
Robert Levitt (4)	5,000,000	4.0	30,000 (4)	100.0
Melvin Dick	65,000,000	54.0	-0-	-0-

________

(1)

Unless otherwise indicated, the address for each of these stockholders is c/o Global Earth Energy, Inc., at 1213 Culberth Drive, Wilmington, North Carolina 28405.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of December 15, 2010, there were issued and outstanding 121,594,800 shares of our common stock, 30,000 shares of our Series A preferred stock, and 1,000,000 shares of our Series B preferred stock

(3)

1,000,000 shares of our Series B preferred stock.  Each shares of our Series B preferred stock has voting rights equal to 500 shares of our common stock for every one share of our Series B preferred stock held, which equates to voting rights of 500,000,000 shares of our common stock, which amount exceeds the outstanding shares of the Global Earth Common Stock.  As stated above, Betty Harland holds 13,250,000, shares of our common stock and 1,000,000 shares of our Series B preferred stock, the ownership of which gives her the power to vote 513,250,000 shares of our common stock, which number exceeds the majority of the issued and outstanding shares of the common stock on the date of this report.

(4)

30,000 shares of our Series A preferred stock.  On December 15, 2010, shares of our Series A preferred stock were convertible into 200 fully paid and nonassessable shares of our common stock.  On all matters submitted to a vote of the holders of our common stock, including, without limitation, the election of directors, a holder of shares of our Series A preferred stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series A preferred stock held by such holder multiplied by the number of shares of our common stock each such share of our Series A preferred stock shall then be convertible.  However, on January 28, 2011, we amended the designation for our Series A preferred stock to eliminate voting rights and to further limit the conversion to one share of our Series A preferred stock into only one share of our common stock.

(5)

Inasmuch as Betty Harland and Sydney A. Harland are married, pursuant to the Exchange Act and regulations issued thereunder, Mr. Harland is deemed to be the beneficial owner of the shares of our common and preferred stock owned by Mrs. Harland.

As indicated in the table above, Mr. and Mrs. Harland directly or beneficially having voting power over 513,250,000 shares of our common stock, which number exceeds the majority of the issued and outstanding shares of the common stock on the date of this report.  As a result, Mr. and Mrs. Harland are able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets.  This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

Other than as stated herein, there are no arrangements or understandings, known to us, including any pledge by any person of our securities:

•

The operation of which may at a subsequent date result in a change in control of Global Earth Energy; or

•

With respect to the election of directors or other matters.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

Since the beginning of our last fiscal year and though August 31, 2010, there have been no transactions, or any currently proposed transaction, with any related person as defined in Item 404 of Regulation S-K, in which the registrant was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

We have six directors, Betty Harland, Sydney A. Harland, Edmund J. Gorman, Robert Glassen, Arthur N. Kelly, and Robert Proulx, of whom Edmund J. Gorman, Robert Glassen, Arthur N. Kelly, and Robert Proulx are “independent directors” as specified in Rule 5605 of the Nasdaq Stock Market Rules.

Committees of the Board of Directors

Compensation Committee.  Our board of directors has created a compensation committee which makes recommendations to the board of directors concerning salaries and compensation for our executive officers and employees.  The members of the committee are Arthur Kelly, as chairman, and Richard Proulx.  We have adopted a charter for the compensation committee.

Audit Committee.  Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by Global Earth Energy (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work.  The audit committee also reviews and evaluates our internal control functions.  The members of the committee are Arthur Kelly, as chairman, and Richard Proulx.  We have adopted a charter for the audit committee.

Audit committee members shall meet the requirements of the Nasdaq Stock Market Rules and the criteria set forth below.  The audit committee shall be comprised of two or more directors as determined by the board of directors, each of whom shall be independent non-executive directors, free from any relationship that would interfere with the exercise of his independent judgment.  All members of the audit committee shall have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the audit committee shall have accounting or related financial management expertise.

Specifically, the audit committee:

•

Reviews and reassesses the adequacy of its charter at least annually.  Submit the charter to the board of directors for approval and have the document published at least every three years in accordance with the Securities and Exchange Commission regulations.

•

Reviews our annual audited financial statements prior to filing or distribution.  Review should include discussion with management and independent auditors of significant issues regarding accounting principles, practices and judgments.

•

In consultation with the management and the independent auditors, consider the integrity of our financial reporting processes and controls.  Discuss significant financial risk exposures and the steps management has taken to monitor, control and report such exposures.  Review significant findings prepared by the independent auditors together with management’s responses including the status of previous recommendations.

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

•

On an annual basis, the audit committee should review and discuss with the independent auditors all significant relationships they have with Global Earth Energy that could impair the auditors’ independence.

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

The members of the audit committee are independent as defined under Rule 5605 of the Nasdaq Stock Market Rules.

Our board of directors has determined that Mr. Kelly is a financial expert.  In addition, Mr. Kelly is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.  In order to be considered to be independent, a member of an audit committee of a listed issuer that is not an investment company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee:

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

PART IV

Item 15.Exhibits, Financial Statement Schedules.

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
3.3**

Certificate of Amendment to the Articles of Incorporation filed with the Secretary of of Nevada on February 5, 2008, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on April 4, 2008.

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

10.19**	Warrant issued to Norman T. Reynolds, Esq. for 2,000,000 shares of the common stock of the registrant, dated August 2, 2010.
10.20**	Joint Venture Agreement dated January 10, 2011, between LifeCycle Investments, L.L.C. and Global Earth Energy, Inc.
10.21**

Management Agreement dated October 1, 2004, between the registrant and Betty Harland, filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-KSB on January 30, 2006, Commission File Number 000-31343.

10.22*	Employment Agreement dated August 25, 2007, between the registrant and Sydney A. Harland.
10.23*	Employment Agreement dated August 25, 2007, between the registrant and Edmund J. Gorman.
10.24*	Amended Management Agreement effective October 1, 2009, between the registrant and Betty Harland.
10.25*	Amended Employment Agreement effective August 25, 2009, between the registrant and Edmund J. Gorman.
10.26*	Amended Charter of the Audit Committee of Global Earth Energy, Inc.
10.27*	Amended Code of Business Conduct of Global Earth Energy, Inc.
10.28*	Amended Code of Ethics for Senior Executive Officers and Senior Financial Officers of Global Earth Energy, Inc.
10.29*	Amended Charter of the Compensation Committee of Global Earth Energy, Inc.
10.30*	Amended Corporate Governance Principles of the Board of Directors of Global Earth Energy, Inc.
10.31*	Amended Charter of the Executive Committee of the Board of Directors of Global Earth Energy, Inc.
10.32*	Amended Charter of the Governance and Nominating Committee of Global Earth Energy, Inc.
10.33*	Amended Charter of the Finance Committee of Global Earth Energy, Inc.
21.0**	Subsidiaries of the registrant.
23.2*	Consent of Independent Certified Public Accountants.
31.1*	Certification of Sydney A. Harland, Chief Executive Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*

Certification of Edmund J. Gorman, Chief Financial Officer and Principal Accounting Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Sydney A. Harland, Chief Executive Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*

Certification of Edmund J. Gorman, Chief Financial Officer and Principal Accounting Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

____________

*Filed herewith.

**Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EARTH ENERGY, INC.

Date: March 25, 2011.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland SYDNEY A. HARLAND	Chief Executive Officer and Director	March 25, 2011
/s/ Edmund J. Gorman EDMUND J. GORMAN	Chief Financial Officer, Principal Accounting Officer and Director	March 25, 2011
/s/ Betty-Ann Harland BETTY-ANN HARLAND	Chairman	March 25, 2011
/s/ Robert Glassen ROBERT GLASSEN	Director	March 25, 2011
/s/ Arthur N. Kelly ARTHUR N. KELLY	Director	March 25, 2011
/s/ Richard Proulx RICHARD PROULX	Director	March 25, 2011