Form 10-Q
period 2011-02-28
GLOBAL EARTH ENERGY, INC.
filed 2011-04-19
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At February 28, 2011 the registrant had outstanding 397,928,664 shares of common stock.

Table of Contents

Item 1.  Financial Statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

4

Item 4.  Controls and Procedures.

4

Item 4(T).  Controls and Procedures.

4

Item 1.  Legal Proceedings.

5

Item 1a.  Risk Factors.

6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

6

Item 3.  Defaults Upon Senior Securities.

6

Item 4.  Submission of Matters to a Vote of Security Holders.

6

Item 5.  Other Information.

6

Item 6.  Exhibits.

7

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

GLOBAL EARTH ENERGY, INC.

(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)

(A NEVADA CORPORATION)

FINANCIAL REPORTS
AT
FEBRUARY 28, 2011

GLOBAL EARTH ENERGY, INC.

(A DEVLOPMENT STAGE COMPANY)

Wilmington, North Carolina

TABLE OF CONTENTS

Consolidated Balance Sheets at February 28, 2011 (Unaudited)

  and August 31, 2010                                                                                                        1

Consolidated Statements of Operations for the Three and Six Months Ended

  February 28, 2011 and 2010  and for the Period from the date the company re-entered the development stage (March 1, 2010) Through  February 28, 2011 (Unaudited)

2

Consolidated Statements of Cash Flows for the Six Months Ended

  February 28, 2011 and 2010 and for the Period from the date the company  re-entered the development stage (March 1, 2010) Through February 28, 2011 (Unaudited)

3

Notes to Consolidated Financial Statements

5 -18

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28,	August 31,
	2011	2010

ASSETS
Current Assets
Cash and Cash Equivalents	$ 21,511	$ 70
Prepaid Expenses	––	52,820

Total Current Assets	21,511	52,890

Other Assets
Investment in Joint Venture	444,643	––

Total Assets	$ 466,154	$ 52,890

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Notes Payable	$ 159,085	$ ––
Accrued Expenses	239,227	480,336
Due to Joint Venture	101,250	––
Derivative Liabilities	660,689	––
Accrued Interest	338,864	339,449
Accrued Compensation - Directors	2,546,761	2,249,811
Due to Directors	––	13,950

Total Liabilities	4,045,876	3,083,546

Stockholders' Deficit
Common Stock : $.001 Par; 800,000,000 Shares Authorized;
397,958,664 and 121,624,800 Issued and 397,928,664 and 121,594,800 Outstanding, with 5,000,000 Shares Held in Escrow, respectively.	397,929	121,595

Stock Held in Escrow	(1,025,909)	––

Common Stock, Class B: $.001 Par; 50,000 Shares
Authorized; -0- Issued and Outstanding	––	—

Preferred Stock, Class A: $.001 Par; 10,000 and 1,000,000 Shares Authorized; -0-and 30,000 Issued and Outstanding, respectively	––	30

Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
1,000,000 Issued and Outstanding	1,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	––	—

Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	––	—

Additional Paid-In-Capital	11,320,293	9,873,466
Accumulated Deficit	(14,270,035)	(13,023,747)
Treasury Stock – 30,000 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(3,579,722)	(3,030,656)

Total Liabilities and Stockholders' Deficit	$ 466,154	$ 52,890

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Period From
					Date of re-entering the Development Stage
	Three Months Ended		Six Months Ended		1-Mar-10
	February 28,	February 28,	February 28,	February 28,	Through
	2011	2010	2011	2010	28-Feb-11

Revenues, Net	$ ––	$10,000	$ ––	$20,000	$ ––

Cost of Goods Sold	––	—	—	—	—

Gross Profit	––	—	—	—	—

Expenses
Bad Debt	––	––	––	––	61,750
Compensation Expense – Stock Awards	––	––	––	27,000	3,990,410
Consulting Fees	219,111	232,040	511,155	444,565	933,897
General and Administrative	184,917	68,629	251,972	72,927	437,034
Impairment Loss	––	––	––	––	828,496
Interest Expense	89,084	48,499	140,472	93,625	239,664
Loss on Conversion	180,000	—	180,000	—	180,000
Loss on Derivative	162,689	—	162,689	—	162,689

Total Expenses	835,801	349,168	1,246,288	638,117	6,833,940

Loss from Operations Before
Provision for Taxes	-835,801	-339,168	-1,246,288	-618,117	-6,833,940

Provision for Taxes	—	—	—	—	—

Loss from Operations	-835,801	-339,168	-1,246,288	-618,117	-6,833,940

Discontinued Operations
Loss from Discontinued Operations	—	—	—	—	-16,504

Net Loss for the Period	($835,801)	($339,168)	($1,246,288)	($618,117)	($6,850,444)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	357,550,875	25,642,334	259,156,558	20,079,903	171,322,831
Net Loss Per Common Share -
Basic and Diluted	($0.01)	($0.01)	($0.01)	($0.03)	($0.04)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Date of re-entering the Development Stage
			March 1, 2010
	(Unaudited)		Through
For the Six Months Ended February 28,	2011	2010	February 28, 2011

Cash Flows from Operating Activities

Net Loss for the Period	$ (1,246,288)	(618,117)	$ (6,850,444)

Non-Cash Adjustments:
Bad Debt	––	––	61,750
Common Stock Issued in Exchange for Services Rendered	158,020	163,000	186,820
Common Stock Issued for Prepaid Consulting	—	(170,375)	—
Compensation Expense – Stock Awards	––	27,000	3,990,410
Common Stock Issued in Payment of Accrued Expenses	120,000	––	120,000
Discontinued Operations	––	––	16,504
Impairment Loss	––	––	828,496
Amortization of Debt Discount	28,585	––	28,585
Loss on Conversion	180,000	––	180,000
Loss on Derivative	162,689	—	162,689
Changes in Assets and Liabilities:
Prepaid Expenses	52,820	59,500	110,875
Accrued Expenses	65,865	206,930	300,658
Accrued Compensation - Directors	296,950	318,250	615,200

Net Cash Flows from Operating Activities	(181,359)	(13,812)	(248,457)

Cash Flows from Investing Activities
Cash Paid to Joint Venture	(18,750)	—	(18,750)

Cash Flows from Financing Activities
Cash Proceeds from Sale of Stock	––	––	72,658
Cash Proceeds from Issuance of Debt	235,500	––	235,500
Advances from (Repayment to) Directors - Net	(13,950)	205	(19,731)

Net Cash Flows from Financing Activities	221,550	205	288,428

Net Change in Cash and Cash Equivalents	21,441	(13,607)	21,221

Cash and Cash Equivalents - Beginning of Period	70	13,897	290

Cash and Cash Equivalents - End of Period	$ 21,511	$ 290	$ 21,511

Supplemental Disclosures
Interest Paid	$ 112,472	$ —	$ 112,472
Income Taxes Paid	$ —	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:
Common Stock Issued in Payment of Debt	$ —	$ —	$ 350,435
Investment in Joint Venture & Due to Joint Venture	$ 120,000	$ —	$ 120,000
Common Stock Issued for Investment in Joint Venture	$ 324,643	$ —	$ 324,643
Common Stock Issued for Assets and Liabilities Assumed in Merger	$ —	$ —	$ 845,000

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

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

   Joint Venture

   The Company has determined that the investment in joint venture should be accounted for as an equity investment in accordance with FASB ASC 323,   FASB ASC 323 provides that under the equity method, an investor shall recognize its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. An investor shall adjust the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment and shall report the recognized earnings or losses in income. An investor’s share of the earnings or losses of an investee shall be based on the shares of common stock and in-substance common stock held by that investor.

Note C -  Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $14,270,035 at February 28, 2011.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

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

(A Development Stage Company)

Wilmington, North Carolina

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

For the six months ended February 28, 2011 and 2010, $-0- and $27,000 was expensed utilizing the Black-Scholes option pricing model, respectively.  The following weighted-average assumptions were used for the grants issued:

Common Stock	2011	2010

Dividend Yield	––	0.00%

Expected Volatility	––	305.88%

Discount Rate	––	2.31%

Option Life	––	5 Years

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity – continued

Stock Awards

Common Stock February 28,	Shares Under Option	Weighted Average Exercise Price	Exercisable

2010
Balance - September 1, 2010	––		––
Options Granted	1,000,000	$0.027	1,000,000
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – February 28, 2010	1,000,000		1,000,000

2011
Balance - September 1, 2011	9,000,000	$0.027 - $0.076	9,000,000
Options Granted	----––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – February 28, 2011	9,000,000		9,000,000

Stock Awards

Stock Options – Preferred Stock February 28, 2011,	Shares Under Option	Weighted Average Exercise Price	Exercisable

2011
Balance - September 1, 2011	365,000	$8.60 - $15.20	365,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – February 28, 2011	365,000		365,000

-

continued –

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

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

continued –

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

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

On November 8, 2009 the Company entered into an agreement with Weed & Co. LLP (Contractor).  Pursuant to the agreement the Contractor agrees to act as legal counsel and provide legal services as related to SEC compliance. The term of the contract is for one year, expiring on November 30, 2010.  In consideration for their services, the Contractor received 1,200,000 common shares on November 30, 2009.  The Contractor also was granted options to purchase 1,000,000 shares of common stock at $0.027 per share of which $27,000 was expensed at May 31, 2010.  Further, every six months following the date of the contract the Contractor will be granted options to purchase an additional 500,000 shares. This contract was cancelled on December 1, 2009.

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

On March 2, 2010, a stockholder that is closely related to Betty-Ann and Sydney Harland (Chairman and President, CEO and Director, respectively) converted 1,000,000 Preferred Class C shares to 1,000,000 common shares.

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

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

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

On November 8, 2010, the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan for the Year 2010 No. 2.  The purpose of this Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, by paying their retainer or fees in the form of shares of the Company’s common stock.  50,000,000 shares of common stock are registered to this plan at an offering price of $.0029.  The Plan shall expire on November 8, 2020.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

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

On December 3, 2010 Robert Levitt received 10,000,000 shares common stock in partial satisfaction of $180,000 owed to him for prior consulting services.

On December 9, 2010, 77,200,206 shares of common stock were placed into escrow pursuant to the convertible note agreement made with Asher Enterprises, Inc.

On January 5, 2011 Norman Reynolds received 6,000,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.

On January 5, 2011 Spiros Sinnis received 3,600,000 shares of common stock for his consultant work pertaining to the Joint Venture agreement between the Company and Reflora do Brasil.

On January 11, and January 12, 2011 Robert Levitt received 12,000,000 and 10,000,000 shares common stock, respectively in partial satisfaction of $180,000 owed to him for prior consulting services.

On January 31, 2011 Norman Reynolds received 3,000,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.

On January 26, 2011 the Company entered into an agreement with Spiros Sinnis (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in connection with strategic transactions. The term of the contract is for twelve months expiring on January 26, 2012. In consideration for his services, the Contractor received 6,000,000 common shares on January 31, 2011.

On January 26, 2011 the Company entered into an agreement with Andrew Madenberg (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in connection with strategic transactions. The term of the contract is for twelve months expiring on January 26, 2012. In consideration for his services, the Contractor received 6,000,000 common shares on January 31, 2011.

On February 10, 2011 Robert Levitt received 15,000,000 shares common stock in partial satisfaction of $180,000 owed to him for prior consulting services.

Preferred Stock

On January 28, 2011, the Company amended their Preferred Stock Class A authorized shares from 1,000,000 shares to 10,000 shares.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain disbursements of the Company have been paid by three directors of the Company therefore; a Due to Directors account has been established.  The balance at February 28, 2011 and August 31, 2010 was $-0- and $13,950, respectively.

In October 2004, the Company entered into a consulting agreement with its Chairman, Betty-Ann Harland for a five year term, with annual compensation of $220,000 and auto allowance of $12,000.  The accrued consulting fees are accruing interest at 8.75% annually.  On March 24, 2011, the Company extended Ms Harland’s consulting agreement effective October 1, 2009 through October 1, 2011.

On August 25, 2007, the Company entered into a consulting agreement with its CEO, Sydney Harland for a five year term, with annual compensation of $220,000, health benefits of $15,000 and $12,000 auto allowance.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.

On August 25, 2007, the Company entered into a consulting agreement with its CFO, Edmund Gorman for a two year term, with annual compensation of $150,000, health benefits of $7,500.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually. On March 24, 2011, the Company extended Mr. Gorman’s consulting agreement effective August 25, 2009 through August 25, 2011.

On October 25, 2006, the Company entered into a consulting agreement with Robert Levitt for a one year term with annual compensation of $120,000 to be paid in cash or common stock.  The agreement accrued interest at 10% per annum.  On July 13, 2009 the Board of Directors voted to issue 60,000 shares of Preferred Stock Class A in complete satisfaction of amounts owed to Robert Levitt.  On August 10, 2009, Mr. Levitt converted 30,000 of his Preferred Stock A to 6,000,000 Common Stock and effectively became a majority stockholder.

Mr. Levitt also entered into another consulting agreement with the Company on March 27, 2009 that commenced on May 1, 2009 for a one year term with annual compensation of $140,000.

Interest expense charged to operations was $140,472 and $93,625, for the six months ended February 28, 2011 and 2010 respectively.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G – Joint Ventures

   Reflora do Brasil

On November 22, 2010, the Company and Reflora do Brasil, a Brazilian company (“RDB”) executed a Joint Venture Agreement with respect to sale by RDB of carbon credits relating to certain property located in Brazil.  Proceeds from the sale of the Credits brokered by the Company for RDB shall be split as follows: sixty percent (60%) of the proceeds shall be distributed to the owners of the Para
Property, who are represented by RDB, and forty percent (40%) to the Company.   Pursuant to the agreement, the Company issued 9,500,000 shares of common stock valued at $0.0045 per share on November 22, 2010 in addition to those shares listed below.

Strategic Alliance Consulting Group, Ltd. is entitled to compensation from the Company pursuant to the Joint Venture Agreement, as follows:

(a) 62,642,973 shares of the common stock valued at $0.0045 per share of the Company and

(b) The sum of $30,000 per month for four months totaling $120,000 which has been recorded as due to joint venture on the balance sheet.  This payment to the Strategic Alliance is compensation to run the business lines to be brought in, (carbon credit deals, soybean, asset backed bonds, Lifecycle partnership) which includes legal costs and other costs involving the stated deals.  The Cash Compensation will be paid by the Company as and when it is able to raise sufficient funds through a private placement of shares of the Global Earth Common Stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.  The Company shall immediately begin the preparation of a private placement memorandum for the purpose of raising the cash compensation.

The total value of the joint venture is $444,643 which is composed of $324,643 in common stock issued and $120,000 in cash to be paid.

Note H – Convertible Debentures

At February 28, 2011 the Company had convertible debentures outstanding as follows:

	Outstanding Balance of Convertible Debenture	Unamortized Discount

October 5, 2010 - Debenture	$ 65,000	$ 43,916

December 6, 2010 – Debenture	40,000	32,499

Total Convertible Debentures	$ 105,000	$ 76,415

   Following is a description of each of the convertible debentures listed above:

On October 5, 2010 the Company entered into a securities purchase agreement with Asher Enterprises Inc. for the sale of a $65,000 in a convertible debenture bearing interest at 8% per annum, payable on or before July 7, 2011.  $65,000 was disbursed to the Company on October 8, 2010.

Pursuant to the convertible debenture the investor may convert the debenture into common stock of the Company at a conversion price of 58% of the average price for the lowest three trading prices for the common stock for ten trading days ending one trading day prior to the date of conversion notice sent by the holder to the Company.

On December 6, 2010, the Company entered into a securities purchase agreement with Asher Enterprises Inc. for the sale of a $40,000 in a convertible debenture bearing interest at 8% per annum, payable on or before September 8, 2011.  $40,000 was disbursed to the Company on December 14, 2010.

Pursuant to the convertible debenture the investor may convert the debenture into common stock of the Company at a conversion price of 58% of the average price for the lowest three trading prices for the common stock for ten trading days ending one trading day prior to the date of conversion notice sent by the holder to the Company.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H – Convertible Debentures - continued

The Company evaluated this agreement pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied.

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instruments.  The result of the valuation is a derivative liability in the amount of $139,052 and an offsetting loss on derivative of $34,052 and discount on debt of $105,000.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .75 years; (2) a computed volatility rate ranging from 301.93% to 311.00% (3) a discount rate ranging from 0.24% to 0.25% and (4) zero dividends. The discount is equal to the value of the note issued as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method.  For the six months ended February 28, 2011, $28,585 was amortized and is included in interest expense.  The loss on derivative is equal to the difference between the discount on debt and the derivative liability.  The instrument was revalued at period end, and the resulting change of $83,661 was included in the statement of operations as a loss on the derivative liability.

The company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative.  All warrants outstanding were considered tainted as a result of the derivative treatment.  The Company valued these warrants using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $160,915.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 5 years; (2) a computed volatility rate of 301.93% (3) a discount rate ranging from 1.64% to 2.3% and (4) zero dividends.  The valuation of these warrants was run through the same way as the liability associated with the debt.  There were no other instruments found to be tainted by the derivative treatment.

	Derivative Liability	(Gain) Loss on Derivative Six Months Ended
	02/28/2011	02/28/2011

Asher – Debentures	$ 222,713	$ 117,713

Tainted Equity	393,000	160,915

Warrants Outstanding	44,976	(115,939)

Total	$ 660,689	$ 162,689

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I – Other Matters

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

   On October 12, 2010 the Company terminated its investment agreement with Duchess Opportunity Fund, II, LP.

  On November 8, 2010 the Company signed an agreement with Robert Levitt to settle the amount due him in the amount of $180,000.  The Company agreed to pay Mr. Levitt 180,000,000 common shares which at the date of the agreement were valued at $0.002 per share, or $360,000, resulting in a loss on conversion of $180,000.

  On December 2, 2010, the Company, RCI Solar, Inc., and Melvin K. Dick rescinded that certain Plan and Agreement of Triangular Merger Between Global Earth Energy, Inc., Global Earth Energy Acquisition Company and 688239 B.C. Ltd. effective on May 10, 2010.  Although the agreement was dated November 15, 2010, it was not executed by the parties until December 2, 2010.  The rescission agreement dated December 2, 2010, was reported in a current report on Form 8-K filed with the SEC on December 3, 2011.

Note J – Subsequent Events

   On March 18, 2011, the Registrant, RCI Solar, Inc., and Melvin K. Dick amended the rescission agreement dated December 2, 2010.

The amendment to the rescission states that Melvin Dick shall be permitted to retain 10,000,000 shares of the Global Earth Common Stock which he received in connection with the Plan of Merger.  The remaining 55,000,000 shares of the Global Earth Common Stock received by Melvin Dick shall be surrendered to the Company and shall be cancelled.  The 10,000,000 shares of the Global Earth Common Stock retained by Melvin Dick shall be delivered to Norman T. Reynolds, Esq., attorney for the Company, who will hold the shares in escrow.  Melvin Dick shall be permitted to sell 500,000 to 1,000,000 shares each month depending how the stock is trading, after complying with the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J – Subsequent Events - continued

On March 29, 2011, Biosynergies Lubbock, LLC elected to terminate the Bio Lubbock Joint Venture Agreement. They did not wish to sign the 30 day extension that was offered by Global Earth and L. B. Tim co., Ltd.  The 5,000,000 restricted shares of the registrant’s common stock issued to Bio Lubbock in connection with the Bio Lubbock Joint Venture Agreement have been returned by Bio Lubbock to the registrant.

On April 7, 2011, Global Earth Energy, Inc., a Nevada corporation and Modern Coal, LLC, a Texas limited liability company (“Modern”) executed a Joint Venture Agreement with respect to the development and sale of coal.  The basic terms of the Joint Venture Agreement are as follows:

1.

In consideration for the execution of the Joint Venture Agreement, based upon the representations and warranties of Modern therein, and to fund production and sales of coal from the Coal Project, the Company agrees to provide $10,000,000.00 as equity for the joint venture, within five business days after the receipt of proceeds from an affiliate company of the registrant, said affiliate to be created for this transaction.  Further, the Company will provide additional funding of $10,000,000.00 as equity for the joint venture within 30 days of the receipt of said proceeds.  Further, the Company will provide additional funding of $5,000,000.00 as equity for the joint venture within 45 days of the receipt of said proceeds.  In the event that the Company is not able to provide the financing described in this paragraph, then the Joint Venture Agreement shall terminate and neither Party shall have any liability to the other thereunder.

2.

Any distributions from the Coal Project shall be split as follows: twenty five percent (25%) shall be distributed to Modern and twenty five percent (25%) shall be distributed to the Company. The remaining 50% is to be owned jointly and equally between the affiliate of the Company described above and Modern.

On April 11, 2011 Asher Enterprises elected to convert $12,000 of their initial note payable into 4,137,931 common shares of the Company.  Asher’s remaining note payable at April 11, 2011 is therefore $53,000.

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

Results of Operations

Three Months Ended February 28, 2011 Compared With Three Months Ended February 28, 2010.

Net Revenue for the three months ended February 28, 2011 and 2009 was $-0- and $10,000, respectively.  Net loss for the three months ended February 28, 2011 was $835,801 compared to net loss of $349,168 for the three months ended February 28, 2010.

Expenses have increased by $486,633 for the first three months of our current fiscal year from $349,168 for the three months ended February 28, 2010 to $835,801 for the three months ended February 28, 2011.  The increase can be attributed to a decrease in consulting fees of $12,929 from $232,040 to $219,111 and an increase in general and administrative expenses of $116,288 from $68,629 to $184,917.  An increase in interest expense of $40,585 from $48,499 to $89,084 is due to the registrant having insufficient revenues. The Company also had an increase in loss on conversion of $180,000 from $-0- to $180,000 and an increase in loss on derivative of $162,689 from $-0- to $162,689.

Six Months Ended February 28, 2011 Compared With Six Months Ended February 28, 2010.

Net Revenue for the six months ended February 28, 2011 and 2009 was $-0- and $20,000, respectively.  Net loss for the six months ended February 28, 2011 was $1,246,288 compared to net loss of $618,117 for the six months ended February 28, 2010.

Expenses have increased by $608,171 for the six months of our current fiscal year from $638,117 for the six months ended February 28, 2010 to $1,246,288 for the six months ended February 28, 2011.  The increase can be attributed to an increase in consulting fees of $66,590 from $444,565 to $511,155 and an increase in general and administrative expenses of $152,045 from $99,927 to $251,972.  An increase in interest expense of $46,847 from $93,625 to $140,472 is due to the registrant having insufficient revenues. The Company also had an increase in loss on conversion of $180,000 from $-0- to $180,000 and an increase in loss on derivative of $162,689 from $-0- to $162,689.

Liquidity and Capital Resources

Our operations used approximately $181,359 in cash for the six months ended February 28, 2011.  Cash required during the six months ended February 28, 2011 came principally from cash proceeds from debt of $235,500 for the six months ended February 28, 2011.

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

None that have not already been reported.

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
3.3**

Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of Nevada on February 5, 2008, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on April 4, 2008, Commission File Number 000-31343.

4.0**

Global Earth Energy, Inc. Amended and Restated Certificate of Designation for the Series A Preferred Stock filed with the Secretary of State of Nevada on January 31, 2011, filed as Exhibit 4.0 to the registrant’s Current Report on Form 8-K on January 31, 2011, Commission File Number 000-31343.

10.1**

Rescission of Plan and Agreement of Triangular Merger Between Global Earth Energy, Inc. and RCI Solar, Inc., executed on December 2, 2010, between Global Earth Energy, Inc., RCI Solar, Inc., and Melvin K. Dick, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on December 3, 2010, Commission File Number 000-31343.

10.2**

Joint Venture Agreement dated January 10, 2011 between LifeCycle Investments, L.L.C. and Global Earth Energy, Inc., filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on January 12, 2011, Commission File Number 000-31343.

10.3**

Asher Enterprises Inc. Securities Purchase Agreement, executed on December 6, 2010, between Global Earth Energy, Inc. and Asher Enterprises, Inc., filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K/A on January 18, 2011, Commission File Number 000-31343.

10.4**

Asher Enterprises Inc. Convertible Promissory Note, executed on December 6, 2010, between Global Earth Energy, Inc. and Asher Enterprises, Inc., filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K/A on January 18, 2011, Commission File Number 000-31343.

10.5**

Memorandum of Understanding dated January 26, 2011, between Global Earth Energy, Inc. and LB Tim Co., Ltd., a South Korean corporation, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on January 31, 2011, Commission File Number 000-31343.

10.6**

Consulting Agreement dated as of January 26, 2011 between Global Earth Energy, Inc. and Spiros Sinnis, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on January 31, 2011, Commission File Number 000-31343.

10.7**

Consulting Agreement dated as of January 26, 2011, between Global Earth Energy, Inc. and Andrew L. Madenberg, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on January 31, 2011, Commission File Number 000-31343.

10.8**

Joint Venture Agreement dated February 9, 2011, between Global Earth Energy, Inc. and GFC 2005, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on February 10, 2011, Commission File Number 000-31343.

10.9**

Memorandum of Understanding dated February 22, 2011, between Global Earth Energy, Inc. and Wins International Co., Ltd., filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on February 22, 2011, Commission File Number 000-31343.

10.10**

Joint Venture Agreement dated February 22, 2011, between Global Earth Energy, Inc. and Innovated Concepts of Ethanol Corp., filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on February 22, 2011, Commission File Number 000-31343.

10.11**

Agreement for the Sale and Purchase of Coal dated February 22, 2011, between Global Earth Energy, Inc. and Wins International Co., Ltd., filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on February 23, 2011, Commission File Number 000-31343.

10.12**

Joint Venture Agreement dated February 24, 2011, between Global Earth Energy, Inc. and Biosynergies Lubbock, LLC, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on February 25, 2011, Commission File Number 000-31343.

10.13**

Amended Rescission of Plan and Agreement of Triangular Merger Between Global Earth Energy, Inc. and RCI Solar, Inc., executed on March 18, 2011, between Global Earth Energy, Inc., RCI Solar, Inc., and Melvin K. Dick, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on March 22, 2011, Commission File Number 000-31343.

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

99.1**

Press release issued on February 10, 2011, with respect to the Joint Venture Agreement between Global Earth Energy, Inc. and GFC 2005, dated February 9, 2011, filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K on February 10, 2011, Commission File Number 000-31343.

99.2**

Press release issued on February 22, 2011, with respect to the Memorandum of Understanding dated February 22, 2011, between Global Earth Energy, Inc. and Wins International Co., Ltd., filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K on February 22, 2011, Commission File Number 000-31343.

99.3**

Press release issued on February 23, 2011, with respect to the Joint Venture Agreement between Global Earth Energy, Inc. and Innovated Concepts of Ethanol Corp., dated February 22, 2011, filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K on February 23, 2011, Commission File Number 000-31343.

99.4**

Press release issued on February 24, 2011, with respect to the Joint Venture Agreement between Global Earth Energy, Inc. and Biosynergies Lubbock, LLC., dated February 24, 2011, filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K on February 25, 2011, Commission File Number 000-31343.

99.5**

Press release issued on March 21, 2011, with respect to the Amended Rescission of Plan and Agreement of Triangular Merger Between Global Earth Energy, Inc. and RCI Solar, Inc., executed on March 18, 2011, between Global Earth Energy, Inc., RCI Solar, Inc., and Melvin K. Dick, filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K on March 22, 2011, Commission File Number 000-31343.

____________

*

Filed herewith.

**

Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EARTH ENERGY, INC.

Date: April 19, 2011.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and
   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland	Chief Executive Officer and Director	April 19, 2011
/s/ Edmund J. Gorman	Chief Financial Officer, Principal Accounting Officer, and Director	April 19, 2011

9