Form 10-K/A
period 2010-08-31
GLOBAL EARTH ENERGY, INC.
filed 2011-04-28
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

(Mark One)

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2010.

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No. 000-31343

GLOBAL EARTH ENERGY, INC.
(Exact name of registrant as specified in its charter)
Nevada	36-4567500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1213 Culberth Drive Wilmington, North Carolina	28405
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (910) 270-7749

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share
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

Table of Contents

Item 1.

Business.

1

Item 1A.

Risk Factors.

1

Item 1B.

Unresolved Staff Comments.

2

Item 2.

Properties.

2

Item 3.

Legal Proceedings.

2

Item 4.

(Removed and Reserved).

2

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities.

2

Item 6.

Selected Financial Data.

2

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

2

Item 9A.

Controls and Procedures.

2

Item 9A(T).

Controls and Procedures.

2

Item 9b.

Other Information.

4

Item 10.

Directors, Executive Officers and Corporate Governance.

4

Item 11.

Executive Compensation.

4

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters.

4

Item 13.

Certain Relationships and Related Transactions and Director Independence.

4

Item 14.

Principal Accounting Fees and Services.

4

Item 15.

Exhibits, Financial Statement Schedules.

4

EXPLANATORY NOTE

On December 15, 2010, we filed with the Securities and Exchange Commission our Annual Report on Form 10-K for the annual period ended August 31, 2010.  On January 18, 2011, we filed with the Securities and Exchange Commission Form 10-K/A, Amendment No. 1, to our Annual Report on Form 10-K for the annual period ended August 31, 2010.  On April 28, 2011, we filed with the Securities and Exchange Commission Form 10-K/A, Amendment No. 2, to our Annual Report on Form 10-K for the annual period ended August 31, 2010.  This Amendment No. 3 to our Annual Report on Form 10-K is being filed in response to changes requested by the SEC to correct information for Item 9A(T), “Controls and Procedures” of Form 10-K/A filed March 25, 2011.

The filing of this Form 10-K/A, Amendment No. 3, is not an admission that our Form 10-K for the year ended August 31, 2010, or Form 10-K/A, Amendment No. 1, to our Annual Report on Form 10-K for the annual period ended August 31, 2010 filed on January 18, 2011, or Form 10-K/A, Amendment No. 2, to our Annual Report on Form 10-K for the annual period ended August 31, 2010 filed on March 25, 2011, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except as described herein, no other changes have been made to our Annual Report on Form 10-K filed December 15, 2010 or our Amendment No. 1 to our Form 10-K/A filed on January 18, 2011, or Form 10-K/A, Amendment No. 2, to our Annual Report on Form 10-K for the annual period ended August 31, 2010 filed on March 25, 2011.  We have not updated the disclosures in this Form 10-K/A, Amendment No. 3, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from the registrant’s Form 10-K/A, Amendment No. 2, to the registrant’s Annual Report on Form 10-K for the annual period ended August 31, 2010 filed on March 25, 2011.

Item 8.

Financial Statements and Supplementary Data.

Incorporated by reference from the registrant's Form 10-K/A, Amendment No. 2, to the registrant's Annual Report on Form 10-K for the annual period ended August 31, 2010 filed on March 25, 2011.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

Item 9A.

Controls and Procedures.

See Item 9A(T) below.

Item 9A(T).

Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended August 31, 2010, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management identified the following conditions that indicated that our internal control over financial reporting and our disclosure controls and procedures were not effective:

•

Accounts payable and accrued expenses are inadequately being maintained as there is no policy for unpaid invoice documentation.

•

Reconciliations of shares outstanding between the accounting records and the stock transfer agent are not performed timely.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the registrant’s internal control over financial reporting through the date of this report or during the period ended August 31, 2010, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation.  This annual report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Remediation plans for material weaknesses over internal controls.  Our plans to mitigate material weaknesses in disclosure controls and procedures for future filings will be dependent on our ability to obtain adequate financing to fund development of our financial reporting infrastructure.  At this time it is not cost beneficial for us to utilize capital to focus on mitigating financial reporting weaknesses; however, we expect to implement a plan for remediation of these deficiencies when sufficient funding to implement such a plan is available.

Item 9b.

Other Information.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the registrant’s Form 10-K/A, Amendment No. 2, to the registrant’s Annual Report on Form 10-K for the annual period ended August 31, 2010 filed on March 25, 2011.

Item 11.

Executive Compensation.

Incorporated by reference from the registrant’s Form 10-K/A, Amendment No. 2, to the registrant’s Annual Report on Form 10-K for the annual period ended August 31, 2010 filed on March 25, 2011.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the registrant’s Form 10-K/A, Amendment No. 2, to the registrant’s Annual Report on Form 10-K for the annual period ended August 31, 2010 filed on March 25, 2011.

Item 13.

Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference from the registrant’s Form 10-K/A, Amendment No. 2, to the registrant’s Annual Report on Form 10-K for the annual period ended August 31, 2010 filed on March 25, 2011.

Item 14.

Principal Accounting Fees and Services.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2010.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

(a) All financial statements referred to in Item 8 of this report are Incorporated by reference from the registrant's Form 10-K/A, Amendment No. 2, to the registrant's Annual Report on Form 10-K for the annual period ended August 31, 2010 filed on March 25, 2011.

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

10.19**

Warrant issued to Norman T. Reynolds, Esq. for 2,000,000 shares of the common stock of the registrant, dated August 2, 2010, filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K on December 15, 2010, Commission File Number 000-31343.

10.20**

Joint Venture Agreement dated January 10, 2011, between LifeCycle Investments, L.L.C. and Global Earth Energy, Inc., filed as Exhibit 10.12 to the registrant’s Current Report on Form 8-K on January 12, 2011, Commission File Number 000-31343.

10.21**

Management Agreement dated October 1, 2004, between the registrant and Betty Harland, filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-KSB on January 30, 2006, Commission File Number 000-31343.

10.22**

Employment Agreement dated August 25, 2007, between the registrant and Sydney A. Harland, filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K/A, Amendment No. 2, on March 25, 2011, Commission File Number 000-31343.

10.23**

Employment Agreement dated August 25, 2007, between the registrant and Edmund J. Gorman, filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K/A, Amendment No. 2, on March 25, 2011, Commission File Number 000-31343.

10.24**

Amended Management Agreement effective October 1, 2009, between the registrant and Betty Harland, filed as Exhibit 10.24 to the registrant’s Annual Report on Form 10-K/A, Amendment No. 2, on March 25, 2011, Commission File Number 000-31343.

10.25**

Amended Employment Agreement effective August 25, 2009, between the registrant and Edmund J. Gorman, filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K/A, Amendment No. 2, on March 25, 2011, Commission File Number 000-31343.

10.26**

Amended Charter of the Audit Committee of Global Earth Energy, Inc., filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K/A, Amendment No. 2, on March 25, 2011, Commission File Number 000-31343.

10.27**

Amended Code of Business Conduct of Global Earth Energy, Inc., filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K/A, Amendment No. 2, on March 25, 2011, Commission File Number 000-31343.

10.28**

Amended Code of Ethics for Senior Executive Officers and Senior Financial Officers of Global Earth Energy, Inc., filed as Exhibit 10.28 to the registrant’s Annual Report on Form 10-K/A, Amendment No. 2, on March 25, 2011, Commission File Number 000-31343.

10.29**

Amended Charter of the Compensation Committee of Global Earth Energy, Inc., filed as Exhibit 10.29 to the registrant’s Annual Report on Form 10-K/A, Amendment No. 2, on March 25, 2011, Commission File Number 000-31343.

10.30**

Amended Corporate Governance Principles of the Board of Directors of Global Earth Energy, Inc., filed as Exhibit 10.30 to the registrant’s Annual Report on Form 10-K/A, Amendment No. 2, on March 25, 2011, Commission File Number 000-31343.

10.31**

Amended Charter of the Executive Committee of the Board of Directors of Global Earth Energy, Inc. , filed as Exhibit 10.31 to the registrant’s Annual Report on Form 10-K/A, Amendment No. 2, on March 25, 2011, Commission File Number 000-31343.

10.32**

Amended Charter of the Governance and Nominating Committee of Global Earth Energy, Inc., filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K/A, Amendment No. 2, on March 25, 2011, Commission File Number 000-31343.

10.33**

Amended Charter of the Finance Committee of Global Earth Energy, Inc., filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K/A, Amendment No. 2, on March 25, 2011, Commission File Number 000-31343.

21.0**	Subsidiaries of the registrant, filed as Exhibit 21.0 to the registrant’s Annual Report on Form 10-K/A, Amendment No. 1, on January 18, 2011, Commission File Number 000-31343..

23.2**	Consent of Independent Certified Public Accountants.
31.1*	Certification of Sydney A. Harland, Chief Executive Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
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

Date: April 28, 2011.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland SYDNEY A. HARLAND	Chief Executive Officer and Director	April 28, 2011
/s/ Edmund J. Gorman EDMUND J. GORMAN	Chief Financial Officer, Principal Accounting Officer and Director	April 28, 2011
/s/ Betty-Ann Harland BETTY-ANN HARLAND	Chairman	April 28, 2011
/s/ Robert Glassen ROBERT GLASSEN	Director	April 28, 2011
/s/ Arthur N. Kelly ARTHUR N. KELLY	Director	April 28, 2011
/s/ Richard Proulx RICHARD PROULX	Director	April 28, 2011

7