Form 10-Q
period 2011-05-31
GLOBAL EARTH ENERGY, INC.
filed 2011-07-20
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At July 20, 2011, the registrant had outstanding 645,813,413 shares of common stock.

.

Table of Contents

Item 1.  Financial Statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

21

Item 4.  Controls and Procedures.

21

Item 4(T).  Controls and Procedures.

231

Item 1.  Legal Proceedings.

23

Item 1a.  Risk Factors.

23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

23

Item 3.  Defaults Upon Senior Securities.

23

Item 4.  Submission of Matters to a Vote of Security Holders.

23

Item 5.  Other Information.

23

Item 6.  Exhibits.

24

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

FINANCIAL REPORTS
AT
MAY 31, 2011

GLOBAL EARTH ENERGY, INC.

(A DEVLOPMENT STAGE COMPANY)

Wilmington, North Carolina

TABLE OF CONTENTS

Consolidated Balance Sheets at May 31, 2011 (Unaudited)

2

Consolidated Statements of Operations for the Three and Nine Months Ended

  May 31, 2011 and 2010  and for the Period from the Date the Company Re-entered the Development Stage (March 1, 2010) Through  May 31, 2011 (Unaudited)

3

Consolidated Statements of Cash Flows for the Nine Months Ended

  May 31, 2011 and 2010 and for the Period from the Date the Company  Re-entered the Development Stage (March 1, 2010) Through May 31, 2011 (Unaudited)

4

Notes to Consolidated Financial Statements

5 -18

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	August 31,
	2011	2010

ASSETS
Current Assets
Cash and Cash Equivalents	$ 33,926	$ 70
Prepaid Expenses	––	52,820

Total Current Assets	33,926	52,890

Other Assets
Investment in Joint Venture	444,643	––

Total Assets	$ 478,569	$ 52,890

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Note Payable -to Related Party	$ 195,500	$ ––
Convertible Notes Payable, Net	20,010	––
Accrued Expenses	265,392	480,336
Due to Joint Venture	101,250	––
Derivative Liabilities	301,566	––
Accrued Interest ($354,858 owed to related parties)	356,637	339,449
Accrued Compensation - Directors	2,705,886	2,249,811
Due to Directors	6,600	13,950

Total Liabilities	3,952,841	3,083,546

Stockholders' Deficit
Common Stock : $.001 Par; 800,000,000 Shares Authorized;
548,971,465 and 121,624,800 Issued and 548,941,465 and 121,594,800 Outstanding	548,972	121,625

Stock Held in Escrow: 123,121,773 and -0- Held in Escrow, respectively	(963,297)	––

Common Stock, Class B: $.001 Par; 50,000 Shares
Authorized; -0- Issued and Outstanding	––	—

Preferred Stock, Class A: $.001 Par; 10,000 and 1,000,000 Shares Authorized; -0-and 30,000 Issued and Outstanding, respectively	––	30

Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
3,000,000 and 1,000,000 Issued and Outstanding, respectively	3,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	––	—
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	––	—

Additional Paid-In-Capital	12,327,270	9,873,436
Accumulated Deficit	(15,387,217)	(13,023,747)
Treasury Stock – 30,000 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(3,474,272)	(3,030,656)

Total Liabilities and Stockholders' Deficit	$ 478,569	$ 52,890

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)

Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Period From
					Date of re-entering the Development Stage
	Three Months Ended		Nine Months Ended		March 1, 2010
	May 31,	May 31,	May 31,	May 31,	Through
	2011	2010	2011	2010	May 31, 2011

Revenues, Net	$ ––	$ ––	$ ––	$ 20,000	$ ––

Cost of Goods Sold	—	—	—	—	—

Gross Profit	—	—	—	20,000	—

Expenses
Bad Debt	––	––	––	––	61,750
Compensation Expense – Stock Awards	––	455,755	––	455,755	3,990,410
Consulting Fees	950,700	213,472	1,461,855	658,037	1,884,597
General and Administrative	160,882	29,766	412,854	129,693	597,916
Impairment Loss	––	––	––	––	828,496
Interest Expense	116,508	51,718	256,980	145,343	356,172
Loss on Conversion	––	—	180,000	—	180,000
(Gain) Loss on Derivative	(110,908)	—	51,781	—	51,781

Total Expenses	1,117,182	750,711	2,363,470	1,388,828	7,951,122

Loss from Operations Before
Provision for Taxes	(1,117,182)	(750,711)	(2,363,470)	(1,368,828)	(7,951,122)

Provision for Taxes	—	—	—	—	—

Loss from Continuing Operations	(1,117,182)	(750,711)	(2,363,470)	(1,368,828)	(7,951,122)

Discontinued Operations
Income (Loss) from Discontinued Operations	—	4,314	—	4,314	(16,504)

Net Loss for the Period	$ (1,117,182)	$ (746,397)	$ (2,363,470)	$ (1,364,514)	$ (7,967,626)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	453,735,569	50,065,984	324,728,972	29,818,319
Loss Per Common Share – Basic and Diluted
from Continuing Operations	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.05)

Income Per Common Share – Basic and Diluted from Discontinued Operations	$ ––	$ (0.00)	$ ––	$ (0.00)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.05)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)

Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Date of re-entering the Development Stage
			March 1, 2010
	(Unaudited)		Through
For the Nine Months Ended May 31,	2011	2010	May 31, 2011

Cash Flows from Operating Activities

Net Loss for the Period	$ (2,363,470)	$ (1,364,514)	$ (7,967,626)

Non-Cash Adjustments:
Bad Debt	––	––	61,750
Depreciation	––	3,235	3,235
Imputed Interest on Note Payable	5,015		5,015
Preferred Stock Issued in Exchange for Services Rendered	600,000	––	600,000
Common Stock Issued in Exchange for Services Rendered	421,820	163,000	450,620
Common Stock Issued for Prepaid Consulting	—	(199,175)	—
Compensation Expense – Stock Awards	––	455,755	3,990,410
Legal Expense – Stock Options	––	27,000	—
Impairment Loss	––	––	828,496
Amortization of Debt Discount	85,010	––	85,010
Loss on Conversion	180,000	––	180,000
Loss on Derivative	51,781	—	51,781
Changes in Assets and Liabilities:
Accounts Receivable	—	(6,612)	(6,612)
Employee Advances	—	(928)	(928)
Prepaid Expenses	52,820	127,800	110,875
Accounts Payable	—	163	163
Accrued Expenses	242,905	150,180	378,524
Accrued Interest	—	145,343	145,343
Accrued Compensation - Directors	456,075	472,246	774,325

Net Cash Flows from Operating Activities	(268,044)	(26,507)	(309,619)

Cash Flows from Investing Activities
Cash Proceeds from Sale of Property and Equipment	—	1,186	1,186
Cash Paid to Joint Venture	(18,750)	—	(18,750)

Net Cash Flows from Investing Activities	(18,750)	1,186	(17,564)

Cash Flows from Financing Activities
Bank Overdraft	—	(9,965)	(9,965)
Line of Credit	—	(19,936)	(19,936)
Cash Proceeds from Sale of Stock	––	57,658	72,658
Cash Proceeds from Issuance of Debt	132,500	––	132,500
Cash Proceeds from Debt-Related Party	195,500	––	195,500
Repayment of Debt - Net	––	(4,259)	(4,259)
Advances from (Repayment to) Directors - Net	(7,350)	(19,526)	(13,131)

Net Cash Flows from Financing Activities	320,650	3,972	353,367

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	7,452	7,452

Net Change in Cash and Cash Equivalents	33,856	(13,897)	33,636

Cash and Cash Equivalents - Beginning of Period	70	13,897	290

Cash and Cash Equivalents - End of Period	$ 33,926	$ ––	$ 33,926

Supplemental Disclosures
Interest Paid	$ 112,472	$ —	$ 112,472
Income Taxes Paid	$ —	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:
Common Stock Issued in Payment of Debt	$ —	$ —	$ 350,435
Investment in Joint Venture & Due to Joint Venture	$ 120,000	$ —	$ 120,000
Common Stock Issued for Investment in Joint Venture	$ 324,643	$ —	$ 324,643
Common Stock Issued for Assets and Liabilities Assumed in Merger	$ —	$ —	$ 845,000
Common Stock Issued to Relieve Accrued Expenses	$ 123,000	$ —	$ 123,000
Stock Payable Reclassed to Derivative Due to Tainted Equity	$ 213,000	$ —	$ 213,000
Discounts on Debt due to Derivative Liablilty	$ 132,500	$ —	$ 132,500
Common Stock Issued to Escrow	$ 1,245,117	$ —	$ 1,245,117
Conversion of Preferred Stock	$ 6,000	$ —	$ 6,000
Derivative Liability Settled for Common Stock Issued	$ 275,715	$ —	$ 275,715
Common Stock Issued from Escrow for Conversion of
Convertible Note Payable	$ 281,820	$ —	$ 281,820

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Basis of Presentation

The condensed consolidated financial statements of Global Earth Energy, Inc. (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Form 10-K, and other reports filed with the SEC.

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

Note C -  Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $15,387,217 at May 31, 2011.

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

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -  Recently Issued Accounting Standards

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU will not have a material effect on our financial position, results of operations or cash flows.

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

On August 2, 2010, the Company’s attorney was granted as compensation for services warrants to buy 2,000,000 shares of the Company’s common stock at $0.035.  On April 1, 2011 these shares were exercised.

The following table provides the range of assumptions used by the Company, at the time stock options were issued.

For the nine months ended May 31, 2011 and 2010, $-0- and $482,755 was expensed utilizing the Black-Scholes option pricing model, respectively.  The following weighted-average assumptions were used for the grants issued:

Common Stock	2011	2010

Dividend Yield	––	0.00%

Expected Volatility	––	308.35%

Discount Rate	––	2.061%

Option Life	––	5 Years

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity – continued

Stock Awards

Common Stock May 31,	Shares Under Option	Weighted Average Exercise Price	Exercisable

2010
Balance - September 1, 2009	––		––
Options Granted	9,000,000	$0.027 - $0.076	9,000,000
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – August 31, 2010	9,000,000		9,000,000

2011
Balance - September 1, 2010	9,000,000	$0.027 - $0.076	9,000,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – May 31, 2011	9,000,000		9,000,000

Stock Awards

Stock Options – Preferred Stock May 31, 2011,	Shares Under Option	Weighted Average Exercise Price	Exercisable

2011
Balance - September 1, 2011	365,000	$8.60 - $15.20	365,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – May 31, 2011	365,000		365,000

-continued –

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

On April 30, 2010, the Company entered into an agreement with Richard Proulx (Director) as a Contractor.  Pursuant to the agreement the Contractor agrees to assist the Company in Sales for the Company in Quebec, Canada.  The term of the contract is for one year, expiring on April 30, 2011.  In consideration for his services, the Contractor received 2,000,000 common shares on April 30, 2010.  These shares were valued at $28,000 based on the closing price on the date of the grant.

On May 10, 2010, the Company and its wholly owned subsidiary, Global Earth Energy Acquisition Company, entered into an agreement to merge with 688239 B.C. Ltd., a British Columbia Corporation (688239 B.C.).  Pursuant to the agreement the Company issued 65,000,000 common shares to the sole stockholder of 688239 B.C. in exchange for the fair market value of certain assets and liabilities of 688239 B.C. On December 2, 2010 the merger with 688239 B.C. was rescinded and accounted for in the year ended August 31, 2010 (See Note – Discontinued Operations).

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

On September 9, 2010 Robert Levitt converted 30,000 Preferred Class A shares to 6,000,000 common shares.

On September 15, 2010 Norman Reynolds received 2,000,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $40,860 based on the closing price on the date of the grant.

On September 27, 2010 Arthur Kelly and Gloria Leung received 2,000,000 and 1,000,000 shares of common stock, respectively for rewriting and updating the Company’s business plan.  These shares were valued at $78,000 based on the closing price on the date of the grant.

On September 27, 2010 Carolyn Merrill received 1,000,000 shares common stock from the Company as compensation as the Company’s accountant.  These shares were valued at $16,500 based on the closing price on the date of the grant.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -   Share Activity – continued

Common Stock

On October 1, 2010 the Company entered into an agreement with Geoffrey Eiten (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in various industrial relations and marketing services. The term of the contract is for three months expiring on January 1, 2011.    In consideration for his services, the Contractor received 3,000,000 common shares on September 27, 2010.  These shares were valued at $15,000 per the agreement.

On October 5, 2010, 25,390,685 shares of common stock were placed into escrow pursuant to the convertible note agreement made with Asher Enterprises, Inc.

On October 12, 2010 Robert Levitt received 9,000,000 shares common stock in partial satisfaction of $180,000 owed to him for prior consulting services. The Company agreed to issue 180,000,000 shares related to the $180,000 owed. A loss of $180,000 related to the shares issuable to Levitt was recorded due to the value of the shares issuable exceeding the value of the payable being extinguished on the agreement date. The value of the shares agreed to be issued on the agreement date was $0.002 resulting in the aforementioned loss.

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

On November 9, 2010 Norman Reynolds received 6,000,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney. These shares were valued on the date of grant at $16,200.

On November 23, 2010, 72,142,973 shares of common stock were issued to five shareholders to acquire 40% of the joint venture as determined pursuant to the joint venture agreement signed November 22, 2010 – see Note G.  Strategic Alliance, George Sinnis, Glenn Sturm, Atlantic Station and Raymond F. Barbush III received 62,642,973; 2,000,000; 500,000; 2,000,000 and 5,000,000 shares respectively. These shares were valued on the contracted dates using the closing price of the stock. The total value was recorded as an investment in the joint venture for $324,643. The remaining value of the investment of $120,000 was due to a payable owed to Strategic Alliance. $18,750 of this payable was paid during the nine months ended May 31, 2011.

On December 3, 2010 Robert Levitt received 10,000,000 shares common stock in partial satisfaction of $180,000 owed to him for prior consulting services. The shares issued were valued at the aforementioned agreement date.

On December 9, 2010, 77,200,206 shares of common stock were placed into escrow pursuant to the convertible note agreement made with Asher Enterprises, Inc. These shares and the shares issued to escrow on October 5, 2010 were valued according to their value on their respective dates of grant at $1,025,909.

On January 5, 2011 Norman Reynolds received 6,000,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $30,000 based on the closing price on the date of the grant.

On January 5, 2011 Spiros Sinnis received 3,600,000 shares of common stock for his consultant work pertaining to the Joint Venture agreement between the Company and Reflora do Brasil.  These shares were valued at $15,120 based on the closing price on the date of the grant.

On January 11, and January 12, 2011 Robert Levitt received 12,000,000 and 10,000,000 shares common stock, respectively in partial satisfaction of $180,000 owed to him for prior consulting services.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -   Share Activity – continued

Common Stock

On January 31, 2011 Norman Reynolds received 3,000,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $10,500 based on the closing price on the date of the grant.

On January 26, 2011 the Company entered into an agreement with Spiros Sinnis (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in connection with strategic transactions. The term of the contract is for twelve months expiring on January 26, 2012. In consideration for his services, the Contractor received 6,000,000 common shares on January 31, 2011. These shares were valued at $19,200 based on the closing price on the date of the grant.

On January 26, 2011 the Company entered into an agreement with Andrew Madenberg (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in connection with strategic transactions. The term of the contract is for twelve months expiring on January 26, 2012. In consideration for his services, the Contractor received 6,000,000 common shares on January 31, 2011. These shares were valued at $19,200 based on the closing price on the date of the grant.

 On February 10, 2011 Robert Levitt received 15,000,000 shares common stock in partial satisfaction of $180,000 owed to him for prior consulting services.

On May 24, 2011, the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan for the Year 2011.  The purpose of this Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, by paying their retainer or fees in the form of shares of the Company’s common stock.  100,000,000 shares of common stock are registered to this plan at an offering price of $.004.  The Plan shall expire on May 24, 2021.

For the three months ended May 31, 2011 49,300,000 shares of common stock were issued in payment of services at a value of $263,800. These shares were valued based on the closing price of the shares on the date of grant.

Preferred Stock

On January 28, 2011, the Company amended their Preferred Stock Class A authorized shares from 1,000,000 shares to 10,000 shares.

On February 28, 2011 the Board of Directors approved the issuance of 2,000,000 Preferred Stock Class B to Betty Harland.  These shares carry 500 to 1 voting rights and are not convertible into common stock.These preferred shares also carry a liquidation preference over common shares. These shares were valued at $600,000 and were expensed upon grant. The shares were value by a valuation expert on the date of grant. The key inputs in the valuation were related to assigning a value to the control associated with the preferred shares issued. No value was assigned to the liquidation preference of the securities based on the net deficit position of the Company. The valuation expert used industry studies for similar companies which estimated a premium on control equal to 10.05% of the company's respective market cap The other inputs involved calculating the market cap on the date of grant which was calculated as the shares outstanding multiplied by the shares price on the date of grant. The market cap on the date of issuance was found to be approximately $5,969,380 based on this calculation.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F – Related Party Transactions

Certain disbursements of the Company have been paid by three directors of the Company therefore; a Due to Directors account has been established.  The balance at May 31, 2011 and August 31, 2010 was $6,600 and $13,950, respectively.

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

On August 25, 2007, the Company entered into a consulting agreement with its CFO, Edmund Gorman for a two year term, with annual compensation of $150,000, health benefits of $7,500.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.  .  On March 24, 2011, the Company extended Mr. Gorman’s consulting agreement effective August 25, 2009 through August 25, 2011.

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

he Company also had a note payable to Mr. Levitt of $195,500 and $-0-as of May 31, 2010 and August 31, 2010, respectively. The note is due on demand and non- interest bearing. Imputed interest was recorded for this note payable during the nine months ended May 31, 2011 for $5,015. The interest rate applied in imputing interest was equal to the Company's observed borrowing rate of 8%.

Interest expense charged to operations was $256,980 and $145,343, for the nine months ended May 31, 2011 and 2010 respectively.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G – Joint Ventures

   Reflora do Brasil

On November 22, 2010, the Company and Reflora do Brasil, a Brazilian company (“RDB”) executed a Joint Venture Agreement with respect to sale by RDB of carbon credits relating to certain property located in Brazil.  Proceeds from the sale of the Credits brokered by the Company for RDB shall be split as follows: sixty percent (60%) of the proceeds shall be distributed to the owners of the Para
Property, who are represented by RDB, and forty percent (40%) to the Company. The joint venture currently has no assets or liabilities. In addition to receiving 40% of the profits and losses of the joint venture, the Company owns 40% of the joint ventures assets and liabilities which currently are nil.  Pursuant to the agreement, the Company issued 9,500,000 shares of common stock valued at $0.0045 per share on November 22, 2010 in addition to those shares listed below.

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

The total value of the joint venture is $444,643 which is composed of $324,643 in common stock issued and $120,000 in cash to be paid.

Note H – Convertible Debentures

At May 31, 2011 the Company had convertible debentures outstanding as follows:

	Outstanding Balance of Convertible Debenture	Unamortized Discount

December 6, 2010 - Debenture	$ 40,000	$ 22,865

April 27, 2011 – Debenture	27,500	24,625

Total Convertible Debentures	$ 67,500	$ 47,490

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

Note H – Convertible Debentures – continued

Pursuant to the convertible debenture the investor may convert the debenture into common stock of the Company at a conversion price of 58% of the average price for the lowest three trading prices for the common stock for ten trading days ending one trading day prior to the date of conversion notice sent by the holder to the Company.

On April 27, 2011, the Company entered into a securities purchase agreement with Asher Enterprises Inc. for the sale of a $27,500 in a convertible debenture bearing interest at 8% per annum, payable on or before January 31, 2012.  $27,500 was disbursed to the Company on May 13, 2011.

Pursuant to the convertible debenture the investor may convert the debenture into common stock of the Company at a conversion price of 58% of the average price for the lowest three trading prices for the common stock for ten trading days ending one trading day prior to the date of conversion notice sent by the holder to the Company. Related to this agreement, the Company was required to issue 48,712,801 into escrow for a potential conversion of the note. These shares were added to the value for shares held in escrow according to the value of the shares on the date of the agreement with offsetting credits to common stock and additional paid in capital. The value of the shares recorded based on the agreement date was $170,495.

The Company evaluated this agreement pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied.

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instruments.  The result of the December valuation was a derivative liability in the amount of $94,147 and an offsetting loss on derivative of $34,052 and discount on debt of $67,500.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .75 years; (2) a computed volatility rate ranging from 311.00% to 328.59% (3) a discount rate ranging from 0.22% to 0.25% and (4) zero dividends.  The discount is equal to the value of the note issued as it can only be discounted up to the value of the note and is being amortized over the life of the note using the effective interest method.  For the nine months ended May 31, 2011, $85,010 was amortized and is included in interest expense.  The loss on derivative is equal to the difference between the discount on debt and the derivative liability.  The instrument was revalued at settlement and period end, and the resulting change of $95,117 was included in the statement of operations as a gain on the derivative liability.

During the quarter ended May 31, 2011 the Asher note issued on October 5, 2010 for $65,000 was converted for 28,181,919 shares of common stock previously held in escrow. The embedded derivative liability within this note was settled with this conversion. The derivative was marked to market on the settlement date and the value of the derivative of $53,916 was reclassed to additional paid in capital with the derivative settlement. The gain from marking the derivative liability to market on the settlement date was recognized on the income statement at $83,954..

The company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative.  All warrants outstanding were considered tainted as a result of the derivative treatment.  The Company valued these warrants using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $4,899.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 5 years; (2) a computed volatility rate of 301.93% (3) a discount rate of 2.3% and (4) zero dividends.  The valuation of these warrants was run through the same way as the liability associated with the debt.  There were no other instruments found to be tainted by the derivative treatment.

-continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H – Convertible Debentures – continued

 During the quarter ended May 31, 2011, one of the Company’s warrant holders exercised 2,000,000 warrants for relief of accrued legal costs owed to him valued at $11,000.  Due to this instrument being a part of the derivative liability due to the tainted equity environment this portion of the derivative was marked to market on the exercise date resulting in a gain of $18,184.  The derivative value on this date of $11,799 was reclassed to additional paid in capital with the settlement.

 During the quarter ended May 31, 2011 $210,000 was reclassed from derivative liability to additional paid in capital with the settlement of the derivative liability related to stock payable to vendors for past services rendered.  A total of 51,000,000 shares were issued to extinguish the stock payable and related derivative liability.

	Derivative Liability	(Gain) Loss on Derivative Nine Months Ended	Settled to Additional Paid In Capital
	May 31, 2011	May 31, 2011	May 31, 2011

Asher – Debentures	$ 113,667	$ (35,083)	$ 53,916

Tainted Equity	183,000	––	210,000

Warrants Outstanding	4,899	(16,698)	11,799

Total	$ 301,566	$ (51,781)	$ 275,715

Note I – Commitments and Contingencies

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

On December 2, 2010, the Company, RCI Solar, Inc., and Melvin K. Dick rescinded that certain Plan and Agreement of Triangular Merger Between Global Earth Energy, Inc., Global Earth Energy Acquisition Company and 688239 B.C. Ltd. effective on May 10, 2010.  Although the agreement was dated November 15, 2010, it was not executed by the parties until December 2, 2010.  The rescission agreement dated December 2, 2010, was reported in a urrent report on Form 8-K filed with the SEC on December 3, 2011.

 - continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I –Commitments and Contingencies - continued

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

Note J – Discontinued Operations

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J – Discontinued Operations - continued

Subsequent to acquiring the temporary subsidiary 688239 B.C. Ltd., the Company rescinded the agreement. As a result the Company recognized an impairment loss during the three months ended August 31, 2010 for the net assets of the Company of $828,496. The net operating results of 688239 B.C. Ltd. have been presented as discontinued operations in the Company's statement of operations for the year ended August 31, 2010 as a result of this rescission. The following table provides the details of those discontinued operations:

Discontinued Operations of Subsidiary 688239 B.C.
For the Period May 10, 2010 Through May 31, 2010

Revenue	$ 58,492
Cost of Goods Sold	30,031
Gross Profit	28,461

G&A Expense	14,853
Interest Expense	1,842
Operating Profit	11,766
Foreign Currency Translation	7,452

Net Loss	$ 4,314

Note K – Subsequent Events

On June 16, 2011 Asher Enterprises elected to convert $13,000 of their initial note payable into 5,652,174 common shares of the Company.  Asher’s remaining note payable at June 16, 2011 is therefore $27,000.

On June 16, 2011, the Company acquired a 25% equity ownership in Global Earth Natural Resources Inc., a New Brunswick corporation.

Global Earth Natural Resources Inc.’s business lines include natural resources for multiple end use purposes, including coal and other minerals.  Global Earth Natural Resources Inc. is in the process of being listed on a major global stock exchange.

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

Results of Operations

Three Months Ended May 31, 2011 Compared With Three Months Ended May 31, 2010.

Net Revenue for each of the three months ended May 31, 2011 and 2010 was $-0-.  Net loss for the three months ended May 31, 2011 was $1,117,182 compared to net loss of $746,397 for the three months ended May 31, 2010.

Expenses have increased by $366,471 for the first three months of our current fiscal year from $750,711 for the three months ended May 31, 2010 to $1,117,182 for the three months ended May 31, 2011.  The increase can be attributed to a decrease in compensation expense – stock awards of  $455,755 from $455,755 to $-0-, an increase in consulting fees of $737,228 from $213,472 to $950,700 and an increase in general and administrative expenses of $131,116 from $29,766 to $160,882.  An increase in interest expense of $64,790 from $51,718 to $116,508 is due to the registrant having insufficient revenues and the amortization of debt discount. The Company also had an increase in gain on derivative of $110,908 from $-0- to $110,908.

Nine months Ended May 31, 2011 Compared With Nine months Ended May 31, 2010.

Net Revenue for the nine months ended May 31, 2011 and 2010 was $-0- and $20,000, respectively.  Net loss for the nine months ended May 31, 2011 was $2,363,470 compared to net loss of $1,364,514 for the nine months ended May 31, 2010.

Expenses have increased by $974,642 for the nine months of our current fiscal year from $1,388,828 for the nine months ended May 31, 2010 to $2,363,470 for the nine months ended May 31, 2011.  The increase can be attributed to a decrease in compensation expense – stock awards of $455,755 from $455,755 to $-0-, an increase in consulting fees of $803,818 from $658,037 to $1,461,855 and an increase in general and administrative expenses of $283,161 from $129,693 to $412,854.  An increase in interest expense of $111,637 from $145,343 to $256,980 is due to the registrant having insufficient revenues and the amortization of debt discount. The Company also had an increase in loss on conversion of $180,000 from $-0- to $180,000 and an increase in loss on derivative of $51,781 from $-0- to $51,781.

Liquidity and Capital Resources

Our operations used approximately $268,044 in cash for the nine months ended May 31, 2011.  Cash required during the nine months ended May 31, 2011 came principally from cash proceeds from debt of $328,000 for the nine months ended May 31, 2011.

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

21

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

22

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

10.14**	Regulations of Global Earth Natural Resources, L.L.C., dated May 23, 2011, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on May 24, 2011, Commission File Number 000-31343.

10.15**

Firm Corporate Offer for International Coal Sales dated April 4, 2011 between Modern Coal, LLC, a Texas limited liability company, and Advent Enterprises Inc., filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on May 24, 2011, Commission File Number 000-31343.

10.16**

Certificate of Formation of Global Earth Natural Resources, L.L.C., a Texas limited liability company, dated May 23, 2011, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on May 24, 2011, Commission File Number 000-31343.

10.17**

Amended Rescission of Plan and Agreement of Triangular Merger Between Global Earth Energy, Inc. and RCI Solar, Inc., executed on March 18, 2011, between Global Earth Energy, Inc., RCI Solar, Inc., and Melvin K. Dick, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on March 22, 2011, Commission File Number 000-31343.

10.18**

Amendment to Memorandum of Understanding between Global Earth Energy, Inc. and L. B. Tim Co., Ltd., dated March 23, 2011, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on April 8, 2011, Commission File Number 000-31343.

10.19**

Termination notice with respect to the Bio Lubbock Joint Venture Agreement, received on March 29, 2011, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on April 8, 2011, Commission File Number 000-31343.

10.20**

Joint Venture Agreement dated April 7, 2011, between Global Earth Energy, Inc. and Modern Coal, LLC, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on April 8, 2011, Commission File Number 000-31343.

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

10.34**

Amended Charter of the Finance Committee of Global Earth Energy, Inc., filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K/A, Amendment No. 2, on March 25, 2011, Commission File Number 000-31343.

16.0**

Letter From Predecessor Independent Registered Public Accounting Firm, dated March 4, 2011, filed as Exhibit 16.0 to the registrant’s Current Report on Form 8-K/A on March 10, 2011, Commission File Number 000-31343.

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

99.6**

Press release issued on May 20, 2011, with respect to Firm Corporate Offer for International Coal Sales dated April 4, 2011 between Modern Coal, LLC, a Texas limited liability company, and Advent Enterprises Inc., filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K on May 24, 2011, Commission File Number 000-31343.

99.7**

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

99.8**

Press release issued on April 7, 2011, with respect to the Joint Venture Agreement between Global Earth Energy, Inc. and Modern Coal, LLC, dated April 7, 2011, filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K on April 8, 2011, Commission File Number 000-31343.

____________

*

Filed herewith.

**

Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EARTH ENERGY, INC.

Date: July 20, 2011.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and
   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland	Chief Executive Officer and Director	July 20, 2011
/s/ Edmund J. Gorman	Chief Financial Officer, Principal Accounting Officer, and Director	July 20, 2011

27