Form 10-K
period 2011-08-31
GLOBAL EARTH ENERGY, INC.
filed 2011-12-14
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended August 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on August 31, 2011 (based on the closing sale price of $0.0026 per share of the registrant’s common stock, as reported on the OTCQB on that date) was approximately $1,385,276.  Common stock held by each officer and director and by each person known to the registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At November 30, 2011, the registrant had outstanding 709,441,574 shares of common stock, par value $0.001 per share.

Table of Contents

Item 1.

Business.

3

Item 1A.

Risk Factors.

15

Item 1B.

Unresolved Staff Comments.

15

Item 2.

Properties.

15

Item 3.

Legal Proceedings.

15

Item 4.

(Removed and Reserved).

15

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities.

16

Item 6.

Selected Financial Data.

18

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

18

Item 8.

Financial Statements and Supplementary Data.

19

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

20

Item 9A.

Controls and Procedures.

20

Item 9A(T).

Controls and Procedures.

20

Item 9b.

Other Information.

21

Item 10.

Directors, Executive Officers and Corporate Governance.

21

Item 11.

Executive Compensation.

22

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters.

22

Item 13.

Certain Relationships and Related Transactions and Director Independence.

22

Item 14.

Principal Accounting Fees and Services.

22

Item 15.

Exhibits, Financial Statement Schedules.

232

10-K SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized.  Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel.  These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management’s Discussion and Analysis of Financial Condition and Results of Operations."  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Item 1. Business.

Company Overview

Global Earth Energy’s ("Global") mandate is to build and operate green alternative energy technologies to aid the world’s energy crisis and help relieve the green house effect. To achieve this objective Global intends to operate a one million gallon per year biodiesel pilot plant. In addition to the production of biodiesel, Global is vigorously pursuing a strategy of expanding into the parallel solar and wind turbine energy markets. Global is confident that this strategy will achieve market diversification, expand its customer base and increase product margins. Our plan is to develop sustainable alternative energy sources that are situated close to the energy end users and tailored to their needs.

Biodiesel is an alternative fuel (i.e., not derived from petroleum) that has important environmental and economic advantages over petroleum-based diesel ("petro diesel" ). It is derived from renewable agricultural-based resources, including vegetable oils, recycled grease and animal fats, and has significant environmental benefits. According to the Methanol Institute and International Fuel Quality Center, biodiesel is non-toxic and bio-degradable with no emissions of sulfur and significantly lower emissions of particulate matter, carbon monoxide, and hydrocarbons than petro diesel when burned. According to U.S. Department of Energy studies, the use of 100% biodiesel (B100) results in a 78.5% reduction in carbon dioxide emissions when compared to petro diesel. Biodiesel is a registered fuel with the Environmental Protection Agency ("EPA" ) and is recognized by the Department of Transportation. The demand for biodiesel has soared as consumers and public policy makers recognize its positive impact on air quality, as well as its economic and national security benefits.

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

Changing the Scope of Our Business

Global Earth Energy’s ("Global") mandate is to build and operate green alternative energy technologies to aid the world’s energy crisis and help relieve the green house effect. To achieve this objective Global intends to operate a one million gallon per year biodiesel pilot plant. In addition to the production of biodiesel, Global is vigorously pursuing a strategy of expanding into the parallel solar and wind turbine energy markets. Global is confident that this strategy will achieve market diversification, expand its customer base and increase product margins.  Our plan is to develop sustainable alternative energy sources that are situated close to the energy end users and tailored to their needs.

Biodiesel is an alternative fuel (i.e., not derived from petroleum) that has important environmental and economic advantages over petroleum-based diesel ("petro diesel"). It is derived from renewable agricultural-based resources, including vegetable oils, recycled grease and animal fats, and has significant environmental benefits. According to the Methanol Institute and International Fuel Quality Center, biodiesel is non-toxic and biodegradable with no emissions of sulfur and significantly lower emissions of particulate matter, carbon monoxide, and hydrocarbons than petro diesel when burned. According to U.S. Department of Energy studies, the use of 100% biodiesel (B100) results in a 78.5% reduction in carbon dioxide emissions when compared to petro diesel. Biodiesel is a registered fuel with the Environmental Protection Agency ("EPA") and is recognized by the Department of Transportation. The demand for biodiesel has soared as consumers and public policy makers recognize its positive impact on air quality, as well as its economic and national security benefits.

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

Material Agreement

Transaction with Dutchess Private Equities Fund, Ltd.

On April 24, 2007, we entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the "Investor"). Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of our common stock over the course of up to thirty-six (36) months. The amount that we shall be entitled to request from each purchase ("Puts") shall be equal to, at our election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the put date. The Company has received $-0- and $56,158, net of fees for the years ended August 31, 2011 and 2010, respectively. As of August 31, 2010 this agreement was terminated per the contract maturity date.

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

In connection with the Agreement, we entered into a Registration Rights Agreement with Dutchess ("Registration Agreement"). Pursuant to the Registration Agreement, we are obligated to file a registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the Investment Agreement within fifteen (15) days after the closing date. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within ninety (90) days after the closing date. The Agreement does not impose any penalties on us for failure to meet either the 30 day or 90 day obligations, however, we shall endeavor to meet both such deadlines.

On May 20, 2010 the Company entered into an investment agreement with Dutchess Private Opportunity Fund II, LP (The Investor). Pursuant to this agreement, the Investor shall commit to purchase up to $10,000,000 of the Company’s common stock over the course of thirty-six (36) months.  The amount that the Company shall be entitled to request from each purchase "Puts" shall be equal to either up to $250,000 or 200% of the average daily volume (US Market Only) of the common stock for the three (3) trading days prior to the Put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put date.

For the year ended August 31, 2010 no activity had been transacted. Subsequently, on October 12, 2010 this agreement was terminated.

AGS Capital Group, LLC Investment Agreement.

On October 11, 2010, the registrant, Global Earth Energy, Inc., a Nevada corporation, and AGS Capital Group, LLC executed that certain AGS Investment Agreement which provided upon the terms and subject to the conditions contained therein, the registrant shall issue and sell to AGS Capital, from time to time as provided herein, and AGS Capital shall purchase from the registrant up to Ten Million Dollars ($10,000,000) of the registrant’s fully registered, freely tradable common stock, par value $0.001 per share (the "the Common Stock") pursuant to the Securities Act of 1933, as amended (the "Securities Act").

On October 11, 2010 AGS was granted 10,000,000 shares common stock valued at $110,000 as part of their investment agreement executed October 5, 2010. The shares were expensed upon grant and the agreement was later dissolved.

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

Asher Enterprises, Inc.

On October 5, 2010, the registrant and Asher Enterprises, Inc., a Delaware corporation, executed that certain Securities Purchase Agreement, whereby Asher Enterprises desires to purchase and the registrant desires to issue and sell, upon the terms and conditions set forth in the Asher Enterprises Agreement an 8% Convertible Promissory Note of the registrant in the aggregate principal amount of $65,000.00 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the "Note"), convertible into shares of common stock of the registrant (the "Common Stock"), upon the terms and subject to the limitations and conditions set forth in such Note.

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

During the year ended August 31, 2011 the Asher note issued on October 5, 2010 for $65,000 and accrued interest of $2,102 was converted for 28,181,919 shares of common stock.

On December 6, 2010, the registrant and Asher Enterprises, Inc., a Delaware corporation, executed that certain Securities Purchase Agreement, whereby Asher Enterprises desires to purchase and the registrant desires to issue and sell, upon the terms and conditions set forth in the Asher Enterprises Agreement an 8% Convertible Promissory Note of the registrant in the aggregate principal amount of $40,000.00 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the "Note"), convertible into shares of common stock of the registrant (the "Common Stock"), upon the terms and subject to the limitations and conditions set forth in such Note.

Pursuant to the convertible debenture the investor may convert the debenture into common stock of the Company at a conversion price of 58% of the average price for the lowest three trading prices for the common stock for ten trading days ending one trading day prior to the date of conversion notice sent by the holder to the Company.

During the year ended August 31, 2011 the Asher note issued on October 5, 2010 for $40,000 and accrued interest of $1,578 was converted for 18,774,327 shares of common stock.

 On April 27, 2010, the registrant and Asher Enterprises, Inc., a Delaware corporation, executed that certain Securities Purchase Agreement, whereby Asher Enterprises desires to purchase and the registrant desires to issue and sell, upon the terms and conditions set forth in the Asher Enterprises Agreement an 8% Convertible Promissory Note of the registrant in the aggregate principal amount of $27,500.00 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the "Note"), convertible into shares of common stock of the registrant (the "Common Stock"), upon the terms and subject to the limitations and conditions set forth in such Note.

The registrant hereby promises to pay to the order of Asher Enterprises, Inc. or registered assigns (the "Holder") the sum of $27,500.00 together with any interest as set forth herein, on January 31, 2012 (the "Maturity Date"), and to pay interest on the unpaid principal balance hereof at the rate of eight percent (8%) (the "Interest Rate") per annum from the date hereof (the "Issue Date") until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.  This Note may not be prepaid in whole or in part except as otherwise explicitly set forth herein with the prior written consent of the Holder which may be withheld for any reason or no reason.  Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid ("Default Interest").

Pursuant to the convertible debenture the investor may convert the debenture into common stock of the Company at a conversion price of 58% of the average price for the lowest three trading prices for the common stock for ten trading days ending one trading day prior to the date of conversion notice sent by the holder to the Company.

All payments due hereunder (to the extent not converted into common stock (the "Common Stock") in accordance with the terms hereof) shall be made in lawful money of the United States of America.

Entry into a Material Definitive Agreement with Reflora do Brasil.

On November 22, 2010, Global Earth Energy Inc., Inc., a Nevada corporation (the "registrant") and Reflora do Brasil, a Brazilian corporation ("RDB") executed that certain Joint Venture Agreement with respect to the registrant acting as a broker on behalf of RDB for the sale by RDB of carbon credits (the "Credits") relating to certain property located in Brazil (the "Para Property") as described in Joint Venture Agreement.  The proceeds from the sale of the Credits brokered by the registrant for RDB shall be split as follows: sixty percent of the proceeds shall be distributed to the owners of the Para Property, who are represented by RDB, and forty percent to the registrant.

The term of the Joint Venture Agreement shall be for the life of the project and corresponding crediting periods from the effective date of the Joint Venture Agreement, unless sooner terminated as therein provided, subject to and upon the conditions specified therein.  Either party may terminate the Joint Venture Agreement at anytime for any reason upon 30 days’ prior notice to the other party.  After the date of  termination of the Joint Venture Agreement ("Termination Date") regardless of terminating party, the registrant shall be entitled to all fees due for sales of Credits completed prior to the Termination Date.

As a result of the Joint Venture Agreement, the registrant issued 72,142,973 shares of its common stock to Strategic Alliance Consulting Group, Ltd., George D. Sinnis, Glenn Sturm, Nelson Mullins Riley & Scarborough LLP, and Raymond F. Barbush III, pursuant to various Joint Venture Compensation Agreements executed on November 22, 2010, as follows:

62,642,973 shares to Strategic Alliance Consulting Group, Ltd.;

2,000,000 shares to George D. Sinnis;

500,000 shares to Glenn Sturm;

2,000,000 shares to Nelson Mullins Riley & Scarborough LLP; and

5,000,000 shares to Raymond F. Barbush III.

In addition, the registrant agreed to pay the sum of $120,000.00 to Strategic Alliance Consulting Group, Ltd.

Copies of the Joint Venture Agreement and the Joint Venture Compensation Agreements were attached as exhibits to a current report filed with the Commission on November 23, 2010.

No Change of Control

As a result of the various Joint Venture Compensation Agreements above described, Strategic Alliance Consulting Group, Ltd., George D. Sinnis, Glenn Sturm, Nelson Mullins Riley & Scarborough LLP, and Raymond F. Barbush III (the "Joint Venture Compensation Stockholders") will own approximately 40 percent of the issued and outstanding shares of the Global Earth Common Stock, with the remaining approximately 60 percent owned by the current Global Earth stockholders.  However, it should be understood that one stockholder of Global Earth owns 1,000,000 shares of the Global Earth Class B preferred stock which has voting rights equal to 500 shares of the Global Earth Common Stock for every one share of Global Earth preferred stock held, which equates to voting rights of 500,000,000 shares of the Global Earth Common Stock, which amount exceeds the outstanding shares of the Global Earth Common Stock.  Therefore, due to the voting rights contained in the outstanding shares of the Global Earth preferred stock, there will be no change of control in Global Earth.

Except as described herein, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangement exists that might result in a future change of control of Global Earth.  Global Earth, for the foreseeable future, will continue to be a "smaller reporting company," as defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

On date of this report, there were approximately 78,473,156 shares of the Global Earth Common Stock outstanding owned by the Global Earth Stockholders who were not "affiliates" as defined in the Securities Act.  These approximate 78,473,156 shares constituted the "public float" of Global Earth prior to the date of this report and will continue to represent the only shares of the Global Earth Common Stock that are currently eligible for resale under Rule 144.

Prior to the Joint Venture Agreement, there were no material relationships between Global Earth and any of the Joint Venture Compensation Stockholders, or any of their respective affiliates, directors or officers, or any associates of their respective officers or directors.

The RCI Solar, Inc. Plan of Merger

On May 10, 2010, Global Earth Energy, Inc., a Nevada corporation ("Global Earth" or the "registrant"), Global Earth Energy Acquisition Company, a Wyoming corporation (the "Subsidiary"), 688239 B.C. Ltd., a British Columbia corporation ("688239 B.C."), and Melvin K. Dick (the "688239 B.C. Stockholder") executed and closed a Plan and Agreement of Triangular Merger (the "Plan of Merger"), whereby 688239 B.C. merged into the Subsidiary, a wholly-owned subsidiary of the registrant (the "Merger").  As a result of the Merger, the 688239 B.C. Stockholder received shares of the common stock of the registrant, par value $0.10 per share (the "Global Earth Common Stock") in exchange for all of his shares of the common stock of 688239 B.C., without par value per share (the "688239 B.C. Common Stock").  The basic terms of the Plan of Merger were as follows:

Plan Adopted.  A plan of merger whereby 688239 B.C. merges with and into the Subsidiary (this "Plan of Merger"), pursuant to the provisions of laws of the Province of British Columbia and the State of Wyoming and Section 368(a)(2)(D) of the Internal Revenue Code of 1986, as amended, was adopted as follows:

688239 B.C. was merged with and into the Subsidiary, to exist and be governed by the laws of the State of Wyoming.

The Subsidiary was the surviving corporation (the "Surviving Corporation") and its name was changed to RCI Solar, Inc.  The Surviving Corporation continued to be a wholly-owned subsidiary of Global Earth.

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

Rescission of the RCI Solar, Inc. Plan of Merger

Some of the pertinent provisions of the Rescission of Plan and Agreement of Triangular Merger Between Global Earth Energy, Inc. and RCI Solar, Inc. were as follows:

Rescission of the Plan of Merger.  Due to the difficulties of completing an audit of the Subsidiary, the parties to the Plan of Merger desire to rescind the Plan of Merger (the "Rescission").  As a result of the Rescission, Global Earth has transferred to Melvin Dick all of Global Earth’s interest in the 5,000 shares of the Class A Common Stock of 688239 B.C. which Melvin Dick previously agreed to deliver to Global Earth.  Melvin Dick shall be permitted to retain the 65,000,000 shares of the Global Earth Common Stock which he received in connection with the Plan of Merger.

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

On June 16, 2011, the Company acquired a 25% equity ownership in Global Earth Natural Resources Inc., a New Brunswick corporation. The Company provided no consideration for the transfer as the transferor is under common control.
The book value of the ownership received was immaterial and therefore there was no related accounting impact from the transfer.

Global Earth Natural Resources Inc.’s business plans include plans to develop natural resources for multiple end use purposes, including coal and other minerals.  Global Earth Natural Resources Inc. is in the process of being listed on a major global stock exchange.

Employees

None.

Transfer Agent

Transfer Online, Inc. is our transfer agent.

Item 1A.

Risk Factors.

Not applicable.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

Our corporate office is located at 1213 Culberth Drive, Wilmington, North Carolina 28405 which we rent at the rate of $250.00 per month.  In addition, we use approximately 400 square feet of office space at 5050 De Sorel, Suite 110 Montreal, Quebec, Canada H4P 1G5.  We believe that all of our facilities are adequate for at least the next 12 months.  We expect that we could locate other suitable facilities at comparable rates, should we need more space.’

Item 3.

Legal Proceedings.

None.

Item 4.

(Removed and Reserved).

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since April 17, 2006, following the change in our corporate name from International Development Corp. to Global Wataire, Inc., our common stock was been quoted on the OTC Bulletin Board under the symbol "GWTE.OB."  Beginning in July 2001, until December 9, 2004, our symbol was "OZLU.OB."  When we changed our corporate name from Ozolutions, Inc. to International Development Corp. on December 9, 2004, our symbol changed to "IDVL.OB."  Subsequently, when we changed our corporate name to Global Earth Energy Inc. on February 5, 2008, our symbol changed to "GEEG.OB"  Our symbol was changed on mMay 20, 2009 to "GLER.OB."  Since, February, 2011, our shares have been quoted on the OTCQB maintained by Pink Sheets, Inc. under the symbol "GLER.PK."  Since February, 2011, our shares are no longer quoted on the OTC Bulletin Board.

The following table sets forth, for the fiscal quarters indicated, the high and low bid prices.  These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal 2010 Quarter Ended:
November 30, 2009	$ 0.03	$ 0.02
February 28, 2010	$ 0.02	$ 0.01
May 31, 2010	$ 0.10	$ 0.05
August 31, 2010	$ 0.03	$ 0.02

Fiscal 2011 Quarter Ended:
November 30, 2010	$ 0.03	$ 0.0022
February 28, 2011	$ 0.021	$ 0.0031
May 31, 2011	$0.0133	$ 0.0034
August 31, 2011	$ 0.0051	$ 0.0026

We currently have 709,441,574 shares of our common stock outstanding.  Our shares of common stock are held by approximately 1,688 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  There is no trading market for the shares of our preferred stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Common Stock	(a)	(b)	(c)
Equity compensation plans approved by security holders	35,000,000	$0.003 - $0.76	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-

Total	35,000,000		-0-

Preferred Stock – Class A
Equity compensation plans approved by security holders	365,000	$8.60 - $15.20	-0-

Equity compensation plans not approved by security holders	-0-	$-0-	-0-

Total	365,000		-0-

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Comparison of consolidated results of operations for the years ended August 31, 2011 and August 31, 2010.

Revenue for the years ending August 31, 2011 and 2010 was $-0- and $20,000, respectively.  These revenues were professional services generated from our subsidiary, Knightsbridge Corp., for assisting an unrelated party in becoming a public company.  Cost of goods sold was $-0-, for each of the years ending August 31, 2011 and 2010.  Gross profit was $-0- and $20,000 for fiscal 2011 and 2010, respectively.

The net loss for the year ended August 31, 2011 was $4,520,865 compared to a net loss of $6,222,273 for the year ended August 31, 2010.  Expenses for the year ended August 31, 2011 decreased $1,704,904 over the year ended August 31, 2010.  Decreases in total expenses can be directly attributable to a decrease in compensation expenses – stock awards of $3,925,039, an increase in consulting expense of $1,070,048, a decrease in bad debt of $56,750, an increase general and administrative costs of $332,542, an increase in interest expense of $156,752 a decrease in impairment loss of $383,853 resulting from the impairment of the joint venture, an increase in loss on conversion of $180,000 and an increase in loss on derivative of $864,646.  Interest expense increased over fiscal 2010 as a result of the increase in the outstanding balances owing to directors and outside parties and amortization of debt discount, while discontinued operations of $16,504 for year end August 2010 was the result of the rescission to the Plan of Merger.

Liquidity and Capital Resources

Comparison for the fiscal years ended August 31, 2011 and August 31, 2010.

Our operations used approximately $342,196 in cash during the year ended August 31, 2011 compared to $80.910 used during the year ended August 31, 2010.  Cash required during the year ended August 31, 2011 came principally from the proceeds from issuance of convertible debt in the amount of $132,500 and  proceeds from issuance of debt in the amount of $258,623 compared to the year ended August 31, 2010, which came principally from the sale of stock in the amount of $72,658..

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

The shares were sold on a "best efforts" basis on the Berlin Stock Exchange in Berlin, Germany through various authorized selling agents. All cash payments for the shares were immediately available for use by the Company without the use of any escrow agent.

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (prior authoritative literature, EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.") The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, which ever is more readily determinable in accordance with ASC 718.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Subsequent Events.

On September 20, 2011, the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan for the Year 2011, No. 2.  The purpose of this Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, by paying their retainer or fees in the form of shares of the Company’s common stock.  40,000,000 shares of common stock are registered to this plan at an offering price of $.0014.  The Plan shall expire on September 20, 2021.

Item 8.

Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-29.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

’None.

Item 9A.

Controls and Procedures.

See Item 9A(T) below.

Item 9A(T).

Controls and Procedures.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended August 31, 2011, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management identified the following conditions that indicated that our internal control over financial reporting and our disclosure controls and procedures were not effective:

•

Accounts payable and accrued expenses are inadequately being maintained as there is no policy for unpaid invoice documentation.

•

Reconciliations of shares outstanding between the accounting records and the stock transfer agent are not performed timely.

•

The Company has a material weakness in providing GAAP compliant financial statement disclosures without external assistance.

•

The Company lacks proper segregation of duties.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the registrant’s internal control over financial reporting through the date of this report or during the period ended August 31, 2011, that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9b.

Other Information.

Incorporated by reference from the registrant’s report on Form 10-K dated December 15, 2011.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the registrant’s Form 10-K, Amendment No. 2, to the registrant’s Annual Report on Form 10-K for the annual period ended August 31, 2011 filed on March 25, 2011.

Item 11.

Executive Compensation.

Incorporated by reference from the registrant’s Form 10-K, Amendment No. 2, to the registrant’s Annual Report on Form 10-K for the annual period ended August 31, 2011 filed on March 25, 2011.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the registrant’s Form 10-K, Amendment No. 2, to the registrant’s Annual Report on Form 10-K for the annual period ended August 31, 2011 filed on March 25, 2011.

Item 13.

Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference from the registrant’s Form 10-K, Amendment No. 2, to the registrant’s Annual Report on Form 10-K for the annual period ended August 31, 2011 filed on March 25, 2011.

Item 14.

Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by EFP Rotenberg LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2010 were $30,950.

The aggregate fees billed by M&K CPAS, PLLC for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2011 were $31,000.

The aggregate fees billed by EFP Rotenberg LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2011 were $-0-.

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

The aggregate audit-related fees billed by EFP Rotenberg, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2011 were $5,500 for procedures associated with restatements of 10-K/A for August 31, 2010 and reviews of S-8s.

The aggregate audit-related fees billed by M&K CPAS, PLLC for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2011 were $-0-.

Tax Fees

The aggregate tax fees billed by Carolyn Merrill, CPA for professional services rendered for tax services for fiscal year ended August 31, 2010 were $2,250.

The aggregate tax fees billed by Carolyn Merrill, CPA for professional services rendered for tax services for fiscal year ended August 31, 2011 were $2,500.

All Other Fees

The aggregate other fees billed by Rotenberg & Company, LLP for professional services rendered during the fiscal years ended August 31, 2010 and 2011 was $-0- and $3,400, respectively for  services rendered in S-8 filings.

The aggregate other fees billed by M&K CPAS, PLLC for professional services rendered during the fiscal year ended August 31, 2011 were $3,350.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

•

All financial statements are included in Item 8 of this report.

•

All financial statement schedules required to be filed by Item 8 of this report and the exhibits contained in this report are included in Item 8 of this report..

•

The following exhibits are attached to this report:

Exhibit No.	Identification of Exhibit
2.1**

Plan and Agreement of Triangular Merger between Global Earth Energy, Inc., Global Earth Energy Acquisition Company, 688239 B.C. Ltd., and Melvin K. Dick dated May 10, 2011, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K on May 10, 2011, Commission File Number 000-31343.

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

Date: December 14, 2011.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sydney A. Harland SYDNEY A. HARLAND	Chief Executive Officer and Director	December 14, 2011
/s/ Edmund J. Gorman EDMUND J. GORMAN	Chief Financial Officer, Principal Accounting Officer and Director	December 14, 2011
/s/ Betty-Ann Harland BETTY-ANN HARLAND	Chairman	December 14, 2011
/s/ Robert Glassen ROBERT GLASSEN	Director	December 14, 2011
/s/ Arthur N. Kelly ARTHUR N. KELLY	Director	December 14, 2011
/s/ Richard Proulx RICHARD PROULX	Director	December 14, 2011

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

FINANCIAL REPORTS
AT
AUGUST 31, 2011

GLOBAL EARTH ENERGY, INC.

(A DEVLOPMENT STAGE COMPANY)

Wilmington, North Carolina

TABLE OF CONTENTS

Consolidated Balance Sheets at August 31, 2011 and 2010 (Restated)                                     F- 4

Consolidated Statements of Operations for the Years Ended August 31, 2011 and 2010(Restated)

and for the Period from the Date the Company Re-entered the Development

Stage (March 1, 2010) Through August 31, 2011

F-5

Consolidated Statements of Cash Flows for the Years Ended August 31, 2011 and 2010

 (Restated) and for the Period from the Date the Company  Re-entered the Development

 Stage (March 1, 2010) Through August 31, 2011

F-6

Consolidated Statements of Changes in Stockholders’ Deficit for the

  Years Ended August 31, 2011 and 2010  (Restated)                                                              F-7

Notes to Consolidated Financial Statements

F-8 -29

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Global Earth Energy, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Global Earth Energy, Inc. (a development stage company) as of August 31, 2011, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. The financial statements for the year ended August 31, 2010 were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period March 31, 2010 (date of re-entering development stage) through August 31, 2011, insofar as it relates to amounts for prior periods through August 31, 2010, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Earth Energy, Inc. as of August 31, 2011, and the results of its operations, changes in stockholders' deficit and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has reported recurring losses from operations and had a working capital deficit at August 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

December 14, 2011

Certified Public Accountants | 280 Kenneth Drive, Suite 100 | Rochester, New York 14623 | 585.427.8900 | EFPRotenberg.com

EFP ROTENBERG what counts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Global Earth Energy, Inc.

We have audited the accompanying consolidated balance sheet of Global Earth Energy, Inc. as of August 31, 2010 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended August 31, 2010. Global Earth Energy, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As discussed in Note N to the consolidated financial statements, the Company has restated its financial statements to retrospectively correct an error in the Company's accounting of a reverse stock split that occurred on May 18, 2009 which had improperly valued the Par Value of Common Stock, and, to account for warrants issued to the Company's attorney during the year ended August 31, 2010, which were unreported. There was no impact to net loss due to the change in Par Value of Common Stock. The warrants issued to the Company's attorney increased net loss for the year ended August 31, 2010 by $135,960.

EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
December 15, 2010, except for Note N,
as to which the date is January 17, 2011.

-F-3

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED BALANCE SHEETS

		(Restated)
August 31,	2011	2010

ASSETS
Current Assets
Cash and Cash Equivalents	$ 9,574	$ 70
Prepaid Expenses	––	52,820

Total Assets	$ 9,574	$ 52,890

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Note Payable – Related Party	$ 236,500	$ ––
Note Payable	15,000	––
Convertible Notes Payable, Net	6,797	––
Accrued Expenses	227,743	480,336
Due to Joint Venture	101,250	––
Derivative Liabilities	163,934	––
Accrued Interest ($415,790 owed to related parties)	416,542	339,449
Accrued Compensation - Directors	2,809,968	2,249,811
Due to Directors	400	13,950

Total Liabilities	3,978,134	3,083,546

Stockholders' Deficit
Common Stock : $.001 Par; 800,000,000 Shares Authorized;
709,471,574 and 121,624,800 Issued and 709,441,574 and 121,594,800 Outstanding	709,472	121,625

Stock Held in Escrow: 104,347,446 and -0- Held in Escrow, respectively	(775,554)	––

Common Stock, Class B: $.001 Par; 50,000 Shares
Authorized; -0- Issued and Outstanding	––	—

Preferred Stock, Class A: $.001 Par; 10,000 and 1,000,000 Shares Authorized; -0-and 30,000 Issued and Outstanding, respectively	––	30

Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
3,000,000 and 1,000,000 Issued and Outstanding, respectively	3,000	1,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	––	—
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	––	—

Additional Paid-In-Capital	13,642,134	9,873,436
Accumulated Deficit	(7,419,591)	(7,419,591)
Accumalted Deficit since re-entering the development stage	(10,125,021)	(5,604,156)
Treasury Stock – 30,000 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(3,968,560)	(3,030,656)

Total Liabilities and Stockholders' Deficit	$ 9,574	$ 52,890

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A NEVADA CORPORATION)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period From
			Date of re-entering the Development Stage
			March 1, 2010
		(Restated)	Through
For the Years Ended August 31,	2011	2010	August 31, 2011

Revenues, Net	$ ––	$ 20,000	$ ––

Cost of Goods Sold	—	—	—

Gross Profit	––	20,000	––

Expenses
Compensation Expense	92,371	4,017,410	4,082,781
Consulting Fees	1,937,355	867,307	2,360,097
General and Administrative	652,281	319,739	899,041
Impairment Loss	444,643	828,496	1,273,191
Interest Expense	349,569	192,817	448,761
Loss on Conversion	180,000	––	180,000
Loss on Derivative	864,646	––	864,646

Total Expenses	4,520,865	6,225,769	10,108,517
	,
Loss from Operations Before
Provision for Taxes	(4,520,865)	(6,205,769)	(10,108,517)

Provision for Taxes	—	—	—

Loss from Operations	(4,520,865)	(6,205,769)	(10,108,517)

Discontinued Operations
Loss from Discontinued Operations	––	(16,504)	(16,504)

Net Loss	$ (4,520,865)	$(6,222,273)	$ (10,125,021)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	416,832,466	52,767,010

Net Loss Per Common Share -
Basic and Diluted – Continuing Operations	$ (.01)	$ (.12)
Basic and Diluted – Discontinued Operations	$ (.00)	$ (.00)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Date of re-entering the Development Stage
			March 1, 2010
	(Restated)		Through
For the Years Ended August 31,	2011	2010	August 31, 2011

Cash Flows from Operating Activities

Net Loss	$ (4,520,865)	$ (6,222,273)	$ (10,125,021)

Non-Cash Adjustments:
Bad Debt	5,000	61,750	66,750
Discontinued Operations	––	16,504	16,504
Imputed Interest on Note Payable	9,335	––	9,335
Preferred Stock Issued in Exchange for Services Rendered	600,000	––	600,000
Common Stock Issued in Exchange for Services Rendered	973,320	191,800	1,002,120
Common Stock Issued for Prepaid Consulting	—	(52,820)	—
Compensation Expense – Stock Option Awards	92,371	4,017,410	4,082,781
Impairment Loss	444,643	828,496	1,273,139
Amortization of Debt Discount	111,797	––	111,797
Loss on Conversion of accrued expenses for stock payable	180,000	––	180,000
Loss on Derivative	864,646	—	864,646
Changes in Assets and Liabilities:
Prepaid Expenses	52,820	––	110,875
Other Assets	(5,000)	––	(5,000)
Accrued Expenses	––	248,906	135,602
Accrued Interest	––	192,817	99,192
Accrued Compensation - Directors	849,737	636,500	1,167,987

Net Cash Flows from Operating Activities	(342,196)	(80,910)	(409,293)

Cash Flows from Investing Activities
Cash Paid to Joint Venture	(18,750)	––	(18,750)

Cash Flows from Financing Activities
Cash Proceeds from Convertible Debt	132,500	––	132,500
Cash Proceeds from Issuance of Debt	15,000	––	15,000
Cash Proceeds from Sale of Stock	––	72,658	72,658
Cash Proceeds from Issuance of Related Party Debt	243,623	––	243,623
Repayment of Related Party Debt	(20,673)	––	(20,673)
Advances from (Repayment to) Directors - Net	––	(5,575)	(5,781)

Net Cash Flows from Financing Activities	370,450	67,083	437,327

Net Change in Cash and Cash Equivalents	9,504	(13,827)	9,284

Cash and Cash Equivalents - Beginning of Year	70	13,897	290

Cash and Cash Equivalents - End of Year	$ 9,574	$ 70	$ 9,574

Supplemental Disclosures
Interest Paid	$ 147,665	$ —	$ 147,665
Income Taxes Paid	$ —	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:
Net Assets Acquired from Acquisition of 688239 B.C.	$ —	$ 845,000	$ 845,000
Common Stock Issued in Payment of Debt	$ —	$ 350,435	$ 350,435
Investment in Joint Venture & Due to Joint Venture	$ 120,000	$ —	$ 120,000
Common Stock Issued for Investment in Joint Venture	$ 324,643	$ —	$ 324,643
Common Stock Issued for Assets and Liabilities Assumed in Merger	$ —	$ 845,000	$ 845,000
Common Stock Issued to Relieve Accrued Expenses	$ 136,400	$ —	$ 136,400
Stock Payable Reclassed to Derivative Due to Tainted Equity	$ 505,000	$ —	$ 505,000
Discounts on Debt due to Derivative Liability	$ 132,500	$ —	$ 132,500
Common Stock Issued to Escrow	$ 1,245,117	$ —	$ 1,245,117
Conversion of Preferred Stock	$ 6,000	$ —	$ 6,000
Derivative Liability Settled for Common Stock Issued	$ 1,338,212	$ —	$ 1,338,212
Common Stock Issued from Escrow for Conversion of
Convertible Note Payable	$ 108,680	$ —	$ 108,680

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A NEVADA CORPORATION)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common	Common	Stock	Preferred Stock			Additional		Treasury	Total
	Stock	Stock	Held in	($.001 Par)			Paid - In	Accumulated	Stock	Stockholders’
	Shares	($.001 Par)	Escrow	Class A	Class B	Class C	Capital	Deficit	at Cost	Deficit

Balance - September 1, 2009	6,272,334	$ 6,273	$ ––	$ 96	$1,000	$1,000	$ 4,510,418	$(6,801,474)	$(3,000)	$(2,285,687)

Compensation Expense – Stock Awards	—	—	—	—	—	—	4,017,410	—	—	4,017,410

Common Stock Issued in Exchange for Services Rendered	8,200,000	8,200	—	—	—	—	183,600	—	—	191,800

Common Stock Issued for Cash	4,452,466	4,452	—	—	—	—	68,207	—	—	72,659

Preferred Stock Converted to Common	14,200,000	14,200	—	(66)	—	(1,000)	(13,134)	—	—	—

Common Stock Issued in Payment of Debt	23,500,000	23,500	—	—	—	—	326,935	—	—	350,435

Common Stock Issued in Plan of Merger	65,000,000	65,000	—	—	—	—	780,000	—	—	845,000

Net Loss - Restated	—	—	—	—	—	—	—	(6,222,273)	—	(1,012,900)

Balance - August 31, 2010 (Restated)	121,624,800	121,625	—	30	1,000	—	9,873,436	(13,023,747)	(3,000)	(3,030,656)

Shares Issued – Joint Venture Agreement	72,142,973	72,143	––	––	––	––	252,500	––	––	324,643

Compensation Expense – Stock Option Awards	—	—	—	—	—	—	92,371	—	—	92,371

Shares Issued to Escrow Held for Notes Payable Conversion	151,303,801	151,304	(1,245,117)	—	—	—	1,093,813	—	—	—

Escrow Shares Issued Upon Conversion of Notes Payable	—	—	469,563	—	—	—	(360,883)	—	—	108,680

Preferred Stock Issued in Exchange for Services Rendered	—	—	—	—	2,000	—	598,000	—	—	600,000

Common Stock Issued in Exchange for Services Rendered	197,400,000	197,400	—	—	—	—	775,920	—	—	973,320

Preferred Stock Converted to Common	6,000,000	6,000	—	(30)	—	—	(5,970)	—	—	—

Settlements of Derivative Liabilities	137,000,000	137,000	—	—	—	—	1,201,212	—	—	1,338,212

Imputed Interest on Non-Interest Notes	—	—	—	—	—	—	9,335	—	—	9,335

Common Stock Issued to Relieve Accrued Expenses	24,000,000	24,000	––	––	––	––	112,400	––	––	136,400

Net Loss			—	—	—	—	—	(4,520,865)	—	(4,520,865)

Balance - August 31, 2011	709,471,574	$ 709,472	$ (775,554)	$ ––	$3,000	$ ––	$13,642,134	$(17,544,612)	$(3,000)	$ (3,968,560)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – The Company

International Development Corp. (“IDC”) was formed on October 22, 2004, under the laws of the state of Nevada.  On December 9, 2004, IDC merged with Ozolutions Inc., a Delaware Corporation, which was formed on January 10, 1996 as Unipak Process, Inc., with IDC as the surviving corporation.  On April 14, 2006 IDC changed its name to Global Wataire Inc. On February 5, 2008, the Company changed their name to Global Earth Energy, Inc.   The Company’s principal office is located in Wilmington, North Carolina.

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

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – The Company - continued

Scope of Business

The Company’s business objective is to maximize its resources to purchase holdings in the Coal, Oil and Gas field. The Company’s main focus is purchasing and mining coal assets with joint venture partners and operators. Given the high demand for coal as an energy source, the Company is only attempting to purchase coal properties that produce high grade steam or metallurgic coal. Further, the Company is keeping open the possibility of expanding its operations into the oil, gas and precious metal fields of mining.

Note B -

Summary of Significant Accounting Policies

                Method of Accounting

The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

   Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. There is no effect on net loss, cash flows or stockholders’ deficit as a result of these reclassifications.

   Development Stage Activities

The Company has not yet generated significant revenues since re-entering the development stage and has been defining its business operations and raising capital. All of the operating results and cash flows reported in the accompanying consolidated financial statements from March 1, 2010 through August 31, 2011 are considered to be those related to development stage activities and represent the cumulative from inception amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 915, “Development Stage Enterprises”.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts. As of August 31, 2011 and 2010 the Company had no cash equivalents.

Income Taxes

The Company accounts for income taxes in accordance with generally accepted accounting principles which prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America.  As of August 31, 2011, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.  It is the Company’s policy to recognize any interest and penalties in the provision for taxes.

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

              Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of the common stock, warrants and convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments.  In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

- continued -

GLOBAL EARTH ENERGY, INC.

(A NEVADA CORPORATION)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B -

Summary of Significant Accounting Policies – continued

              Derivative Financial Instruments

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The Company uses a lattice model for valuation of the derivative.  When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the 12 months of the balance sheet date.

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

Note C -  Recently Issued Accounting Standards

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

Note C -  Recently Issued Accounting Standards - continued

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

Note D -  Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $17,544,612 at August 31, 2011.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E -  Share Activity

Stock Awards

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

On August 2, 2010, the Company’s attorney was granted as compensation for services warrants to buy 2,000,000 shares of the Company’s common stock at $0.035.  On April 5, 2011 these shares were cancelled and 2,000,000 shares were issued for relief of $11,000 of accrued amounts owed. The grant date fair value of the shares was equal to the liability relieved.

On August 11, 2011 the four board members were granted as compensation for services options to buy common stock at the last quoted common stock offering price as of that day.  A total of 33,000,000 options were granted at a price of $0.0028. These options vested immediately and have a ten year contractual term.

The following table provides the range of assumptions used by the Company, at the time stock options were issued.

For the year ended August 31, 2011 and 2010, $92,371 and $4,017,410 was expensed utilizing the Black-Scholes option pricing model, respectively.  The following weighted-average assumptions were used for the grants issued:

Common Stock	2011	2010

Dividend Yield	0.00%	0.00%

Expected Volatility	321.72%	305.88% - 314.96%

Discount Rate	1.02%	1.64% - 2.31%

Expected term of option	5 Years	5 Years

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity – continued

Stock Awards

Common Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2010
Balance - September 1, 2009	––		––
Options Granted	9,000,000	$0.027 - $0.076	9,000,000
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – August 31, 2010	9,000,000		9,000,000

2011
Balance - September 1, 2010	9,000,000	$0.027 - $0.076	9,000,000
Options Granted	33,000,000	$0.0028	33,000,000
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – August 31, 2011	42,000,000		42,000,000

Stock Awards

Stock Options - Preferred Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2011
Balance - September 1, 2010	365,000	$8.60 - $15.20	365,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – August 31, 2011	365,000		365,000

Common Stock

On March 2, 2010, a stockholder that is closely related to Betty-Ann and Sydney Harland (Chairman, and President, CEO and Director, respectively) converted 1,000,000 Preferred Class C shares to 1,000,000 common shares.

- continued -

-F14--

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

On September 9, 2010 Robert Levitt converted 30,000 Preferred Class A shares to 6,000,000 common shares.

In September of 2010 Norman Reynolds was issued 2,000,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $54,000 based on the value of the shares on the date of grant.

On September 27, 2010 Arthur Kelly and Gloria Leung were granted 2,000,000 and 1,000,000 shares of common stock, respectively for rewriting and updating the Company’s business plan.  These shares were valued at $78,000 based on the closing price on the date of the grant.

On September 27, 2010 Carolyn Merrill was granted 1,000,000 shares common stock from the Company as compensation as the Company’s accountant.  These shares were valued at $16,500 based on the closing price on the date of the grant.

On October 1, 2010 the Company entered into an agreement with Geoffrey Eiten (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in various industrial relations and marketing services. The term of the contract is for three months expiring on January 1, 2011.    In consideration for his services, the Contractor was granted 3,000,000 common shares on September 27, 2010.  These shares were valued at $49,500 based on the fair value of the shares on the grant date.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -   Share Activity – continued

Common Stock

On October 5, 2010, 25,390,685 shares of common stock were placed into escrow pursuant to the convertible note agreement made with Asher Enterprises, Inc. These shares were recorded in Stock Held in Escrow account at a value of $253,907 based on the grant date fair value of the shares.

During the fiscal year ended August 31, 2011 Robert Levitt agreed to accept 180,000,000 shares in lieu of payment of an accrued balance owed to him of $180,000. The value of the shares to be issued on the date of the agreement was $360,000 causing a loss of $180,000 for the conversion. This stock payable was later re-classed to the derivative liability due to the tainted equity environment and potential inability of the Company to share settle the instrument. As a result, the related value of the stock payable and issuances were re-valued at each issuance date and balance sheet date due to the mark to market requirements for the derivative liability.

On October 12, 2010 Robert Levitt was granted 9,000,000 shares of common stock in partial satisfaction of the 180,000,000 shares owed to him for prior consulting services. The value of the shares issued was $73,800. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

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

On November 8, 2010 Norman Reynolds was granted 6,000,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney. These shares were valued at $16,200 based on the value of the shares on the date of grant.

On November 23, 2010, 72,142,973 shares of common stock were granted to five shareholders to acquire 40% of the joint venture as determined pursuant to the joint venture agreement signed November 22, 2010 – see Note G.  Strategic Alliance, George Sinnis, Glenn Sturm, Atlantic Station and Raymond F. Barbush III received 62,642,973; 2,000,000; 500,000; 2,000,000 and 5,000,000 shares respectively. The fair value of the shares based on the agreement date was $324,643 and was capitalized as a part of the joint venture asset.

On October 11, 2010 AGS was granted 10,000,000 shares common stock valued at $110,000 as part of their investment agreement executed October 5, 2010. The shares were expensed upon grant and the agreement was later dissolved.

On December 3, 2010 Robert Levitt received 10,000,000 shares common stock in partial satisfaction of the 180,000,000 shares owed to him for prior consulting services. The value of the shares issued was $179,000. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -   Share Activity – continued

Common Stock

On December 9, 2010, 77,200,206 shares of common stock were placed into escrow pursuant to the convertible note agreement made with Asher Enterprises, Inc. These shares were recorded in Stock

               Held in Escrow account at a value of $772,002 based on the grant date fair value of the shares.

On December 21, 2010, Norman Reynolds was granted 6,000,000 shares of common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $30,000 based on the closing price on the date of the grant.

On December 21, 2010 Spiros Sinnis was granted 3,600,000 shares of common stock for his consultant work pertaining to the Joint Venture agreement between the Company and Reflora do Brasil.  These shares were valued at $15,120 based on the closing price on the date of the grant.

On January 11, 2011 Robert Levitt was granted 22,000,000 shares of common stock of the 180,000,000 shares owed. The value of the shares issued was $154,000. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

On January 31, 2011 Norman Reynolds was granted 3,000,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $10,500 based on the closing price on the date of the grant.

On January 26, 2011 the Company entered into an agreement with Spiros Sinnis (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in connection with strategic transactions. The term of the contract is for twelve months expiring on January 26, 2012. In consideration for his services, the Contractor was granted 6,000,000 common shares on January 31, 2011. These shares were valued at $19,200 based on the closing price on the date of the grant. The shares were expensed upon grant due to being fully vested.

On January 26, 2011 the Company entered into an agreement with Andrew Madenberg (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in connection with strategic transactions. The term of the contract is for twelve months expiring on January 26, 2012. In consideration for his services, the Contractor was granted 6,000,000 common shares on January 26, 2011. These shares were valued at $19,200 based on the closing price on the date of the grant. The shares were expensed upon grant due to being fully vested.

On February 9, 2011 GFC 2005 was granted 7,500,000 shares common stock valued at $34,500 as part of their joint venture agreement executed February 9, 2011. The shares were expensed on the grant date based on the agreement being terminated shortly thereafter.

On February 10, 2011 Robert Levitt received 15,000,000 shares common stock in partial satisfaction of 180,000,000 shares owed. The value of the shares issued was $315,000. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

On February 25, 2011 Norman Reynolds was granted 3,000,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $30,000 based on the closing price on the date of the grant.

On February 25, 2011 Carolyn Merrill was granted 3,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s accountant.  These shares were valued at $60,000 based on the closing price on the date of the grant.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -   Share Activity – continued

Common Stock

On March 2, 2011 Marie Fay was granted 1,300,000 shares common stock for services rendered.  These shares were valued at $13,000 based on the closing price on the date of the grant.

For the quarter ended May 31, 2011 Spiros Sinnis was granted 17,000,000 shares for services rendered in connection with his consultant contract.  These shares were valued at $92,000 based on the closing price on the date of the grants.

For the quarter ended May 31, 2011 Andrew Madenberg was granted 17,000,000 shares for services rendered in connection with his consultant contract.  These shares were valued at $92,000 based on the closing price on the date of the grants.

On February 1, 2011 the Company entered into an agreement with Geoffrey Eiten (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in various industrial relations and marketing services. The term of the contract is for six months expiring on August 1, 2011.    In consideration for his services, the Contractor was granted 2,000,000 common shares on February 1, 2011. These shares were valued at $9,200 based on the value of the shares on the date of grant.

On May 13, 2011 Norman Reynolds was granted 12,000,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $57,600 based on the closing price on the date of the grant.

On April 27, 2011, 48,712,801 shares of common stock were placed into escrow pursuant to the convertible note agreement made with Asher Enterprises, Inc. These shares were recorded in Stock

               Held in Escrow account at a value of $219,208 based on the grant date fair value of the shares.

On August 2, 2010, the Company’s attorney was granted as compensation for services warrants to buy 2,000,000 shares of the Company’s common stock at $0.035.  On April 5, 2011 these shares were cancelled and 2,000,000 shares were issued for relief of $11,000 of accrued amounts owed. The grant date fair value of the shares was equal to the liability relieved.

For the quarter ended May 31, 2011 Robert Levitt received 45,000,000 shares common stock in partial satisfaction of 180,000,000 shares owed. The value of the shares issued was $318,500. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -   Share Activity – continued

For the quarter ended August 31, 2011 Andrew Madenberg was granted 25,000,000 shares for services rendered in connection with his consultant contract.  These shares were valued at $90,000 based on the closing price on the date of the grants.

For the quarter ended August 31, 2011 Spiros Sinnis was granted 25,000,000 shares for services rendered in connection with his consultant contract.  These shares were valued at $90,000 based on the closing price on the date of the grants.

For the quarter ended August 31, 2011 Robert Levitt received 30,000,000 shares common stock in partial satisfaction of 180,000,000 shares owed. The value of the shares issued was $84,000. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

On June 8, 2011 Norman Reynolds was granted 12,000,000 shares of common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $49,200 based on the closing price on the date of the grant.

On June 8, 2011 Carolyn Merrill was granted 2,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s accountant.  These shares were valued at $6,400 based on the closing price on the date of the grant.

On July 18, 2011 the Company entered into an agreement with Daniel Chase (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in its coal, oil and gas procedures and protocols . The term of the contract is for six months expiring on January 18, 2012.    In consideration for his services, the Contractor received 49,000,000 common shares on July 18, 2011.  These shares were valued at $147,000 based on the grant date of the shares.

Preferred Stock

On January 28, 2011, the Company amended their Preferred Stock Class A authorized shares from 1,000,000 shares to 10,000 shares.

On February 28, 2011 the Board of Directors approved the issuance of 2,000,000 Preferred Stock Class B to Betty Harland.  These shares carry 500 to 1 voting rights and are not convertible into common stock. These shares also carry a liquidation preference over common shares. These shares were valued at $600,000 and were expensed upon grant. The shares were valued by a valuation expert on the date of grant. The key inputs in the valuation were related to assigning a value to the control associated with the preferred shares issued. No value was assigned to the liquidation preference of the securities based on the net deficit position of the Company. The valuation expert used industry studies for similar companies which estimated a premium on control equal to 10.05% of the Company’s respective market cap. The other inputs involved in calculating the market cap on the date of grant which was calculated as the shares outstanding multiplied by the shares price on the date of grant. The market cap on the date of grant was found to be approximately $5,969,380 based on this calculation.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F – Related Party Transactions

Certain disbursements of the Company have been paid by three directors of the Company therefore; a Due to Directors account has been established.  The balance at August 31, 2011 and 2010 was $400 and $13,950, respectively.

In October 2004, the Company entered into a consulting agreement with its Chairman, Betty-Ann Harland for a five year term, with annual compensation of $220,000 and auto allowance of $12,000.  The accrued consulting fees are accruing interest at 8.75% annually.  On March 24, 2011, the Company extended Ms Harland’s consulting agreement effective October 1, 2009 through October 1, 2011. As of the date of this report, Mrs. Harland and the Company are negotiating the renewal of his contract.

On February 28, 2011 Betty Harland was issued 2,000,000 Preferred Stock Class B (See Note E – Preferred Stock).

On August 25, 2007, the Company entered into a consulting agreement with its CEO, Sydney Harland for a five year term, with annual compensation of $220,000, health benefits of $15,000 and $12,000 auto allowance.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.

On August 25, 2007, the Company entered into a consulting agreement with its CFO, Edmund Gorman for a two year term, with annual compensation of $150,000, health benefits of $7,500.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.    On March 24, 2011, the Company extended Mr. Gorman’s consulting agreement effective August 25, 2009 through August 25, 2011.  As of the date of this report, Mr. Gorman and the Company are negotiating the renewal of his contract.

On September 9, 2010 Robert Levitt converted 30,000 Preferred Class A shares to 6,000,000 common shares.

During the fiscal year ended August 31, 2011 Robert Levitt agreed to accept 180,000,000 shares in lieu of payment of an accrued balance owed to him of $180,000. The value of the shares to be issued on the date of the agreement was $360,000 causing a loss of $180,000 for the conversion. This stock payable was later re-classed to the derivative liability due to the tainted equity environment and potential inability of the Company to share settle the instrument. As a result, the related value of the stock payable and issuances were re-valued at each issuance date and balance sheet date due to the mark to market requirements for the derivative liability.

On October 12, 2010 Robert Levitt was granted 9,000,000 shares of common stock in partial satisfaction of the 180,000,000 shares owed to him for prior consulting services. The value of the shares issued was $73,800. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

For the quarter ended February 28, 2011 Robert Levitt received 47,000,000 shares common stock in partial satisfaction of the 180,000,000 shares owed to him for prior consulting services. The value of the shares issued was $648,000. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

-  continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F – Related Party Transactions - continued

For the quarter ended May 31, 2011 Robert Levitt received 45,000,000 shares common stock in partial satisfaction of 180,000,000 shares owed. The value of the shares issued was $318,500. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

For the quarter ended August 31, 2011 Robert Levitt received 30,000,000 shares common stock in partial satisfaction of 180,000,000 shares owed. The value of the shares issued was $84,000. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

Interest expense charged to operations was $349,569 and $192,817, for the years ended August 31, 2011 and 2010 respectively.

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

The total value of the joint venture is $444,643 which is composed of $324,643 in common stock issued and $120,000 in cash to be paid. The Company evaluated these capitalized costs as of August 31, 2011 for impairment and determined at that time that there was no certainty that these costs would be recovered with future cash flows from the joint ventures. As a result, the costs were fully valued with an impairment of $444,643.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H – Convertible Debentures

At August 31, 2011 the Company had convertible debentures outstanding as follows:

	Outstanding Balance of Convertible Debenture	Unamortized Discount

April 27, 2011 – Debenture	$ 27,500	$ 20,703

Total Convertible Debentures	$ 27,500	$ 20,703

Following is a description of each of the convertible debentures listed above:

On October 5, 2010, the Company entered into a securities purchase agreement with Asher Enterprises Inc. for the sale of a $65,000 in a convertible debenture bearing interest at 8% per annum, payable on or before July 7, 2011.  $65,000 was disbursed to the Company on October 8, 2010.

On December 6, 2010, the Company entered into a securities purchase agreement with Asher Enterprises Inc. for the sale of a $40,000 in a convertible debenture bearing interest at 8% per annum, payable on or before September 8, 2011.  $40,000 was disbursed to the Company on December 14, 2010.

Pursuant to the convertible debentures the investor may convert the debenture into common stock of the Company at a conversion price of 58% of the average price for the lowest three trading prices for the common stock for ten trading days ending one trading day prior to the date of conversion notice sent by the holder to the Company.

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

-F22-

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I – Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied.

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instruments.  The result of the initial valuations for these notes was a derivative liability in the amount of $179,038 and an offsetting loss on derivative of $46,538 and discount on debt of $132,500.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of .75 years; (2) a computed volatility rate ranging from 311.00% to 328.59% (3) a discount rate ranging from 0.22% to 0.25% and (4) zero dividends.  The discount is equal to the value of the notes issued as it can only be discounted up to the value of the note and is being amortized over the life of the notes using the effective interest method.  For the year ended August 31, 2011, $111,797 was amortized and is included in interest expense. All discounts were fully amortized upon conversion where applicable. The instruments were revalued at each settlement and at year end, and the resulting change of $(65,470) was included in the statement of operations and netted with other gains and losses on the Statement of Operations.

During the year ended August 31, 2011 the Asher note issued on October 5, 2010 for $65,000 and accrued interest of $2,102 was converted for 28,181,919 shares of common stock. The imbedded derivative liability within this note was settled with this conversion.  The derivative was marked to market on the settlement date and the value of the derivative of $53,916 was reclassed to additional paid in capital with the derivative settlement.

During the year ended August 31, 2011 the Asher note issued on December 6, 2010 for $40,000 and accrued interest of $1,578 was converted for 18,774,327 shares of common stock. The imbedded derivative liability within this note was settled with this conversion.  The derivative was marked to market on the settlement date and the value of the derivative of $28,197 was reclassed to additional paid in capital with the derivative settlement.

The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative.  All warrants outstanding were considered tainted as a result of the tainted equity environment and potential inability of the Company to share settle the instruments. The Company valued these warrants using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $2,479.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 5 years; (2) a computed volatility rate of 301.93% (3) a discount rate of 2.3% and (4) zero dividends.  The valuation of these warrants was recorded with an offsetting loss on the derivative liability.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I – Derivative Liability– continued

During the year ended August 31, 2011, one of the Company’s warrant holders exercised 2,000,000 warrants for relief of accrued legal costs owed to him valued at $11,000.  Due to this instrument being a part of the derivative liability due to the tainted equity environment this portion of the derivative was marked to market on the exercise date resulting in a net loss of $11,799.  The derivative value on this date of $11,799 was reclassed to additional paid in capital with the settlement.

During the year ended August 31, 2011 $1,244,300 was reclassed from derivative liability to additional paid in capital with the settlement of the derivative liability related to stock payables to vendors for past services rendered.  A total of 137,000,000 shares were issued to extinguish the stock payables and related derivative liability. As of August 31, 2011 the Company owed an additional 50,000,000 shares as a stock payable that were recorded within the derivative liability. The value of these remaining shares was marked to market on the balance sheet date at $132,479. The Company recorded a net loss marking these stock payables to market on the settlement and balance sheet dates of $869,300 during the year ended August 31, 2011.

	Derivative Liability August 31, 2011	Reclass from liabilities to derivative liability	Discount on debt with initial valuation	(Gain) Loss on Derivative Year Ended August 31, 2011	Settled to Additional Paid In Capital August 31, 2011

Asher – Debentures	$ 31,455		$132,500	$ (18,932)	$ (82,113)

Tainted Equity	130,000	$505,000		869,300	(1,244,300)

Warrants Outstanding	2,479			14,278	(11,799)

Total	$ 163,934	$505,000	$132,500	$ 864,646	$ (1,338,212)

 - continued -

-F-24--

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J – Commitments and Contingencies

During the fiscal year ended August 31, 2011, the Company signed an agreement with Robert Levitt to settle the amount due him in the amount of $180,000.  The Company agreed to pay Mr. Levitt 180,000,000 common shares which at the date of the agreement were valued at $0.002 per share, or $360,000, resulting in a loss on conversion of $180,000.

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

On June 16, 2011, the Company acquired a 25% equity ownership in Global Earth Natural Resources Inc., a New Brunswick corporation. The Company provided no consideration for the transfer as the transferor is under common control. The book value of the ownership received was immaterial and therefore there was no related accounting impact from the transfer.

Global Earth Natural Resources Inc.’s business plans include plans to develop natural resources for multiple end use purposes, including coal and other minerals.  Global Earth Natural Resources Inc. is in the process of being listed on a major global stock exchange.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K – Discontinued Operations

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K – Discontinued Operations - continued

The following table provides the details of those discontinued operations:

Discontinued Operations of Subsidiary 688239 B.C.
For the Period May 10, 2010 Through August 31, 2010

Revenue	$ 130,836
Cost of Goods Sold	77,613
Gross Profit	53,223

G&A Expense	69,727
Operating Loss	16,504

Net Loss	$ 16,504

Note L – Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.  All assets and liabilities are recorded at historical cost which approximates fair value, and therefore, no items were valued according to these inputs.

The levels of fair value hierarchy are as follows:

•

Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•

Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•

Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category.  All assets and liabilities are at cost which approximates fair value and there are not items that were required to be valued on a non-recurring basis.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L – Fair Value - continued

The following liability was valued at fair value as of August 31, 2011. No other items were valued at fair value on a recurring basis as of August 31, 2011 or 2010.

August 31, 2011		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liablilities	$ 163,934	$ ––	$ ––	$ 163,934	$ 163,934

Total		$ ––	$ ––	$ 163,934	$ 163,934

August 31, 2010		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

None	$ ––	$ ––	$ ––	$ ––	$ ––

Total		$ ––	$ ––	$ ––	$ ––

Note M – Income Taxes

Since the Company has had continuous losses and has available net operating losses, the Company believes that any tax liability would not be material. Deferred taxes are provided for the temporary differences between the financial reporting basis and the tax reporting basis of the Company’s assets and liabilities.  The temporary differences between financial reporting and income tax purposes are primarily net operating loss carry forwards for income tax purposes. A valuation allowance is recorded for deferred tax assets when management determines it is more likely than not, that such assets, will not be realized.

A full valuation allowance has been established against the deferred tax assets for the years ended August 31, 2011 and 2010 as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

August 31,	2011	2010

Deferred Tax Asset	$ 2,693,495	$ 2,254,564
Less: Valuation Allowance	2,693,495	2,254,564

Net Deferred Tax Asset	$ ––	$ ––

The Company files U.S. Federal and New York State income taxes for the year ended August 31, 2010.

For the federal and state tax returns, the Company is no longer subject to tax examinations for years prior to 2006.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M – Income Taxes - continued

For the year ended August 30, 2011 the company has cumulative Federal NOL carry forwards available of $7,695,699 to be used against current and future taxable income.  The net operating loss will be carried forward until 2024.

For the year ended August 30, 2010 the company has cumulative Federal NOL carry forwards available of $6,441,611, to be used against current and future taxable income.  The net operating loss will be carried forward until 2023.

Note N – Subsequent Events

On September 20, 2011, the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan for the Year 2011, No. 2.  The purpose of this Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, by paying their retainer or fees in the form of shares of the Company’s common stock.  40,000,000 shares of common stock are registered to this plan at an offering price of $.0014.  The Plan shall expire on September 20, 2021.