Form 10-Q
period 2011-11-30
GLOBAL EARTH ENERGY, INC.
filed 2012-01-20
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At January 7, 2012, the registrant had outstanding  794,342,351 shares of common stock.

Table of Contents

Item 1.  Financial Statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

26

Item 4.  Controls and Procedures.

26

Item 4(T).  Controls and Procedures.

26

Item 1.  Legal Proceedings.

27

Item 1a.  Risk Factors.

27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

28

Item 3.  Defaults Upon Senior Securities.

28

Item 4.  Submission of Matters to a Vote of Security Holders.

28

Item 5.  Other Information.

28

Item 6.  Exhibits.

29

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

GLOBAL EARTH ENERGY, INC.

(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)

(A NEVADA CORPORATION)

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

FINANCIAL REPORTS
AT
NOVEMBER 30, 2011

GLOBAL EARTH ENERGY, INC.

(A DEVLOPMENT STAGE COMPANY)

Wilmington, North Carolina

TABLE OF CONTENTS

Consolidated Balance Sheets at  November 30, 2011 (Unaudited)

and August 31, 2011                                                                                                    1

Consolidated Statements of Operations for the Three Months Ended November 30, 2011

  and 2010 and for the Period from the Date the Company Re-entered the Development

  Stage (March 1, 2010) Through November 30, 2011 (Unaudited)

2

Consolidated Statements of Cash Flows for the Three Months Ended November 30, 2011

  and 2010 and for the Period from the Date the Company  Re-entered the Development

  Stage (March 1, 2010) Through November 30, 2011 (Unaudited)                                     3

Notes to Consolidated Financial Statements

4 -24

1

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30,	August 31,
	2011	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$ 7,282	$ 9,574

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Note Payable – Related Party	$ 256,500	$ 236,500
Note Payable	15,000	15,000
Convertible Notes Payable, Net of discounts of $8,437 and $20,703	11,063	6,797
Accrued Expenses	253,017	227,743
Due to Joint Venture	101,250	101,250
Derivative Liabilities	68,648	163,934
Accrued Interest ($468,255 and $415,791 owed to related parties)	469,504	416,542
Accrued Compensation – Directors	2,969,093	2,809,968
Due to Directors	––	400

Total Liabilities	4,144,075	3,978,134

Stockholders' Deficit
Common Stock : $.001 Par; 844,828,987 Shares Authorized;
726,828,492 and 709,471,574 Issued and 726,798,492 and 709,441,574 Outstanding, respectively	726,829	709,472

Stock Held in Escrow: 85,299,827 and 104,347,446 Held in Escrow, Respectively	(585,077)	(775,554)

Common Stock, Class B: $.001 Par; 5,171,013 and 50,000,000 Shares Authorized; -0- Issued and Outstanding, respectively	––	—

Preferred Stock, Class A: $.001 Par; 10,000 Shares Authorized; -0- Issued and Outstanding	––	––

Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
3,000,000 Issued and Outstanding,	3,000	3,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares

Authorized; -0- Issued and Outstanding	––	—
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	––	—

Additional Paid-In-Capital	13,543,134	13,642,134
Accumulated Deficit	(7,419,591)	(7,419,591)
Accumulated Deficit since re-entering the development stage	(10,402,088)	(10,125,021)
Treasury Stock – 30,000 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(4,136,793)	(3,968,560)

Total Liabilities and Stockholders' Deficit	$ 7,282	$ 9,574

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

			Period From
			Date of re-entering the Development Stage
			March 1, 2010
			Through
For the Three Months Ended November 30,	2011	2010	November 30, 2011

Revenues, Net	$ ––	$ ––	$ ––

Cost of Goods Sold	—	—	—

Gross Profit	––	––	––

Expenses
Compensation Expense	––	––	4,082,781
Consulting Fees	277,500	292,044	2,637,597
General and Administrative	48,048	67,054	947,141
Impairment Loss	––	––	1,273,139
Interest Expense	81,201	51,388	529,962
Loss on Conversion	––	––	180,000
(Gain) Loss on Derivative	(129,682)	––	734,964

Total Expenses	277,067	410,486	10,385,584
	,
Loss from Operations Before
Provision for Taxes	(277,067)	(410,486)	(10,385,584)

Provision for Taxes	—	—	—

Net Loss from Discontinued Operations	(277,067)	(410,486)	(10,385,584)

Discontinued Operations
Loss from Discontinued Operations	—	—	(16,504)

Net Loss for the Period	$ (277,067)	$ (410,486)	$ (10,402,088)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	717,489,364	152,101,875

Net Loss Per Common Share -
Basic and Diluted – Continuing Operations	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

			Period From
			Date of re-entering the Development Stage
			March 1, 2010
			Through
For the Three Months Ended November 30,	2011	2010	November 30, 2011

Cash Flows from Operating Activities

Net Loss for the Period	$(277,067)	$ (410,486)	$ (10,402,088)

Non-Cash Adjustments:
Bad Debt	––	––	66,750
Discontinued Operations	––	––	16,504
Imputed Interest on Related Party Note Payable	5,230	––	14,565
Preferred Stock Issued in Exchange for Services Rendered	––	––	600,000
Common Stock Issued in Exchange for Services Rendered	130,000	104,500	1,132,120
Common Stock Issued for Prepaid Consulting	—	5,000	—
Common Stock Issued in Payment of Accrued Expenses	––	66,060	—
Compensation Expense – Stock Option Awards	––	––	4,082,781
Impairment Loss	––	––	1,273,139
Amortization of Debt Discount	12,266	––	124,063
Loss on Conversion of accrued expenses for stock payable	––	––	180,000
(Gain) Loss on Derivative	(129,682)	—	734,964
Changes in Assets and Liabilities:
Prepaid Expenses	––	34,729	110,875
Other Assets	––	––	(5,000)
Accrued Expenses	25,274	(32,296)	160,876
Accrued Interest	52,962	8,483	152,154
Accrued Compensation – Directors	159,125	159,125	1,327,112

Net Cash Flows from Operating Activities	(21,892)	(64,885)	(431,185)

Cash Flows from Investing Activities
Cash Paid to Joint Venture	––	––	(18,750)
Net Cash Flows from Investing Activities	––	––	(18,750)
Cash Flows from Financing Activities
Cash Proceeds from Convertible Debt	––	80,433	132,500
Cash Proceeds from Issuance of Debt	––	––	15,000
Cash Proceeds from Sale of Stock	––	––	72,658
Cash Proceeds from Issuance of Related Party Debt	20,000	––	263,623
Repayment of Related Party Debt	––	––	(20,673)
Advances from (Repayment to) Directors – Net	(400)	(13,950)	(6,181)

Net Cash Flows from Financing Activities	19,600	66,483	456,927

The accompanying notes are an integral part of these financial statements.

Net Change in Cash and Cash Equivalents	(2,292)	1,598	6,992

Cash and Cash Equivalents - Beginning of Period	9,574	70	290

Cash and Cash Equivalents - End of Period	$ 7,282	$ 1,668	$ 7,282

Supplemental Disclosures
Interest Paid	$ 10,743	$ —	$ 147,665
Income Taxes Paid	$ —	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:
Net Assets Acquired from Acquisition of 688239 B.C.	$ —	$ —	$ 845,000
Common Stock Issued in Payment of Debt	$ —	$ —	$ 350,435
Investment in Joint Venture & Due to Joint Venture	$ —	$ 120,000	$ 120,000
Common Stock Issued for Investment in Joint Venture	$ —	$ 324,643	$ 324,643
Common Stock Issued for Assets and Liabilities Assumed in Merger	$ —	$ —	$ 845,000
Common Stock Issued to Relieve Accrued Expenses	$ —	$ —	$ 136,400
Stock Payable Reclassed to Derivative Due to Tainted Equity	$ —	$ —	$ 505,000
Discounts on Debt due to Derivative Liability	$ —	$ —	$ 132,500
Common Stock Issued to Escrow	$ —	$ —	$ 1,245,117
Conversion of Preferred Stock	$ —	$ —	$ 6,000
Derivative Liability Settled for Common Stock Issued	$ —	$ —	$ 1,338,212
Common Stock Issued from Escrow for Conversion of
Convertible Note Payable	$ 8,000	$ —	$ 116,680

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

Note B -

Summary of Significant Accounting Policies

All significant accounting policies can be viewed on the Company’s annual report filed with the Securities and Exchange Commission.

Note C -  Recently Issued Accounting Standards

Effective January 1, 2010, the Company adopted changes issued by the Financial Accounting Standards Board(“FASB”) on January 21, 2010, to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2   fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for   recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the interim condensed consolidated financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity   that is required to file or furnish its financial statements with the Securities and Exchange Commission (“SEC”) is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of   disclosing the date through which management has performed its evaluation for subsequent events, the adoption of   these changes had no impact on the interim condensed consolidated financial statements.

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for the Company beginning January 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the interim condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C -  Recently Issued Accounting Standards - continued

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

There were various other accounting standards and interpretations issued in 2011, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

There were various other accounting standards and interpretations issued in 2011, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -  Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $17,821,679 at November 30, 2011.

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity – continued

Stock Awards

Common Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2010
Balance - September 1, 2010	9,000,000	$0.027 - $0.076	9,000,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – November 30, 2010	9,000,000		9,000,000

2011
Balance - September 1, 2011	42,000,000	$0.027 - $0.076	42,000,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – November 30, 2011	42,000,000		42,000,000

Stock Awards

Stock Options - Preferred Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2011
Balance - September 1, 2010	365,000	$8.60 - $15.20	365,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – November 30, 2011	365,000		365,000

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

On February 1, 2011 the Company entered into an agreement with Geoffrey Eiten (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in various industrial relations and marketing services. The term of the contract is for six months expiring on August 1, 2011.    In consideration for his services, the Contractor was granted 2,000,000 common shares on February 1, 2011. These shares were valued at $9,200 based on the value of the shares on the grant date.

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

On September 22, 2011, the Company amended their authorized Common Stock Class B to 5,171,013 shares from 50,000,000 shares.  The 44,828,987 Class B shares were transferred to Common Stock Class A thereby increasing Common Stock Class A authorized to 844,828,987.

On September 5, 2011 the Company entered into an agreement with Makaha Media Corporation (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in developing and implementing appropriate plans and means for presenting the Company and its product(s) to the proper industries, establishing an image for the Company and its product(s) and creating the foundation for subsequent marketing efforts.  The term of the contract is for two months expiring on October 31, 2011.  In consideration for their services, the Contractor received 50,000,000 common shares.  These shares were valued at $130,000 based on the grant date of the shares.

On September 20, 2011 the Company entered into an agreement with Strategic Alliance Consulting Group (Contractor).  Pursuant to the agreement the Contractor agreed to retire the 32,642,973 shares Common Stock Class A that they were holding, for consideration of the Company reauthorizing the same amount of shares sometime in the future. The Company recorded the shares as treasury stock based on the value of the shares owed of $47,500 with the offsetting credit to stock payable. The treasury stock were immediately retired and returned to the authorized and unissued pool of shares for the Company. The treasury amount was relieved against common stock and APIC with this retirement. The stock payable was considered a part of the tainted equity environment as a common stock equivalent and re-classed to derivative liability upon being owed. The value of the shares was marked to market on the balance sheet date, see footnote I.

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

Note F – Related Party Transactions

Certain disbursements of the Company have been paid by three directors of the Company therefore; a Due to Directors account has been established.  The balance at November 30, 2011 and August 31, 2011 was $-0- and $400, respectively.

In October 2004, the Company entered into a consulting agreement with its Chairman, Betty-Ann Harland for a five year term, with annual compensation of $220,000 and auto allowance of $12,000.  The accrued consulting fees are accruing interest at 8.75% annually.  On March 24, 2011, the Company extended Ms Harland’s consulting agreement effective October 1, 2009 through October 1, 2011. As of the date of this report, Mrs. Harland and the Company are negotiating the renewal of this contract. At November 30, 2011 and August 31, 2011 accrued compensation due to Mrs. Harland was $847,841 and $789,841, respectively.  At November 30, 2011 and August 31, 2011 accrued interest imputed on accrued compensation was $96,557 and $82,297, respectively.

On February 28, 2011 Betty Harland was issued 2,000,000 Preferred Stock Class B (See Note E – Preferred Stock).

On August 25, 2007, the Company entered into a consulting agreement with its CEO, Sydney Harland for a five year term, with annual compensation of $220,000, health benefits of $15,000 and $12,000 auto allowance.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.  At November 30, 2011 and August 31, 2011 accrued compensation due to Mr. Harland was $1,228,958 and $1,167,208, respectively.  At November 30, 2011 and August 31, 2011 accrued interest imputed on accrued compensation was $190,544 and $171,427, respectively.

On August 25, 2007, the Company entered into a consulting agreement with its CFO, Edmund Gorman for a two year term, with annual compensation of $150,000, health benefits of $7,500.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.    On March 24, 2011, the Company extended Mr. Gorman’s consulting agreement effective August 25, 2009 through August 25, 2011.  As of the date of this report, Mr. Gorman and the Company are negotiating the renewal of this contract. At November 30, 2011 and August 31, 2011 accrued compensation due to Mr. Gorman was $892,294 and $852,919, respectively.  At November 30, 2011 and August 31, 2011 accrued interest imputed on accrued compensation was $181,155 and $162,067, respectively.

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

Note Payable – Related Party at was $256,500 and $236,500 at November 30, 2011 and August 31, 2011, respectively.  Amounts due are to Robert Levitt for monies loaned to the Company.

Interest expense charged to operations was $81,201 and $51,388, for the three months ended November 30, 2011 and 2010 respectively.

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

 The total value of the joint venture is $444,643 which is composed of $324,643 in common stock issued and $120,000 in cash to be paid. The Company evaluated these capitalized costs as of August 31, 2011 for impairment and determined at that time that there was no certainty that these costs would be recovered with future cash flows from the joint ventures. As a result, the costs were fully valued with an impairment of $444,643.  Since the impairment on August 31, 2011, there has been no activity on this joint venture.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H – Convertible Debentures and Note Payable

   The Company had convertible debentures outstanding as follows:

November 30, 2011	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

April 27, 2011 – Debenture	$ 19,500	$ 8,437	$ 11,063

Total Convertible Debentures	$ 19,500	$ 8,437	$ 11,063

August 31, 2011	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

April 27, 2011 – Debenture	$ 27,500	$ 20,703	$ 6,797

Total Convertible Debentures	$ 27,500	$ 20,703	$ 6,797

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

On November 14, 2011, Asher Enterprises elected to convert $8,000 of their note payable into 19,047,619 common shares of the Company.  Asher’s remaining note payable at November 14, 2011 is therefore $19,500. The conversion was in accordance with the convertible note agreement therefore no gain or loss was recorded on the conversion and the converted amount was relieved to common stock and additional paid in capital.

Note payable at November 30, 2011 and August 31, 2011 consisted of $15,000 due and payable to Marie Fay upon demand.  Interest expense for the three months ended November 30, 2011 and 2010 was $300 and $-0-, respectively.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I – Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for their convertible note with a balance of $27,500 and $19,500 as of November 30, 2011 and August 31, 2011, respectively.

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instruments. The Company valued the embedded derivative within the convertible note using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $26,875.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.17 years; (2) a computed volatility rate of 275.86% (3) a discount rate of 0.01% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

As previously mentioned $8,000 of the previous convertible debt owed of $27,500 was converted during the quarter. The embedded derivative related to this portion of the convertible debt was re-valued on the settlement date using the Black Scholes model to be $11,603. The related portion of the derivative liability was marked to market and re-classed to additional paid in capital with the settlement. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.21 years; (2) a computed volatility rate of 271.90% (3) a discount rate of 0.01% and (4) zero dividends.

The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. All warrants outstanding were considered tainted as a result of the tainted equity environment and potential inability of the Company to share settle the instruments. The Company valued these warrants using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $450.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 2.9 years; (2) a computed volatility rate of 275.86% (3) a discount rate of 0.41% and (4) zero dividends.  The valuation of these warrants was recorded with an offsetting gain/loss on the derivative liability.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I – Derivative Liability– continued

  As of November 31, 2011 the Company had 82,642,973 shares owed that were recorded as a part of the derivative liability due to the tainted equity environment. The related portion of the derivative liability was marked to market according to the value of the shares owed on the balance sheet date at $41,322.

	Derivative Liability at August 31, 2011	Reclass from liabilities to derivative liability	Discount on debt with initial valuation	(Gain) Loss on Derivative for the Three Months Ended November 30, 2011	Settled to Additional Paid in Capital at November 30, 2011

Asher – Debentures	$ 31,455	$ ––	$––	$ 6,724	$ (11,304)

Tainted Equity	130,000	45,700	––	(134,377)	––

Warrants Outstanding	2,479	––	––	(2,029)	––

Total	$ 63,934	$45,700	$––	$ (129,682)	$ (11,304)

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J – Commitments and Contingencies

During the fiscal year ended August 31, 2011, the Company signed an agreement with Robert Levitt to settle the amount due him in the amount of $180,000.  The Company agreed to pay Mr. Levitt 180,000,000 common shares which at the date of the agreement were valued at $0.002 per share, or $360,000, resulting in a loss on conversion of $180,000. 49,000,000 shares were still owed as of November 30, 2011. This stock payable was valued as a part of the derivative liability at 11/30/11.

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

On June 16, 2011, the Company acquired a 25% equity ownership in Global Earth Natural Resources Inc., a New Brunswick corporation. The Company provided no consideration for the transfer as the transferor is under common control. The book value of the ownership received was immaterial and therefore there was no related accounting impact from the transfer. This Company had no material activity since inception.

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L – Fair Value - continued

The following liability was valued at fair value as of November 30, 2011 and August 31, 2011. No other items were valued at fair value on a recurring basis as of November 30, 2011 or August 31, 2011.

November 30, 2011		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liablilities	$ 68,648	$ ––	$ ––	$ 68,648	$ 68,648

Total		$ ––	$ ––	$ 68,648	$ 68,648

August 31, 2011		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liablilities	$ 163,934	$ ––	$ ––	$ 163,934	$ 163,934

Total		$ ––	$ ––	$ 163,934	$ 163,934

Note M – Subsequent Events

On December 14, 2011, Asher Enterprises elected to convert $6,000 of their note payable into 33,333,333 common shares of the Company.  Asher’s remaining note payable at December 14, 2011 is therefore $13,500.

On December 21, 2011, Asher Enterprises elected to convert $6,500 of their note payable into 34,210,526 common shares of the Company.  Asher’s remaining note payable at December 21, 2011 is therefore $7,000.

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

Results of Operations

Three Months Ended November 30, 2012 Compared With Three Months Ended November 30, 2011.

Net Revenue for each of the three months ended November 30, 2012 and 2011 was $-0-.  Net loss for the three months ended November 30, 2011 was $277,067 compared to net loss of $410,486 for the three months ended November 30, 2010.

Expenses have decreased by $133,419 for the first three months of our current fiscal year from $410,486 for the three months ended November 30, 2010 to $277,067 for the three months ended November 30, 2011.  The decrease can be attributed to a decrease in consulting fees of $14,544 from $292,044 to $277,500 and a decrease in general and administrative expenses of $19,006 from $67,054 to $48,048.  An increase in interest expense of $29,813 from $51,388 to $81,201 is due to the registrant having insufficient revenues and the amortization of debt discount. The Company also had an increase in gain on derivative of $129,682 from $-0- to $129,682.

Liquidity and Capital Resources

Our operations used approximately $21,892 in cash for the three months ended November 30, 2011 compared to $64,885 used in operations for the three months ended November 30, 2010.  Cash required during the three months ended November 30, 2011 and 2010 came principally from cash proceeds from related party debt of $20,000 and $80,433 from cash proceeds from debt for the three months ended November 30, 2011 and 2010, respectively.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently ineffective.  Each of the factors identified in the 10K filed with the Securities and Exchange Commission on December 14, 2011 have remained unresolved and have been considered to be material weaknesses in our controls.  The following conditions that indicated that our internal control over financial reporting and our disclosure controls and procedures remain ineffective:

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

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The matters that management identified in the 10K filed with the Securities and Exchange Commission on  December 14, 2011 continue to be unresolved and still are considered material weaknesses in our internal control over financial reporting.

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

10.35**

Termination of Joint Venture Agreement dated November 8, 2011, between LifeCycle Investments, L.L.C. and Global Earth Energy, Inc. , filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on November 8, 2011, Commission File Number 000-31343.

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

Date: January 20, 2012.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and
   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland	Chief Executive Officer and Director	January 20, 2012
/s/ Edmund J. Gorman	Chief Financial Officer, Principal Accounting Officer, and Director	January 20, 2012

32