Form 10-Q
period 2012-02-29
GLOBAL EARTH ENERGY, INC.
filed 2012-04-23
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 29, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At April 18, 2012, the registrant had outstanding 726,798,492 shares of common stock.

.

Table of Contents

PART I

Item 1.  Financial Statements.

1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

23

Item 4.  Controls and Procedures.

23

Item 4(T).  Controls and Procedures.

23

PART II

Item 1.  Legal Proceedings.

25

Item 1a.  Risk Factors.

25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

25

Item 3.  Defaults Upon Senior Securities.

25

Item 4.  Submission of Matters to a Vote of Security Holders.

25

Item 5.  Other Information.

25

Item 6.  Exhibits.

26

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

FINANCIAL REPORTS
AT
FEBRUARY 29, 2012

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

TABLE OF CONTENTS

Consolidated Balance Sheets at  February 29, 2012 (Unaudited)

  and August 31, 2011                                                                                                               1

Consolidated Statements of Operations for the Three and Six Months Ended

  February 29, 2012 and February 28, 2011 and for the Period from the Date

  the Company Re-entered   the Development Stage (March 1, 2010) Through

  February 29, 2012 (Unaudited)

2

Consolidated Statements of Cash Flows for the Six Months Ended February 29, 2012

 and February 28, 2011 and for the Period from the Date the Company  Re-entered the

 Development Stage (March 1, 2010) Through February 29, 2012 (Unaudited)                                 3

Notes to Consolidated Financial Statements

            4 - 22

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 29,	August 31,
	2012	2011

ASSETS
Current Assets
Cash and Cash Equivalents	$ 117	$ 9,574

Total Assets	$ 117	$ 9,574

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Note Payable – Related Party	$ 287,500	$ 236,500
Note Payable	30,000	15,000
Convertible Notes Payable, Net of discounts of $-0- and $20,703	7,000	6,797
Accrued Expenses	268,784	227,743
Due to Joint Venture	101,250	101,250
Derivative Liabilities	34,338	163,934
Accrued Interest ($533,597 and $415,791 owed to related parties)	535,023	416,542
Accrued Compensation – Directors	3,114,248	2,809,968
Due to Directors	280	400

Total Liabilities	4,378,423	3,978,134

Stockholders' Deficit
Common Stock : $.001 Par; 844,828,987 Shares Authorized;
726,828,492 and 709,471,574 Issued and 726,798,492 and 709,441,574 Outstanding, respectively	726,829	709,472

Stock Held in Escrow: 17,755,968 and 104,347,446 Held in Escrow, Respectively	(79,902)	(775,554)

Common Stock, Class B: $.001 Par; 5,171,013 and 50,000,000 Shares Authorized; -0- Issued and Outstanding, respectively	––	—

Preferred Stock, Class A: $.001 Par; 10,000 Shares Authorized; -0- Issued and Outstanding	––	––

Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;

3,000,000 Issued and Outstanding,	3,000	3,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	––	—
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	––	—

Additional Paid-In-Capital	13,081,703	13,642,134
Accumulated Deficit	(7,419,591)	(7,419,591)
Accumulated Deficit Since Re-Entering the Development Stage	(10,687,345)	(10,125,021)
Treasury Stock – 30,000 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(4,378,306)	(3,968,560)

Total Liabilities and Stockholders' Deficit	$ 117	$ 9,574

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Period From
					Date of re-entering the Development Stage
	Three Months Ended		Six Months Ended		March 1, 2010
	February 29,	February 28,	February 29,	February 28,	Through
	2012	2011	2012	2011	February 29, 2012

Revenues, Net	$ ––	$ ––	$ ––	$ ––	$ ––

Cost of Goods Sold	—	—	—	—	—

Gross Profit	—	—	—	—	—

Expenses
Compensation Expense	––	––	––	––	4,082,781
Consulting Fees	152,745	219,111	430,245	511,155	2,790,342
General and Administrative	60,275	184,917	108,323	251,972	1,007,364
Impairment Loss	––	––	––	––	1,273,191
Interest Expense	81,753	89,084	162,954	140,472	611,715
Loss on Conversion	––	180,000	––	180,000	180,000
(Gain) Loss on Derivative	(9,516)	162,689	(139,198)	162,689	725,448

Total Expenses	285,257	835,801	562,324	1,246,288	10,670,841

Loss from Operations Before
Provision for Taxes	(285,257)	(835,801)	(562,324)	(1,246,288)	(10,670,841)

Provision for Taxes	—	—	—	—	—

Loss from Operations	(285,257)	(835,801)	(562,324)	(1,246,288)	(10,670,841)

Discontinued Operations
Loss from Discontinued Operations		—		—	(16,504)

Net Loss for the Period	$ (285,257)	$ (835,801)	$ (562,324)	$ (1,246,288)	$ (10,687,345)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	726,798,492	357,550,875	722,143,983	259,156,558
Net Loss Per Common Share -
Basic and Diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period From
			Date of re-entering the Development Stage
	For the Six Months Ended		March 1, 2010
	February 29,	February 28,	Through
	2012	2011	February 29, 2012

Cash Flows from Operating Activities

Net Loss for the Period	$ (562,324)	$ (1,246,288)	$ (10,687,345)

Non-Cash Adjustments:
Bad Debt	––	––	66,750
Discontinued Operations	––	––	16,504
Imputed Interest on Related Party Note Payable	11,680	––	21,015
Preferred Stock Issued in Exchange for Services Rendered	––	––	600,000
Common Stock Issued in Exchange for Services Rendered	130,000	158,020	1,132,120
Common Stock Issued in Payment of Accrued Expenses	––	120,000	—
Compensation Expense – Stock Option Awards	––	––	4,082,781
Impairment Loss	––	––	1,273,139
Amortization of Debt Discount	20,703	28,585	132,500
Loss on Conversion of Accrued Expenses for Stock Payable	––	180,000	180,000
(Gain) Loss on Derivative	(139,198)	162,689	725,448
Changes in Assets and Liabilities:
Prepaid Expenses	––	52,820	110,875
Other Assets	––	––	(5,000)
Accrued Expenses	41,041	66,450	176,643
Accrued Interest	118,481	(585)	217,673
Accrued Compensation – Directors	304,280	296,950	1,472,267

Net Cash Flows from Operating Activities	(75,337)	(181,359)	(484,630)

Cash Flows from Investing Activities
Cash Paid to Joint Venture	––	(18,750)	(18,750)

Net Cash Flows from Investing Activities	––	(18,750)	(18,750)
Cash Flows from Financing Activities
Cash Proceeds from Convertible Debt	––	105,000	132,500
Cash Proceeds from Issuance of Debt	15,000	––	30,000
Cash Proceeds from Sale of Stock	––	––	72,658
Cash Proceeds from Issuance of Related Party Debt	51,000	130,500	294,623
Repayment of Related Party Debt	––	––	(20,673)
Advances from (Repayment to) Directors – Net	(120)	(13,950)	(5,901)

Net Cash Flows from Financing Activities	65,880	221,550	503,207

Net Change in Cash and Cash Equivalents	(9,457)	21,441	(173)

Cash and Cash Equivalents - Beginning of Period	9,574	70	290

Cash and Cash Equivalents - End of Period	$ 117	$ 21,511	$ 117

Supplemental Disclosures
Interest Paid	$ 12,090	$ 112,472	$ 147,665
Income Taxes Paid	$ —	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:
Net Assets Acquired from Acquisition of 688239 B.C.	$ —	$ —	$ 845,000
Common Stock Issued in Payment of Debt	$ —	$ —	$ 350,435
Investment in Joint Venture & Due to Joint Venture	$ —	$ 120,000	$ 120,000
Common Stock Issued for Investment in Joint Venture	$ —	$ 324,643	$ 324,643
Common Stock Issued for Assets and Liabilities Assumed in Merger	$ —	$ —	$ 845,000
Common Stock Issued to Relieve Accrued Expenses	$ —	$ —	$ 136,400
Stock Payable Reclassed to Derivative Due to Tainted Equity	$ 45,700	$ —	$ 550,700
Discounts on Debt due to Derivative Liability	$ —	$ —	$ 132,500
Common Stock Issued to Escrow	$ —	$ —	$ 1,245,117
Conversion of Preferred Stock	$ —	$ —	$ 6,000
Derivative Liability Settled for Common Stock Issued	$ 36,098	$ —	$ 1,374,310
Common Stock Issued from Escrow for Conversion of
Convertible Note Payable	$ 20,500	$ —	$ 129,180

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

Principles of Consolidation

The consolidated financial statements include the accounts of Global Earth Energy, Inc., and its wholly owned subsidiary; Knightsbridge Corp. (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

Note B -

Summary of Significant Accounting Policies

All significant accounting policies can be viewed on the Company’s annual report filed with the Securities and Exchange Commission.

Note C -  Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C -  Recently Issued Accounting Standards - continued

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on March 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on March 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. This guidance did not have a material impact on its financial statements.

Note D -  Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $18,106,936 at February 29, 2012.

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

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity – continued

Stock Awards

Common Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2011
Balance - September 1, 2010	9,000,000	$0.027 - $0.076	9,000,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – February 28, 2011	9,000,000		9,000,000

2012
Balance - September 1, 2011	42,000,000	$0.027 - $0.076	42,000,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – February 29, 2012	42,000,000		42,000,000

Stock Awards

Stock Options - Preferred Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2012
Balance - September 1, 2011	365,000	$8.60 - $15.20	365,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – February 29, 2012	365,000		365,000

Common StockOn March 2, 2010, a stockholder that is closely related to Betty-Ann and Sydney Harland (Chairman, and President, CEO and Director, respectively) converted 1,000,000 Preferred Class C shares to 1,000,000 common shares.

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

Note F – Related Party Transactions

Certain disbursements of the Company have been paid by two directors of the Company therefore; a Due to Directors account has been established.  The balance at February 29, 2012 and August 31, 2011 was $280 and $400, respectively.

In October 2004, the Company entered into a consulting agreement with its Chairman, Betty-Ann Harland for a five year term, with annual compensation of $220,000 and auto allowance of $12,000.  The accrued consulting fees are accruing interest at 8.75% annually.  On March 24, 2011, the Company extended Ms Harland’s consulting agreement effective October 1, 2009 through October 1, 2011. On December 5, 2011, Mrs. Harland’s contract was extended through October 1, 2015. At February 29, 2012 and August 31, 2011 accrued compensation due to Mrs. Harland was $905,841 and $789,841, respectively.  At February 29, 2012 and August 31, 2011 accrued interest imputed on accrued compensation was $114,390 and $82,297, respectively.

On February 28, 2011 Betty Harland was issued 2,000,000 Preferred Stock Class B (See Note E – Preferred Stock).

On August 25, 2007, the Company entered into a consulting agreement with its CEO, Sydney Harland for a five year term, with annual compensation of $220,000, health benefits of $15,000 and $12,000 auto allowance.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.  At February 29, 2012 and August 31, 2011 accrued compensation due to Mr. Harland was $1,276,738 and $1,167,208, respectively.  At February 29, 2012 and August 31, 2011 accrued interest imputed on accrued compensation was $218,103 and $171,427, respectively.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F – Related Party Transactions – continued

On August 25, 2007, the Company entered into a consulting agreement with its CFO, Edmund Gorman for a two year term, with annual compensation of $150,000, health benefits of $7,500.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.    On March 24, 2011, the Company extended Mr. Gorman’s consulting agreement effective August 25, 2009 through August 25, 2011.  On December 5, 2011, Mr Gorman’s contract was extended through August 27, 2015.  At February 29, 2012 and August 31, 2011 accrued compensation due to Mr. Gorman was $931,669 and $852,919, respectively.  At February 29, 2012 and August 31, 2011 accrued interest imputed on accrued compensation was $201,104 and $162,067, respectively.

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

Note Payable – Related Party balance was $287,500 and $236,500 at February 29, 2012 and August 31, 2011, respectively.  Amounts due are to Robert Levitt for monies loaned to the Company.

Interest expense charged to operations was $162,954 and $140,472, for the six months ended February 29, 2012 and February 28, 2011 respectively.

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

Note H – Convertible Debentures and Note Payable

   The Company had convertible debentures outstanding as follows:

February 29, 2012	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

April 27, 2011 – Debenture	$ 7,000	$ ––	$ 7,000

Total Convertible Debentures	$ 7,000	$ ––	$ 7,000

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H – Convertible Debentures and Note Payable – continued

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

Note payable at February 29, 2012 and August 31, 2011 consisted of $30,000 and $15,000 due and payable to Marie Fay upon demand.  Interest expense for the six months ended February 29, 2012 and 2010 was $1,200 and $-0-, respectively.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I –

Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for their convertible note with a balance of $7,000 and $27,500 as of February 29, 2012 and August 31, 2011, respectively.

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

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model at the balance sheet date February 29, 2012 and bifurcate the instruments. The Company valued the embedded derivative within the convertible note using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $22,174.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.25 years; (2) a computed volatility rate of 295.38% (3) a discount rate of 0.01% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

As previously mentioned $20,500 of the previous convertible debt owed of $27,500 was converted during the period. The embedded derivative related to this portion of the convertible debt was re-valued on the settlement dates using the Black Scholes model to be $36,098. The related portion of the derivative liability was marked to market and re-classed to additional paid in capital with the settlements. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.25 years; (2) a computed volatility rate of 275% (3) a discount rate of 0.01% and (4) zero dividends.

The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. All warrants outstanding were considered tainted as a result of the tainted equity environment and potential inability of the Company to share settle the instruments. The Company valued these warrants using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $267.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 2.7 years; (2) a computed volatility rate of 295.38% (3) a discount rate of 0.41% and (4) zero dividends.  The valuation of these warrants was recorded with an offsetting gain/loss on the derivative liability.

As of February 29, 2012 the Company had 82,642,973 shares owed that were recorded as a part of the derivative liability due to the tainted equity environment. The related portion of the derivative liability was marked to market according to the value of the shares owed on the balance sheet date at $24,793.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I –

Derivative Liability - continued

	Derivative Liability at August 31, 2011	Reclass from liabilities to derivative liability	Discount on debt with initial valuation	(Gain) Loss on Derivative for the Six Months Ended February 29, 2012	Settled to Additional Paid in Capital	Derivative Balances At February 29, 2012

Asher– Debentures	$ 31,455	$ ––	$ ––	$ 13,922	$ (36,098)	$ 9,279

Tainted Equity	130,000	45,700	––	(150,908)	––	24,792

Warrants Outstanding	2,479	––	––	(2,212)	––	267

Total	$ 163,934	$ 45,700	$ ––	$ (139,198)	$ (36,098)	$ 34,338

Note J –  Commitments and Contingencies

During the fiscal year ended August 31, 2011, the Company signed an agreement with Robert Levitt to settle the amount due him in the amount of $180,000.  The Company agreed to pay Mr. Levitt 180,000,000 common shares which at the date of the agreement were valued at $0.002 per share, or $360,000, resulting in a loss on conversion of $180,000. 49,000,000 shares were still owed as of February 29, 2012. This stock payable was valued as a part of the derivative liability at February 29, 2012.

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J – Commitments and Contingencies - continued

   On June 16, 2011, the Company acquired a 25% equity ownership in Global Earth Natural Resources Inc., a New Brunswick corporation. The Company provided no consideration for the transfer as the transferor is under common control. The book value of the ownership received was immaterial and therefore there was no related accounting impact from the transfer. This Company has had no material activity since inception.

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

The following liability was valued at fair value as of February 29, 2012 and August 31, 2011. No other items were valued at fair value on a recurring basis as of February 29, 2012 or August 31, 2011.

February 29, 2012		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liablilities	$ 34,338	$ ––	$ ––	$ 34,338	$ 34,338

Total		$ ––	$ ––	$ 34,338	$ 34,338

August 31, 2011		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liablilities	$ 163,934	$ ––	$ ––	$ 163,934	$ 163,934

Total		$ ––	$ ––	$ 163,934	$ 163,934

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

Results of Operations

Three Months Ended February 29, 2012 Compared With Three Months Ended February 28, 2011

Net Revenue for each of the three months ended February 29, 2012 and February 28, 2011 was $-0-.  Net loss for the three months ended February 29, 2012 was $285,257 compared to net loss of $835,801 for the three months ended February 28, 2011

Expenses have decreased by $550,544 for the second three months of our current fiscal year from $835,801 for the three months ended February 28, 2011 to $285,257 for the three months ended February 29, 2012.  The decrease can be attributed to a decrease in consulting fees of $66,366 from $219,111 to $152,745, a decrease in general and administrative expenses of $124,642 from $184,917 to $60,275, a decrease in interest expense of $7,331 from $89,084 to $81,753. The Company also had a decrease in loss on derivative of $172,205 from $162,689 to ($9,516) and a decrease in loss on conversion of $180,000 from $180,000 to $-0-.

Six Months Ended February 29, 2012 Compared With Six Months Ended February 28, 2011

Net Revenue for each of the six months ended February 29, 2012 and February 28, 2011 was $-0-.  Net loss for the six months ended February 29, 2012 was $562,324 compared to net loss of $1,246,288 for the six months ended February 28, 2011.

Expenses have decreased by $683,964 for the six months of our current fiscal year from $1,246,288 for the six months ended February 28, 2011 to $562,324 for the six months ended February 29, 2012.  The decrease can be attributed to a decrease in consulting fees of $80,910 from $511,155 to $430,245, a decrease in general and administrative expenses of $143,649 from $251,972 to $108,323, a increase in interest expense of $22,482 from $140,472 to $162,954 is due to the registrant having insufficient revenues. The Company also had a decrease in loss on derivative of $301,887 from $162,689 to ($139,198) and a decrease in loss on conversion of $180,000 from $180,000 to $-0-.

Liquidity and Capital Resources

Our operations used approximately $75,337 in cash for the six months ended February 29, 2012.  Cash required during the six months ended February 29, 2012 came principally from cash proceeds from issuance of debt of $66,000 for the six months ended February 29, 2012.

Our operations used approximately $181,359 in cash for the six months ended February 28, 2011.  Cash required during the six months ended February 28, 2011 came principally from cash proceeds from issuance of debt of $235,500 for the six months ended February 28, 2011.

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

Date: April 23, 2012.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and
   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland	Chief Executive Officer and Director	April 23, 2012
/s/ Edmund J. Gorman	Chief Financial Officer, Principal Accounting Officer, and Director	April 23, 2012