Form 10-Q
period 2012-05-31
GLOBAL EARTH ENERGY, INC.
filed 2012-07-16
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At June 30, 2012, the registrant had outstanding 113,579,670 shares of common stock.

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

25

Item 3.  Defaults Upon Senior Securities.

25

Item 4.  Submission of Matters to a Vote of Security Holders.

25

Item 5.  Other Information.

25

Item 6.  Exhibits.

26

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

FINANCIAL REPORTS
AT
MAY 31, 2012

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

TABLE OF CONTENTS

Consolidated Balance Sheets at  May 31, 2012 (Unaudited)  and August 31, 2011

 2

Consolidated Statements of Operations for the Three and Nine Months Ended

  May 31, 2012 and May 31, 2011 and for the Period from the Date the Company Re-entered the Development Stage (March 1, 2010) Through

  May 31, 2012 (Unaudited)

 3

Consolidated Statements of Cash Flows for the Nine Months Ended May 31, 2012

 and May 31, 2011 and for the Period from the Date the Company  Re-entered the

 Development Stage (March 1, 2010) Through May 31, 2012 (Unaudited)

 4

Notes to Consolidated Financial Statements

 5-22

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	August 31,
	2012	2011

ASSETS
Current Assets
Cash and Cash Equivalents	$ 13	$ 9,574

Total Assets	$ 13	$ 9,574

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Note Payable – Related Party	$ 293,250	$ 236,500
Note Payable	30,000	15,000
Convertible Notes Payable, Net of discounts of $-0- and $20,703	7,000	6,797
Accrued Expenses	326,935	227,743
Due to Joint Venture	101,250	101,250
Derivative Liabilities	42,147	163,934
Accrued Interest ($603,463 and $415,791 owed to related parties)	604,889	416,542
Accrued Compensation – Directors	3,273,373	2,809,968
Due to Directors	285	400

Total Liabilities	4,679,129	3,978,134

Stockholders' Deficit
Common Stock : $.001 Par; 844,828,987 Shares Authorized;
484,552 and 472,981 Issued and 484,532 and 472,961 Outstanding, respectively	485	473

Stock Held in Escrow: 11,838 and 69,565 Held in Escrow, Respectively	(79,902)	(775,554)

Common Stock, Class B: $.001 Par; 5,171,013 and 50,000,000 Shares Authorized; -0- Issued and Outstanding, respectively	––	—

Preferred Stock, Class A: $.001 Par; 10,000 Shares Authorized; -0- Issued and Outstanding	––	––

Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
3,000,000 Issued and Outstanding,	3,000	3,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	––	—
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	––	—

Additional Paid-In-Capital	13,814,060	14,351,133
Accumulated Deficit	(7,419,591)	(7,419,591)
Accumulated Deficit Since Re-Entering the Development Stage	(10,994,168)	(10,125,021)
Treasury Stock – 20 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(4,679,116)	(3,968,560)

Total Liabilities and Stockholders' Deficit	$ 13	$ 9,574

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Period From
					Date of re-entering the Development Stage
	Three Months Ended		Nine Months Ended		March 1, 2010
	May 31,	May 31,	May 31,	May 31,	Through
	2012	2011	2012	2011	May 31, 2012

Revenues, Net	$ ––	$ ––	$ ––	$ ––	$ ––

Cost of Goods Sold	—	—	—	—	—

Gross Profit	—	—	—	—	—

Expenses
Compensation Expense	––	––	––	––	4,082,781
Consulting Fees	147,500	950,700	577,745	1,461,855	2,937,842
General and Administrative	75,634	160,882	183,957	412,854	1,083,050
Impairment Loss	––	––	––	––	1,273,139
Interest Expense	75,880	116,508	238,834	256,980	687,595
Loss on Conversion	––	––	––	180,000	180,000
(Gain) Loss on Derivative	7,809	(110,908)	(131,389)	51,781	733,257

Total Expenses	306,823	1,117,182	869,147	2,363,470	10,977,664

Loss from Operations Before
Provision for Taxes	(306,823)	(1,117,182)	(869,147)	(2,363,470)	(10,977,664)

Provision for Taxes	—	—	—	—	—

Loss from Continuing Operations	(306,823)	(1,117,182)	(869,147)	(2,363,470)	(10,977,664)

Discontinued Operations
Loss from Discontinued Operations	—	—	—	—	(16,504)

Net Loss for the Period	$ (306,823)	$ (1,117,182)	$ (869,147)	$ (2,363,470)	$ (10,994,168)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	484,532	302,490	482,471	216,486
Net Loss Per Common Share -
Basic and Diluted	$ (0.63)	$ (3.69)	$ (1.80)	$ (10.92)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period From
			Date of re-entering the Development Stage
	For the Nine Months Ended		March 1, 2010
	May 31,	May 31,	Through
	2012	2011	May 31, 2012

Cash Flows from Operating Activities

Net Loss for the Period	$ (869,147)	$ (2,363,470)	$ (10,994,168)

Non-Cash Adjustments:
Bad Debt	––	––	66,750
Discontinued Operations	––	––	16,504
Imputed Interest on Related Party Note Payable	17,693	5,015	27,028
Preferred Stock Issued in Exchange for Services Rendered	––	600,000	600,000
Common Stock Issued in Exchange for Services Rendered	130,000	421,820	1,132,120
Compensation Expense – Stock Option Awards	––	––	4,082,781
Impairment Loss	––	––	1,273,139
Amortization of Debt Discount	20,703	85,010	132,500
Loss on Conversion of Accrued Expenses for Stock Payable	––	180,000	180,000
(Gain) Loss on Derivative	(131,389)	51,781	733,257
Changes in Assets and Liabilities:
Prepaid Expenses	––	52,820	110,875
Other Assets	––	––	(5,000)
Accrued Expenses	99,192	242,905	234,794
Accrued Interest	188,347	––	287,539
Accrued Compensation – Directors	463,405	456,075	1,631,392

Net Cash Flows from Operating Activities	(81,196)	(268,044)	(490,489)

Cash Flows from Investing Activities
Cash Paid to Joint Venture	––	(18,750)	(18,750)

Net Cash Flows from Investing Activities	––	(18,750)	(18,750)
Cash Flows from Financing Activities
Cash Proceeds from Convertible Debt	––	132,500	132,500
Cash Proceeds from Issuance of Debt	15,000	––	30,000
Cash Proceeds from Sale of Stock	––	––	72,658
Cash Proceeds from Issuance of Related Party Debt	56,750	195,500	300,373
Repayment of Related Party Debt	––	––	(20,673)
Repayment to Directors – Net	(115)	(7,350)	(5,896)

Net Cash Flows from Financing Activities	71,635	320,650	508,962

Net Change in Cash and Cash Equivalents	(9,561)	33,856	(277)

Cash and Cash Equivalents - Beginning of Period	9,574	70	290

Cash and Cash Equivalents - End of Period	$ 13	$ 33,926	$ 13

Supplemental Disclosures
Interest Paid	$ 12,090	$ 112,472	$ 147,665
Income Taxes Paid	$ —	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:
Net Assets Acquired from Acquisition of 688239 B.C.	$ —	$ —	$ 845,000
Common Stock Issued in Payment of Debt	$ —	$ —	$ 350,435
Investment in Joint Venture & Due to Joint Venture	$ —	$ 120,000	$ 120,000
Common Stock Issued for Investment in Joint Venture	$ —	$ 324,643	$ 324,643
Common Stock Issued for Assets and Liabilities Assumed in Merger	$ —	$ —	$ 845,000
Common Stock Issued to Relieve Accrued Expenses	$ —	$ 123,000	$ 136,400
Stock Payable Reclassed to Derivative Due to Tainted Equity	$ 45,700	$ 213,000	$ 550,700
Discounts on Debt due to Derivative Liability	$ —	$ 132,500	$ 132,500
Common Stock Issued to Escrow	$ —	$1,245,117	$ 1,245,117
Conversion of Preferred Stock	$ —	$ 6,000	$ 6,000
Derivative Liability Settled for Common Stock Issued	$ 36,098	$ 275,715	$ 1,374,310
Common Stock Issued from Escrow for Conversion of Convertible Note Payable	$ 20,500	$ 281,820	$ 129,180

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

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C -  Recently Issued Accounting Standards - continued

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 became effective for the Company on March 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 did not have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 became effective for the Company on March 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our financial position or results of operations.

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

Note D -  Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $18,413,759 at May 31, 2012.

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

On November 8, 2009, the Company’s attorney was granted as compensation for services options to buy 667 shares of the Company’s common stock at the last quoted common stock offering price as of that day. A total of 667 options were granted at a price of $40.50.

On May 26, 2010, the Board of Directors were each granted as compensation for services options to buy 667 shares of the Company’s common stock at the last quoted common stock offering price as of that day. A total of 4,000 options were granted at a price of $114.

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

On August 2, 2010, the Company’s attorney was granted as compensation for services warrants to buy 1,333 shares of the Company’s common stock at $52.50.  On April 5, 2011 these shares were cancelled and 1,333 shares were issued for relief of $11,000 of accrued amounts owed.  The grant date fair value of the shares was equal to the liability relieved.

On August 11, 2011 the four board members were granted as compensation for services options to buy common stock at the last quoted common stock offering price as of that day.  A total of 22,000 options were granted at a price of $4.20. These options vested immediately and have a ten year contractual term.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity – continued

Stock Awards

Common Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2011
Balance - September 1, 2010	6,000	$40.50 - $114	6,000
Options Granted	–	–	–
Options Exercised	–	–	–
Options Forfeited	–	–	–
Balance – May 31, 2011	6,000		6,000

2012
Balance - September 1, 2011	28,000	$40.50 - $114	28,000
Options Granted	–	–	–
Options Exercised	–	–	–
Options Forfeited	–	–	–
Balance – May 31, 2012	28,000		28,000

Stock Awards

Stock Options - Preferred Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2012
Balance - September 1, 2011	365,000	$8.60 - $15.20	365,000
Options Granted	–	–	–
Options Exercised	–	–	–
Options Forfeited	–	–	–
Balance – May 31, 2012	365,000		365,000

Common Stock

On March 2, 2010, a stockholder that is closely related to Betty-Ann and Sydney Harland (Chairman, andPresident, CEO and Director, respectively) converted 1,000,000 Preferred Class C shares to 667 common shares.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -   Share Activity – continued

Common Stock

On April 30, 2010, the Company entered into an agreement with Richard Proulx (Director) as a Contractor.  Pursuant to the agreement the Contractor agrees to assist the Company in Sales for the Company in Quebec, Canada.  The term of the contract is for one year, expiring on April 30, 2011.  In consideration for his services, the Contractor received 1,333 common shares on April 30, 2010.  These shares were valued at $28,000 based on the closing price on the date of the grant.

On May 10, 2010, the Company and its wholly owned subsidiary, Global Earth Energy Acquisition Company, entered into an agreement to merge with 688239 B.C. Ltd., a British Columbia Corporation (688239 B.C.).  Pursuant to the agreement the Company issued 43,334 common shares to the sole stockholder of 688239 B.C. in exchange for the fair market value of certain assets and liabilities of 688239 B.C. On December 2, 2010 the merger with 688239 B.C. was rescinded and accounted for in the year ended August 31, 2010 (See Note – Discontinued Operations).

On June 22, 2010 the Company agreed to issue Sydney Harland (CEO and Director) 15,667 shares common stock in lieu of payment by the Company of $350,435 owed to Mr. Harland, included in due to directors.  The agreement was effective as of May 14, 2010.

On August 31, 2010, the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan for the Year 2010.  The purpose of the Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, by paying their retainer or fees in the form of shares of the Company’s common stock.  1,333 shares of common stock are registered to this plan at an offering price of $39.  The Plan shall expire on August 31, 2020.

On September 9, 2010 Robert Levitt converted 30,000 Preferred Class A shares to 4,000 common shares.

In September of 2010 Norman Reynolds was issued 1,333 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $54,000 based on the value of the shares on the date of grant.

On September 27, 2010 Arthur Kelly and Gloria Leung were granted 1,333 and 667 shares of common stock, respectively for rewriting and updating the Company’s business plan.  These shares were valued at $78,000 based on the closing price on the date of the grant.

On September 27, 2010 Carolyn Merrill was granted 667 shares common stock from the Company as compensation as the Company’s accountant.  These shares were valued at $16,500 based on the closing price on the date of the grant.

On October 1, 2010 the Company entered into an agreement with Geoffrey Eiten (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in various industrial relations and marketing services. The term of the contract is for three months expiring on January 1, 2011.    In consideration for his services, the Contractor was granted 2,000 common shares on September 27, 2010.  These shares were valued at $49,500 based on the fair value of the shares on the grant date.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -   Share Activity – continued

Common Stock

On October 5, 2010, 16,927 shares of common stock were placed into escrow pursuant to the convertible note agreement made with Asher Enterprises, Inc. These shares were recorded in Stock Held in Escrow account at a value of $253,907 based on the grant date fair value of the shares.

During the fiscal year ended August 31, 2011 Robert Levitt agreed to accept 120,000 shares in lieu of payment of an accrued balance owed to him of $180,000. The value of the shares to be issued on the date of the agreement was $360,000 causing a loss of $180,000 for the conversion. This stock payable was later re-classed to the derivative liability due to the tainted equity environment and potential inability of the Company to share settle the instrument. As a result, the related value of the stock payable and issuances were re-valued at each issuance date and balance sheet date due to the mark to market requirements for the derivative liability.

On October 12, 2010 Robert Levitt was granted 6,000 shares of common stock in partial satisfaction of the 120,000 shares owed to him for prior consulting services. The value of the shares issued was $73,800. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

On November 8, 2010, the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan for the Year 2010 No. 2.  The purpose of this Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, by paying their retainer or fees in the form of shares of the Company’s common stock.  33,333 shares of common stock are registered to this plan at an offering price of $.0029.  The Plan shall expire on November 8, 2020.

On November 8, 2010 Norman Reynolds was granted 4,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney. These shares were valued at $16,200 based on the value of the shares on the date of grant.

On November 23, 2010, 48,095 shares of common stock were granted to five shareholders to acquire 40% of the joint venture as determined pursuant to the joint venture agreement signed November 22, 2010 – see Note G. Strategic Alliance, George Sinnis, Glenn Sturm, Atlantic Station and Raymond F. Barbush III received 41,762; 1,333; 333; 1,333 and 3,334 shares respectively. The fair value of the shares based on the agreement date was $324,643 and was capitalized as a part of the joint venture asset.

On October 11, 2010 AGS was granted 6,667 shares common stock valued at $110,000 as part of their investment agreement executed October 5, 2010. The shares were expensed upon grant and the agreement was later dissolved.

On December 3, 2010 Robert Levitt received 6,667 shares common stock in partial satisfaction of the 120,000 shares owed to him for prior consulting services. The value of the shares issued was $179,000. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -   Share Activity – continued

Common Stock

On December 9, 2010, 51,467 shares of common stock were placed into escrow pursuant to the convertible note agreement made with Asher Enterprises, Inc. These shares were recorded in Stock Held in Escrow account at a value of $772,002 based on the grant date fair value of the shares.

On December 21, 2010, Norman Reynolds was granted 4,000 shares of common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $30,000 based on the closing price on the date of the grant.

On December 21, 2010 Spiros Sinnis was granted 2,400 shares of common stock for his consultant work pertaining to the Joint Venture agreement between the Company and Reflora do Brasil.  These shares were valued at $15,120 based on the closing price on the date of the grant.

On January 11, 2011 Robert Levitt was granted 14,667 shares of common stock of the 120,000 shares owed. The value of the shares issued was $154,000. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

On January 31, 2011 Norman Reynolds was granted 2,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $10,500 based on the closing price on the date of the grant.

On January 26, 2011 the Company entered into an agreement with Spiros Sinnis (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in connection with strategic transactions. The term of the contract is for twelve months expiring on January 26, 2012. In consideration for his services, the Contractor was granted 4,000 common shares on January 31, 2011. These shares were valued at $19,200 based on the closing price on the date of the grant. The shares were expensed upon grant due to being fully vested.

On January 26, 2011 the Company entered into an agreement with Andrew Madenberg (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in connection with strategic transactions. The term of the contract is for twelve months expiring on January 26, 2012. In consideration for his services, the Contractor was granted 4,000 common shares on January 26, 2011. These shares were valued at $19,200 based on the closing price on the date of the grant. The shares were expensed upon grant due to being fully vested.

On February 9, 2011 GFC 2005 was granted 5,000 shares common stock valued at $34,500 as part of their joint venture agreement executed February 9, 2011. The shares were expensed on the grant date based on the agreement being terminated shortly thereafter.

 On February 10, 2011 Robert Levitt received 10,000 shares common stock in partial satisfaction of 120,000 shares owed. The value of the shares issued was $315,000. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

On February 25, 2011 Norman Reynolds was granted 2,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $30,000 based on the closing price on the date of the grant.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity – continued

Common Stock

On February 25, 2011 Carolyn Merrill was granted 2,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s accountant.  These shares were valued at $60,000 based on the closing price on the date of the grant.

On March 2, 2011 Marie Fay was granted 867 shares common stock for services rendered.  These shares were valued at $13,000 based on the closing price on the date of the grant.

For the quarter ended May 31, 2011 Spiros Sinnis was granted 11,333 shares for services rendered in connection with his consultant contract.  These shares were valued at $92,000 based on the closing price on the date of the grants.

For the quarter ended May 31, 2011 Andrew Madenberg was granted 11,333 shares for services rendered in connection with his consultant contract.  These shares were valued at $92,000 based on the closing price on the date of the grants.

On February 1, 2011 the Company entered into an agreement with Geoffrey Eiten (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in various industrial relations and marketing services. The term of the contract is for six months expiring on August 1, 2011.    In consideration for his services, the Contractor was granted 1,333 common shares on February 1, 2011. These shares were valued at $9,200 based on the value of the shares on the grant date.

On May 13, 2011 Norman Reynolds was granted 8,000 shares common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $57,600 based on the closing price on the date of the grant.

On April 27, 2011, 32,475 shares of common stock were placed into escrow pursuant to the convertible note agreement made with Asher Enterprises, Inc. These shares were recorded in Stock

               Held in Escrow account at a value of $219,208 based on the grant date fair value of the shares.

On August 2, 2010, the Company’s attorney was granted as compensation for services warrants to buy 1,333 shares of the Company’s common stock at $0.035.  On April 5, 2011 these shares were cancelled and 1,333 shares were issued for relief of $11,000 of accrued amounts owed.  The grant date fair value of the shares was equal to the liability relieved.

For the quarter ended May 31, 2011 Robert Levitt received 30,000 shares common stock in partial satisfaction of 120,000 shares owed. The value of the shares issued was $318,500. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

On May 24, 2011, the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan for the Year 2011.  The purpose of this Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, by paying their retainer or fees in the form of shares of the Company’s common stock.  66,667 shares of common stock are registered to this plan at an offering price of $.004.  The Plan shall expire on May 24, 2021.

-  continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity – continued

For the quarter ended August 31, 2011 Andrew Madenberg was granted 16,667 shares for services rendered in connection with his consultant contract.  These shares were valued at $90,000 based on the closing price on the date of the grants.

For the quarter ended August 31, 2011 Spiros Sinnis was granted 16,667 shares for services rendered in connection with his consultant contract.  These shares were valued at $90,000 based on the closing price on the date of the grants.

For the quarter ended August 31, 2011 Robert Levitt received 20,000 shares common stock in partial satisfaction of 120,000 shares owed. The value of the shares issued was $84,000. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

On June 8, 2011 Norman Reynolds was granted 8,000 shares of common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $49,200 based on the closing price on the date of the grant.

On June 8, 2011 Carolyn Merrill was granted 1,333 shares of common stock in lieu of payment by the Company for compensation as the Company’s accountant.  These shares were valued at $6,400 based on the closing price on the date of the grant.

On July 18, 2011 the Company entered into an agreement with Daniel Chase (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in its coal, oil and gas procedures and protocols . The term of the contract is for six months expiring on January 18, 2012.    In consideration for his services, the Contractor received 32,667 common shares on July 18, 2011.  These shares were valued at $147,000 based on the grant date of the shares.

On September 22, 2011, the Company amended their authorized Common Stock Class B to 5,171,013 shares from 50,000,000 shares.  The 44,828,987 Class B shares were transferred to Common Stock Class A thereby increasing Common Stock Class A authorized to 844,828,987.

On September 5, 2011 the Company entered into an agreement with Makaha Media Corporation (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in developing and implementing appropriate plans and means for presenting the Company and its product(s) to the proper industries, establishing an image for the Company and its product(s) and creating the foundation for subsequent marketing efforts.  The term of the contract is for two months expiring on October 31, 2011.  In consideration for their services, the Contractor received 33,333 common shares.  These shares were valued at $130,000 based on the grant date of the shares.

On September 20, 2011 the Company entered into an agreement with Strategic Alliance Consulting Group (Contractor).  Pursuant to the agreement the Contractor agreed to retire the 21,762 shares Common Stock Class A that they were holding, for consideration of the Company reauthorizing the same amount of shares sometime in the future. The Company recorded the shares as treasury stock based on the value of the shares owed of $47,500 with the offsetting credit to stock payable. The treasury stock were immediately retired and returned to the authorized and unissued pool of shares for the Company. The treasury amount was relieved against common stock and APIC with this retirement. The stock payable was considered a part of the tainted equity environment as a common stock equivalent and re-classed to derivative liability upon being owed. The value of the shares was marked to market on the balance sheet date, see footnote I.

-continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity – continued

On September 20, 2011, the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan for the Year 2011, No. 2.  The purpose of this Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, by paying their retainer or fees in the form of shares of the Company’s common stock.  26,667 shares of common stock are registered to this plan at an offering price of $2.10.  The Plan shall expire on September 20, 2021.

On May 21, 2012 the Company approved a 1 to 1500 reverse stock split on its common stock.  All share activity has been retroactively adjusted for the split.

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

Note F –  Related Party Transactions

Certain disbursements of the Company have been paid by two directors of the Company therefore; a Due to Directors account has been established.  The balance at May 31, 2012 and August 31, 2011 was $285 and $400, respectively.

In October 2004, the Company entered into a consulting agreement with its Chairman, Betty-Ann Harland for a five year term, with annual compensation of $220,000 and auto allowance of $12,000.  The accrued consulting fees are accruing interest at 8.75% annually.  On March 24, 2011, the Company extended Ms Harland’s consulting agreement effective October 1, 2009 through October 1, 2011. On December 5, 2011, Mrs. Harland’s contract was extended through October 1, 2015. At May 31, 2012 and August 31, 2011 accrued compensation due to Mrs. Harland was $963,841 and $789,841, respectively.  At May 31, 2012 and August 31, 2011 accrued interest on accrued compensation was $134,840 and $82,297, respectively.

On February 28, 2011 Betty Harland was issued 2,000,000 Preferred Stock Class B (See Note E – Preferred Stock).

On August 25, 2007, the Company entered into a consulting agreement with its CEO, Sydney Harland for a five year term, with annual compensation of $220,000, health benefits of $15,000 and $12,000 auto allowance.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.  At May 31, 2012 and August 31, 2011 accrued compensation due to Mr. Harland was $1,338,488 and $1,167,208, respectively.  At May 31, 2012 and August 31, 2011 accrued interest imputed on accrued compensation was $246,707 and $171,427, respectively.

-continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F –  Related Party Transactions – continued

On August 25, 2007, the Company entered into a consulting agreement with its CFO, Edmund Gorman for a two year term, with annual compensation of $150,000, health benefits of $7,500.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.    On March 24, 2011, the Company extended Mr. Gorman’s consulting agreement effective August 25, 2009 through August 25, 2011.  On December 5, 2011, Mr Gorman’s contract was extended through August 27, 2015.  At May 31, 2012 and August 31, 2011 accrued compensation due to Mr. Gorman was $971,044 and $852,919, respectively.  At May 31, 2012 and August 31, 2011 accrued interest imputed on accrued compensation was $221,918 and $162,067, respectively.

On September 9, 2010 Robert Levitt converted 30,000 Preferred Class A shares to 4,000 common shares.

During the fiscal year ended August 31, 2011 Robert Levitt agreed to accept 120,000 shares in lieu of payment of an accrued balance owed to him of $180,000. The value of the shares to be issued on the date of the agreement was $360,000 causing a loss of $180,000 for the conversion. This stock payable was later re-classed to the derivative liability due to the tainted equity environment and potential inability of the Company to share settle the instrument. As a result, the related value of the stock payable and issuances were re-valued at each issuance date and balance sheet date due to the mark to market requirements for the derivative liability.

On October 12, 2010 Robert Levitt was granted 6,000 shares of common stock in partial satisfaction of the 180,000,000 shares owed to him for prior consulting services. The value of the shares issued was $73,800. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

For the quarter ended February 28, 2011 Robert Levitt received 31,333 shares common stock in partial satisfaction of the 120,000 shares owed to him for prior consulting services. The value of the shares issued was $648,000. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

For the quarter ended May 31, 2011 Robert Levitt received 30,000 shares common stock in partial satisfaction of 120,000 shares owed. The value of the shares issued was $318,500. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

For the quarter ended August 31, 2011 Robert Levitt received 20,000 shares common stock in partial satisfaction of 120,000 shares owed. The value of the shares issued was $84,000. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

Note Payable – Related Party balance was $293,250 and $236,500 at May 31, 2012 and August 31, 2011, respectively.  Amounts due are to Robert Levitt for monies loaned to the Company.

Interest expense charged to operations was $238,834 and $256,980 for the nine months ended May 31, 2012 and 2011 respectively.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G – Joint Ventures

   Reflora do Brasil

On November 22, 2010, the Company and Reflora do Brasil, a Brazilian company (“RDB”) executed a Joint Venture Agreement with respect to sale by RDB of carbon credits relating to certain property located in Brazil.  Proceeds from the sale of the Credits brokered by the Company for RDB shall be split as follows: sixty percent (60%) of the proceeds shall be distributed to the owners of the Para
Property, who are represented by RDB, and forty percent (40%) to the Company.   Pursuant to the agreement, the Company issued 6,333 shares of common stock valued at $6.75 per share on November 22, 2010 in addition to those shares listed below.

Strategic Alliance Consulting Group, Ltd. is entitled to compensation from the Company pursuant to the Joint Venture Agreement, as follows:

(a) 41,762 shares of the common stock valued at $6.75 per share of the Company and

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

Note H – Convertible Debentures and Note Payable

   The Company had convertible debentures outstanding as follows:

May 31, 2012	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

April 27, 2011 – Debenture	$ 7,000	$ ––	$ 7,000

Total Convertible Debentures	$ 7,000	$ ––	$ 7,000

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

On November 14, 2011, Asher Enterprises elected to convert $8,000 of their note payable into 12,698 common shares of the Company.  Asher’s remaining note payable at November 14, 2011 is therefore $19,500. The conversion was in accordance with the convertible note agreement therefore no gain or loss was recorded on the conversion and the converted amount was relieved to common stock and additional paid in capital.

On December 14, 2011, Asher Enterprises elected to convert $6,000 of their note payable into 22,222 common shares of the Company.  Asher’s remaining note payable at December 14, 2011 is therefore $13,500. The conversion was in accordance with the convertible note agreement therefore no gain or loss was recorded on the conversion and the converted amount was relieved to common stock and additional paid in capital.

On December 21, 2011, Asher Enterprises elected to convert $6,500 of their note payable into 22,807 common shares of the Company.  Asher’s remaining note payable at December 21, 2011 is therefore $7,000. The conversion was in accordance with the convertible note agreement therefore no gain or loss was recorded on the conversion and the converted amount was relieved to common stock and additional paid in capital.

At May 31, 2012 the payment due to Asher was past due and in default.

Note payable at May 31, 2012 and August 31, 2011 consisted of $30,000 and $15,000 due and payable to Marie Fay upon demand. Imputed interest expense for the nine months ended May 31, 2012 and 2011 was $1,800 and $-0-, respectively.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I –

Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for their convertible note with a balance of $7,000 and $27,500 as of May 31, 2012 and August 31, 2011, respectively.

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instruments. The Company valued the embedded derivative within the convertible note using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $26,875 as of August 31, 2011.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.17 years; (2) a computed volatility rate of 275.86% (3) a discount rate of 0.01% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model at the balance sheet date May 31, 2012 and bifurcate the instruments. The Company valued the embedded derivative within the convertible note using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $17,084 as of May 31, 2012.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.25 years; (2) a computed volatility rate of 315.09% (3) a discount rate of 0.00% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

As previously mentioned $20,500 of the previous convertible debt owed of $27,500 was converted during the period. The embedded derivative related to this portion of the convertible debt was re-valued on the settlement dates using the Black Scholes model to be $36,098. The related portion of the derivative liability was marked to market and re-classed to additional paid in capital with the settlements. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.25 years; (2) a computed volatility rate of 275% (3) a discount rate of 0.00% and (4) zero dividends.

The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. All warrants outstanding were considered tainted as a result of the tainted equity environment and potential inability of the Company to share settle the instruments. The Company valued these warrants using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $271 as of May 31, 2012.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 2.4 years; (2) a computed volatility rate of 315.09% (3) a discount rate of 0.41% and (4) zero dividends.  The valuation of these warrants was recorded with an offsetting gain/loss on the derivative liability.

As of May 31, 2012 the Company had 55,095 shares owed that were recorded as a part of the derivative liability due to the tainted equity environment. The related portion of the derivative liability was marked to market according to the value of the shares owed on the balance sheet date, May 31, 2012 at $24,792.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I –

Derivative Liability - continued

	Derivative Liability at August 31, 2011	Reclass from liabilities to derivative liability	Discount on debt with initial valuation	(Gain) Loss on Derivative for the Nine Months Ended May31, 2012	Settled to Additional Paid in Capital	Derivative Balances At May 31, 2012

Asher– Debentures	$ 31,455	$ ––	$ ––	$ 21,727	$ (36,098)	$ 17,084

Tainted Equity	130,000	45,700	––	(150,908)	––	24,792

Warrants Outstanding	2,479	––	––	(2,208)	––	271

Total	$ 163,934	$ 45,700	$ ––	$ (131,389)	$ (36,098)	$ 42,147

Note J –  Commitments and Contingencies

During the fiscal year ended August 31, 2011, the Company signed an agreement with Robert Levitt to settle the amount due him in the amount of $180,000.  The Company agreed to pay Mr. Levitt 120,000 common shares which at the date of the agreement were valued at $3.00 per share, or $360,000, resulting in a loss on conversion of $180,000. 32,667 shares were still owed as of May 31, 2012. This stock payable was valued as a part of the derivative liability at May 31, 2012.

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

On March 18, 2011, the Registrant, RCI Solar, Inc., and Melvin K. Dick amended the rescission agreement dated December 2, 2010.

The amendment to the rescission states that Melvin Dick shall be permitted to retain 6,667 shares of the Global Earth Common Stock which he received in connection with the Plan of Merger.  The remaining 36,667 shares of the Global Earth Common Stock received by Melvin Dick shall be surrendered to the Company and shall be cancelled.  The 6,667 shares of the Global Earth Common Stock retained by Melvin Dick shall be delivered to Norman T. Reynolds, Esq., attorney for the Company, who will hold the shares in escrow.  Melvin Dick shall be permitted to sell 333 to 667 shares each month depending how the stock is trading, after complying with the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

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

In exchange for the assets and liabilities of 688239 B.C., the Company issued 43,333 shares common stock at a value of $845,000.

Due to the difficulties encountered in completing the audit of 688239 B.C., filed on Form 8-Ka, item 9.01, on August 16, 2010 and continued difficulties experienced during the preparation of the subsidiary’s accounting records included in the Company’s annual report on Form 10-K for fiscal year 2010, the parties to the Plan of Merger desired to rescind the Plan of Merger (the “Rescission”). On December 2, 2010 the parties to the Plan of Merger executed the Rescission. As a result, Global Earth has agreed to transfer to Melvin Dick all of Global Earth’s interest in the 5,000 shares of the Class A Common Stock of 688239 B.C. which Melvin Dick previously agreed to deliver to Global Earth

The amendment to the rescission states that Melvin Dick shall be permitted to retain 6,667 shares of the Global Earth Common Stock which he received in connection with the Plan of Merger.  The remaining 36,667 shares of the Global Earth Common Stock received by Melvin Dick shall be surrendered to the Company and shall be cancelled.  The 10,000,000 shares of the Global Earth Common Stock retained by Melvin Dick shall be delivered to Norman T. Reynolds, Esq., attorney for the Company, who will hold the shares in escrow.  Melvin Dick shall be permitted to sell 333 to 667 shares each month depending how the stock is trading, after complying with the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

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

The following liability was valued at fair value as of May 31, 2012 and August 31, 2011. No other items were valued at fair value on a recurring or non-recurring basis as of May 31, 2012 or August 31, 2011.

May 31, 2012		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liablilities	$ 42,147	$ ––	$ ––	$ 42,147	$ 42,147

Total		$ ––	$ ––	$ 42,147	$ 42,147

August 31, 2011		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liablilities	$ 163,934	$ ––	$ ––	$ 163,934	$ 163,934

Total		$ ––	$ ––	$ 163,934	$ 163,934

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M –  Subsequent Events

During the month ended June 30, 2012, the Company issued 113,095,138 shares of common stock, bringing the total outstanding common stock to 113,579,670.  The 113,095,138 shares issued consisted of 37 shares due to a round up from the reverse stock split; 60,000,000 shares issued to the Board of Directors for their continued service; 24,138 shares to convert a note payable of the Company; 4,370,000 shares to consultants for services rendered and 48,700,963 shares placed into escrow for a new convertible debt obligation.

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

Results of Operations

Three Months Ended May 31, 2012 Compared With Three Months Ended May 31, 2011

Net Revenue for each of the three months ended May 31, 2012 and 2011 was $-0-.  Net loss for the three months ended May 31, 2012 was $306,823 compared to net loss of $1,117,182 for the three months ended May 31, 2011.

Net loss decreased by $810,359 for the third three months of our current fiscal year from $1,117,182 for the three months ended May 31, 2011 to $306,823 for the three months ended May 31, 2012.  The decrease can be attributed to a decrease in consulting fees of $803,200 from $950,700 to $147,500, a decrease in general and administrative expenses of $85,248 from $160,882 to $75,634 and a decrease in interest expense of $40,628 from $116,508 to $75,880. The Company also had a decrease in gain on derivative of $118,718 from $(110,908) to $7,809.

Nine Months Ended May 31, 2012 Compared With Nine Months Ended May 31, 2011

Net Revenue for each of the nine months ended May 31, 2012 and 2011 was $-0-.  Net loss for the nine months ended May 31, 2012 was $869,147 compared to net loss of $2,363,470 for the nine months ended May 31, 2011.

Net loss decreased by $1,494,323 for the nine months of our current fiscal year from $2,363,470 for the nine months ended May 31, 2011 to $869,147 for the nine months ended May 31, 2012.  The decrease can be attributed to a decrease in consulting fees of $884,110 from $1,461,855 to $577,745, a decrease in general and administrative expenses of $228,897 from $412,854 to $183,957 and a decrease in interest expense of $18,146 from $256,980 to $238,834. The Company also had a decrease in loss on conversion of $180,000 from $180,000 to $-0- and an increase in gain on derivative of $183,170 from $51,781 to $(131,389).

Liquidity and Capital Resources

Our operations used approximately $81,196 in cash for the nine months ended May 31, 2012.  Cash required during the nine months ended May 31, 2012 came principally from cash proceeds from debt of $71,750 for the nine months ended May 31, 2012.

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

10.36**

Joint Venture Agreement between Global Earth Energy, Inc. and Western Energy Group agreed to June 14, 2012, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on June 15, 2012, Commission File Number 000-31343.

10.37**

Joint Operating Agreement between Global Earth Energy, Inc. and Western Energy Group agreed to June 14, 2012, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on June 15, 2012, Commission File Number 000-31343.

10.38**

Global Earth Energy, Inc. 2012 Options, Restricted Stock and Performance-Based Awards Stock Plan, adopted June 14, 2012, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on June 15, 2012, Commission File Number 000-31343.

10.39**	Restricted Stock Award Agreement for Sydney A. Harland, executed June 14, 2012, filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K on June 15, 2012, Commission File Number 000-31343.
10.40**	Restricted Stock Award Agreement for Betty A. Harland, executed June 14, 2012, filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K on June 15, 2012, Commission File Number 000-31343.
10.41**	Restricted Stock Award Agreement for Edmund Gorman, executed June 14, 2012, filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K on June 15, 2012, Commission File Number 000-31343.
10.42**	Restricted Stock Award Agreement for Robert Glassen, executed June 14, 2012, filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K on June 15, 2012, Commission File Number 000-31343.
10.43**	Restricted Stock Award Agreement for Arthur N. Kelly, executed June 14, 2012, filed as Exhibit 10.8 to the registrant’s Current Report on Form 8-K on June 15, 2012, Commission File Number 000-31343.
10.44**	Restricted Stock Award Agreement for Richard Proulx, executed June 14, 2012, filed as Exhibit 10.9 to the registrant’s Current Report on Form 8-K on June 15, 2012, Commission File Number 000-31343.
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

Date: July 13, 2012.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and
   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland	Chief Executive Officer and Director	July 13, 2012
/s/ Edmund J. Gorman	Chief Financial Officer, Principal Accounting Officer, and Director	July 13, 2012