Form 10-K
period 2012-08-31
GLOBAL EARTH ENERGY, INC.
filed 2012-12-26
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012.

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________.

Commission File No. 000-31343

GLOBAL EARTH ENERGY, INC.
(Exact name of issuer as specified in its charter) (Exact name of registrant as specified in its charter)
Nevada	36-4567500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1213 Culbreth Drive Wilmington, North Carolina	28405
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (910) 270-7749

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on August 31, 2012 (based on the closing sale price of $0.01 per share of the registrant’s common stock, as reported on the OTCQB on that date) was approximately $626,237.  Common stock held by each officer and director and by each person known to the registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of November 30, 2012, we had issued 340,409,338 shares of our common stock, par value $0.001 per share, with 173,857,827 shares outstanding, of which 16,198,617 shares were unrestricted and 157,659,210 shares were restricted.

Table of Contents

Item 1.

Business.

3

Item 1A.

Risk Factors.

12

Item 1B.

Unresolved Staff Comments.

12

Item 2.

Properties.

13

Item 3.

Legal Proceedings.

13

Item 4.

(Removed and Reserved).

13

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities.

13

Item 6.

Selected Financial Data.

15

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

16

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

18

Item 8.

Financial Statements and Supplementary Data.

18

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

19

Item 9A.

Controls and Procedures.

21

Item 9A(T).

Controls and Procedures.

21

Item 9B.

Other Information.

23

Item 10.

Directors, Executive Officers and Corporate Governance.

23

Item 11.

Executive Compensation.

28

Item 12.

Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.

30

Item 13.

Certain Relationships and Related Transactions and Director Independence.

31

Item 14.

Principal Accounting Fees and Services.

31

Item 15.

Exhibits, Financial Statement Schedules.

32

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

PART I

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”   You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Item 1.

Business.

Company Overview

International Development Corp. (“IDC”) was formed on October 22, 2004, as a Nevada corporation.  On December 9, 2004, IDC merged with Ozolutions Inc., a Delaware Corporation, which was formed on January 10, 1996, as Unipak Process, Inc., with IDC as the surviving corporation.  On April 13, 2006, IDC changed its name to Global Wataire Inc.  On February 5, 2008, we changed our name to Global Earth Energy, Inc.

Previous Businesses

Over the years, and prior to our entry into the oil and gas business described below, we have been engaged in various businesses, none of which are relevant to our current business plan which is to acquire and develop oil and gas properties in South Texas and elsewhere.  Our previous businesses, some of which are summarized below, and are discussed in our previous filings with the SEC, all of which are incorporated herein by reference.  The previous business included, attempts to build and operate green alternative energy technologies to aid the world’s energy crisis and help relieve the green house effect.  To achieve that objective, we intended to operate a one million gallon per year biodiesel pilot plant.  In addition to the production of biodiesel, we hoped to pursue a strategy of expanding into the parallel solar and wind turbine energy markets.  Our plan was to develop sustainable alternative energy sources that are situated close to the energy end users and tailored to their needs.  We also sought entry into the coal business, but all of those plans were abandoned due to lack of financing.

One of our previous business, conducted through our wholly owned subsidiary, Freshwater Technologies, Inc., now known as Knightsbridge Corp., was international marketing and distribution of water purification systems using ultraviolet, ozone and water activator technology.  The markets we primarily targeted were located in the United States, Canada, Mexico, Costa Rica, Peru, and Panama.  Some of our other previous businesses are described below.

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

Ultraviolet Products.  In order to provide viable technology and pricing options to residential and commercial customers for drinking water solutions, we entered into an agreement with R-Can Environmental in June 2005, with the intention of distributing ultraviolet water treatment systems and water filters in selected markets in Latin America and the United States.  We terminated a prior agreement with another supplier.  On January 21, 2005, we formed a wholly owned subsidiary, Freshwater Technologies, Inc., and transferred our water activation and purification-related assets and business to it.  On January 11, 2006, we executed and closed an Asset Sale Agreement with Max Weissengruber, our then president and chief operations officer and a director, and D. Brian Robertson, our then chief financial officer, with respect to the purchase of certain assets of Freshwater Technologies.  Although the agreement was executed and closed on January 11, 2006, it was effective as of October 1, 2005.  Included in the assets was the name “Freshwater Technologies.”  The purchase price for the assets was $60,210.33 paid in the form of the forgiveness of debt for salary owed by International Development Corp. and Freshwater Technologies, Inc. for $32,482.51 to Mr. Weissengruber, and $27,727.82 to Mr. Robertson.

As additional consideration, Messrs. Weissengruber and Robertson agreed to the termination of their employment agreements with International Development Corp and a general release of all claims they may have had against either International Development Corp. or Freshwater Technologies, Inc.  Moreover, certain other liabilities of Freshwater Technologies, Inc. were either assumed or forgiven by Messrs. Weissengruber and Robertson and Robert Glassen, one of our directors, for $10,918.54.  The net effect of the transaction was that International Development and Freshwater were relieved of liabilities, which exceeded assets in the amount of $134,532.17, and that Freshwater Technologies, Inc. is now debt free.  We changed the name of Freshwater Technologies, Inc. to Atlantic Seaboard Company, Inc. on May 31, 2006.

Terminated Material Agreements

Transaction with Dutchess Private Equities Fund, Ltd.  On April 24, 2007, we entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”).  Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of our common stock over the course of up to thirty-six (36) months.  The amount that we shall be entitled to request from each purchase (“Puts”) shall be equal to, at our election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the put date.  Global Earth Energy received $-0- and $56,158, net of fees for the years ended August 31, 2011 and 2010, respectively.  As of August 31, 2010, this agreement was terminated per the contract maturity date.  Copies of the Investment Agreement with Dutchess Private Equities Fund, Ltd. and the termination of the Investment Agreement with Dutchess Private Equities Fund, Ltd. were attached as exhibits to our various current report filed with the SEC.

AGS Capital Group, LLC Investment Agreement.  On October 11, 2010, Global Earth Energy and AGS Capital Group, LLC executed that certain AGS Investment Agreement which provided upon the terms and subject to the conditions contained therein, Global Earth Energy shall issue and sell to AGS Capital, from time to time as provided therein, and AGS Capital shall purchase from Global Earth Energy up to Ten Million Dollars ($10,000,000) of Global Earth Energy’s fully registered, freely tradable common stock, par value $0.001 per share (the “the Common Stock”) pursuant to the Securities Act of 1933, as amended (the “Securities Act”).  On October 11, 2010, AGS was granted 10,000,000 shares common stock valued at $110,000 as part of their investment agreement executed October 5, 2010.  The shares were expensed upon grant and the agreement was later dissolved.  On January 7, 2011, prior to AGS rending any service to the company or purchasing any shares of common stock, Global Earth Energy gave notice of the termination of this agreement effective January 31, 2011.  Copies of the AGS Investment Agreement and the termination of the AGS Investment Agreement were attached as exhibits to our various current report filed with the SEC.

Reflora do Brasil.  On November 22, 2010, Global Earth Energy and Reflora do Brasil, a Brazilian corporation (“RDB”) executed that certain Joint Venture Agreement with respect to Global Earth Energy acting as a broker on behalf of RDB for the sale by RDB of carbon credits (the “Credits”) relating to certain property located in Brazil (the “Para Property”) as described in Joint Venture Agreement.  The proceeds from the sale of the Credits brokered by Global Earth Energy for RDB were to be split as follows: sixty percent of the proceeds shall be distributed to the owners of the Para Property, who are represented by RDB, and forty percent to Global Earth Energy.  The Joint Venture Agreement with Reflora do Brasil has been terminated.

RCI Solar, Inc. Plan of Merger.  On May 10, 2010, Global Earth Energy, Global Earth Energy Acquisition Company, a Wyoming corporation (the “Subsidiary”), 688239 B.C. Ltd., a British Columbia corporation (“688239 B.C.”), and Melvin K.  Dick (the “688239 B.C. Stockholder”) executed and closed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby 688239 B.C. merged into the Subsidiary, a wholly-owned subsidiary of Global Earth Energy (the “Merger”).  As a result of the Merger, the 688239 B.C. Stockholder received shares of the common stock of Global Earth Energy, par value $0.10 per share (the “Global Earth Common Stock”) in exchange for all of his shares of the common stock of 688239 B.C., without par value per share (the “688239 B.C. Common Stock”).  On December 2, 2010, Global Earth Energy, RCI Solar, Inc., and Melvin K.  Dick rescinded that certain Plan and Agreement of Triangular Merger Between Global Earth Energy, Inc., Global Earth Energy Acquisition Company and 688239 B.C. Ltd. effective on May 10, 2010.  A copy of the Rescission of Plan and Agreement of Triangular Merger Between Global Earth Energy, Inc. and RCI Solar, Inc. was filed with the SEC as an exhibit to our current report filed on December 3, 2010.

In addition to the businesses that we have terminated, we have terminated the following joint ventures:

•

Joint Venture Agreement dated January 10, 2011, between LifeCycle Investments, L.L.C. and Global Earth Energy, Inc., filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on January 12, 2011, Commission File Number 000-31343.

•

Joint Venture Agreement dated February 9, 2011, between Global Earth Energy, Inc. and GFC 2005, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on February 10, 2011, Commission File Number 000-31343.

•

Joint Venture Agreement dated February 22, 2011, between Global Earth Energy, Inc. and Innovated Concepts of Ethanol Corp., filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on February 22, 2011, Commission File Number 000-31343.

•

Joint Venture Agreement dated February 24, 2011, between Global Earth Energy, Inc. and Biosynergies Lubbock, LLC, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on February 25, 2011, Commission File Number 000-31343.

•

Joint Venture Agreement dated April 7, 2011, between Global Earth Energy, Inc. and Modern Coal, LLC, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on April 8, 2011, Commission File Number 000-31343.

Further, we have terminated our proposed coal operations which were planned to be operated through Global Earth Natural Resources Inc., a New Brunswick corporation, and in which we had an interest.  Our interest in Global Earth Natural Resources Inc. and a companion organization, Global Earth Natural Resources, L.L.C., a Texas limited liability company, were also terminated.

Existing Material Agreements

Asher Enterprises, Inc.  On September 28, 2010, December 6, 2010, and April 27, 2011, Global Earth Energy and Asher Enterprises, Inc., a Delaware corporation, executed Securities Purchase Agreements, whereby Asher Enterprises purchased an 8% Convertible Promissory Note of Global Earth Energy in the aggregate principal amount of $65,000.00, $40,000.00, and $27,500.00, respectively, convertible into shares of common stock of Global Earth Energy.  Since April, 2011, Asher has converted the notes into 133,571,862 shares of our common stock.  Copies of the Securities Purchase Agreements and convertible notes were attached as exhibits to our various current report filed with the SEC.

Company Contact Information

Our principal executive offices are located at 1213 Culbreth Drive, Wilmington, North Carolina 28405, telephone number (910) 270-7749, telecopier (910) 270-6640, and email harlandsydney@aol.com.  Our website is located at www.globalearthenergy.com.  The information contained in our website shall not constitute part of this report.

Global Earth Energy: Current Profile

At present, we do not own any oil and gas properties, nor do we have any production from oil and gas properties and do not have any oil and gas reserves.  However, with a view toward implementing our new business strategy to enter into the oil and gas business, on June 14, 2012, as amended on December 20, 2013, Global Earth Energy executed a Joint Venture Agreement with Western Energy Group to develop the Smith-Needham prospect located in Gonzales County, Texas.  Western Energy Group is engaged in the onshore exploration and development of oil and natural gas.  With over 60 years of combined experience of the key team members, Western Energy Group believes it is well positioned to identify, operate, enhance and prudently acquire properties that have current production and strong recompletion/workover opportunities.  We will not be able to implement our new business strategy or to take advantage of the opportunity afforded by Western Energy Group, unless and until we obtain adequate financing.

The Smith and Needham leases are located in the Austin-Chalk trend of Gonzales County, Texas.  The area is in one of the most active oil shale trends of the decade known as the Eagle Ford Shale.  The following is a discussion of the properties we hope to acquire, if we can obtain the necessary funding.  In order to acquire the below described properties through the Western Energy Group Joint Venture Agreement, we have agreed to pay the sum of $5,625,000, on or before January 25, 2013, for which we will acquire a seventy-five percent Working Interest (75% WI) in the Smith-Needham prospect leasehold.  The payments will be as follows:

•

The sum of $150,000 on or before January 4, 2013, representing the leasehold acquisition plus our proportionate share of the turn-key drilling and workover costs as identified in the Eagle Ford-Austin Chalk Horizontal Drilling Program;

•

The sum of $1,000,000 on or before January 11, 2013;

•

The sum of $2,000,000 on or before January 18, 2013; and

•

The sum of $2,475,000 on or before January 25, 2013.

The oil and gas leases are subject to a royalty burden as stated in the leases referenced in Exhibit "A" attached to the Joint Venture Agreement. Upon the payment of the sum of $5,625,000 on or before January 25, 2013, we will be provided with an Assignment and Bill of Sale evidencing our interest in the leasehold, in the form as attached in Exhibit "A" to the Joint Venture Agreement. Should Global Earth Energy not fulfill the funding requirements stated above, Western Energy Group can terminate the Joint Venture Agreement and our Working Interest in the leasehold will be reduced to the proportionate interest based on the funds paid or Western Energy Group, at its discretion, may extend the Joint Venture Agreement in writing.

In connection with the Joint Venture Agreement, we executed a Compensation Agreement with Alex Barta dated May 23, 2012, a copy of which is attached as an exhibit to this report, which provides:

•

Alex Barta is retained for a period of six months beginning June 4, 2012, and ending December 4, 2012, who will be paid $5,000 per month, contingent upon our establishing a partnership with an oil and gas operator introduced by to us by Mr. Barta.

•

In addition, Mr. Barta will retain ten percent of all of the Working Interests acquired as a result of all transactions brought into us by Mr. Barta for a period of 18 months from the time we acquire our initial working interest in the Smith Needham Lease from Western Energy Group.

•

In addition, at the end of the contract, Mr. Barta will receive additional compensation in the amount of $60,000 to paid in shares of our common stock at the current price per shares at that time.

Wells and Leases: Smith and Needham Leases

There are a total of approximately 680 acres of leasehold interest with multiple drilling locations identified and two active oil wells located on 160 acres of the Smith-Needham prospect.  Available interest is up to 75% working interest in the development acreage and the producing 160 acre Smith lease in the Smith-Needham prospect.  We propose to first do a workover of the Smith No. 2 well whereby we hope to increase production from the current 10-15 barrels per day to up to 40 barrels per day.  We plan on drilling two new 6,500 foot horizontal Eagle Ford oil wells.

The property features:

•

Proven developed producing and behind pipe reserves (PDP, PDNP) in the Austin Chalk and Buda Formations;

•

Multiple drilling locations identified in the Austin Chalk and Eagle Ford trends for future development with up to 250,000 barrels of oil recovery per well;

•

Multiple pay targets and well diversity will provide us with enhanced risk management; and

•

Estimated production after our proposed drilling program of up to 850 barrels of oil per day with estimated prospect reserves exceeding 1,000,000 barrels of oil.

In the early 1980s, Mitchell Energy, a Texas based company, began experimenting with hydraulic fracturing in a formation found in North Texas called the Barnett Shale.  Like many other shale formations throughout the country, the Barnett was previously thought to be non-commercial due to the low permeability of the reservoir.  Companies that had attempted earlier completions in these shale formations were ultimately disappointed by short lived production as the formations were simply too “tight” to allow for efficient reservoir drainage.  Mitchell worked diligently to perfect a combination of horizontal drilling and hydraulic fracturing that would ultimately unlock the secrets of the shale.  By the late 1990s, Mitchell’s years of persistence paid off.

Once the economic viability of the Barnett Shale was established, the industry started to take a hard look at other shale formations encountered nationwide while drilling and producing conventional reservoirs.  One such company was Houston, Texas based Petrohawk.  The STS No. 241-1H, drilled in 2008 in La Salle County, Texas, was the discovery well for the Eagle Ford Shale, located in over 24 counties and stretching over 400 miles from deep south Texas into the northeastern part of the state; the discovery of the Eagle Ford is changing the industry again.  Western Energy Group and Global Earth Energy have teamed up to pursue and develop the Eagle Ford along the oil window in Gonzales County, Texas.

Smith-Needham Leases

There are currently two wells producing on 160 acres of the Smith Lease tracts.  The Smith #1 well was put back into production in August 2011 with a small work over and acidizing stimulation.  The well is producing from the Austin Chalk formation making approximately 5-10 barrels of oil per day.  Total lease production as of November 1, 2011, was approximately 15 barrels of oil per day.  The Smith #2 well is producing from the Buda formation making approximately 5 barrels of oil per day.  A work over is being planned to recomplete the well to the Austin Chalk and conduct a small fracture stimulation on the formation.  Based on a hyperbolic decline and additional behind pipe reserves, there is an estimated 61,000 barrels of oil remaining to be recovered from the existing wellbores.

Austin Chalk Prospect

The second prospect well to be drilled will be on the Needham Lease.  In the early 1980’s a vertical Austin Chalk well was completed on the lease and had an initial production rate of 392 barrels of oil per day.  The well produced in excess of 86,000 barrels before being plugged and abandoned.  Another vertical well known as the Reese –A-#1 drilled in the same contour line had an initial production of nearly 400 bopd and produced 83,000 barrels of oil.  Our plan is to drill a new, short radius horizontal well between the two previous high volume wells, completed in the Austin Chalk.  Utilizing hydraulic fracture stimulation.  Drilling a horizontal leg in this once highly productive area should pick up additional fracture sets not encountered during earlier operations on the lease.  The image below (on right) illustrates the ability of a horizontal well to more effectively drain a reservoir compared to a conventional vertical well.

We anticipate there is still significant oil in place due to low porosity matrix of the Austin Chalk.  Other formations that are productive in the area and will be evaluated are the Buda, Edwards and Navarro.  There is sufficient acreage offsetting wells to be drilled should prospect evaluation warrant further operations.  The estimated initial production from the Needham #4 is 400 barrels of oil per day.  Utilizing a 75% decline as shown on the Reese #1 well the estimated overall recovery for the new drill is nearly 200,000 barrels of oil.

Smith #3H Eagle Ford/Buda

Global Earth Energy will have leasehold interests and production in the immediate proximity of some of the major players, most notably Forest Oil Company.  The Forest Oil Corp. wells are reported to have an average IP of more than 700 barrels of oil per day with laterals of nearly 4,000’ and multi-stage fracs.  Two main leases comprise the majority of the prospect area.  The 480 acre Smith Lease has two wells that are currently producing, one from the Austin Chalk and another from the deeper Buda formation.  Plans for the Smith Lease are to drill a short radius horizontal well to produce from the Eagle Ford  Shale formation as found at 6,060’- 6,130’ in the Smith #1 well.

The estimated production from the Smith #3 is 400 barrels of oil per day with estimated overall recovery of nearly 200,000 barrels of oil.  Should it be determined that the Eagle Ford formation is not commercially productive, the Buda formation will be tested for commercial production.  The Buda formation is highly productive in the Smith #2 well.  A short horizontal drain hole in the Buda formation has the potential to yield as much as 50,000 barrels of oil.  Other formations that are productive in the area and will be evaluated are the Austin Chalk, Georgetown and Navarro.

Global Earth Energy: Recent Data

There are many factors that make the Eagle Ford play so attractive.  A vast portion of the play is “liquids (oil) rich “separating it from other shales, which produce mostly “dry” natural gas.  Combining the “oily” characteristic of a large portion on the shale with a brittle nature that is highly receptive to fracturing and it is no wonder that majors and independents alike are scrambling to establish their foothold in the play.  Companies such as Chesapeake, EOG, Hillcorp Resources, Marathon Oil, Pioneer Natural Resources, Forest Oil, and Conoco Phillips are highly active in the play.  It is well known within the industry that once a field is discovered only 20-30% of the original oil in place can be recovered conventionally.  The benefits of technological advances in drilling and fracturing wells are not just being experienced in shale plays.  Many forward thinking professionals within the industry are examining conventional formations and applying what was learned in recent years to maximize reservoir drainage and well performance.  Formations that were once drilled only vertically are now being drilled horizontally with exponential increases in initial production and overall recovery rates.

Another formation seeing a boom in production and drilling activity is the Austin Chalk Formation.  The Austin Chalk sits directly above the Eagle Ford Shale, which is said to be the source rock for the Chalk.  The Chalk is very productive in parts of Gonzales County, Texas with good porosity and natural fracturing, providing a higher level of permeability than found in other areas in the Chalk Trend.  Drilled mainly in the 1980’s, many Chalk wells were completed vertically and had high initial production and ultimate recovery rates.  Many of the wells in the county were drilled vertically therefore only draining near wellbore fractures.  There are numerous opportunities to redrill the reservoirs with lateral drain holes to access multiple fractures in one wellbore, allowing for significantly higher production and recovery rates.  This same model was utilized successfully in other areas where the Chalk trend is present, including the prolific Giddings and Pearsall Fields.

Geology

The Austin Chalk formation is comprised of chalk and marl, which are porous marine limestones of the Cretaceous time period, found in the Gulf Coast region of the U.S.  Between 89 to 95 million years old, the formation stretches over three states, from deep south Texas into Mississippi.  Over 400 miles long, 31 miles wide, and with a thickness of between 55 and 590 feet; the Chalk has accounted for some of the largest, most productive oil and gas fields in Texas and Louisiana, including the Pearsall, Giddings, Brookeland and Master’s Creek fields.  Discovered initially in the 1920’s in the Pearsall Field in Frio County, Texas; the Austin Chalk accounts for roughly 50% of the horizontal wells ever drilled.

Underlying and sourcing the Austin Chalk is the recently discovered Eagle Ford Shale.  Discovered in 2008 in La Salle County, Texas; the Eagle Ford is the hottest shale play domestically with over 4183 wells completed or permitted as of December 2011.  The Eagle Ford is a Cretaceous age rock, between 89 to 95 million years old.  What makes the formation so attractive is that it has a significantly higher carbonate content and lower clay content than traditional shales.  This makes it more receptive to fracturing, which drives the ability of a formation to produce oil and gas in highly commercial quantities.  The trend is over 50 miles wide and 400 miles long, stretching from far South Texas into East Texas.  Not only does the Eagle Ford source the Austin Chalk but it is also the source rock for the prolific East Texas Oil Field.  Regionally, the formation is present in the Northwestern “Oil Window” of the play, which dips down towards the Gulf of Mexico.  The Eagle Ford Shale has a significantly higher “liquids rich” portion of the play than many other shales, providing stronger economics than “dry gas” shales.

Marketing and Delivery Commitments

Once we acquire oil and gas properties, we expect that our natural gas production will generally be sold on a month-to-month basis in the spot market, priced in reference to published indices, and our oil production would be generally sold under short-term contracts at prices based upon refinery postings or NYMEX WTI monthly averages and would typically be sold at the wellhead.  Once we acquire oil and gas properties, our natural gas liquids production would typically be sold under term agreements at prices based on postings at large fractionation facilities.  Once we acquire oil and gas properties, we believe that the loss of one or more current oil, natural gas, or natural gas liquids purchasers would not have a material adverse effect on our ability to sell our production, once we acquire our proposed properties, because any individual purchaser could be readily replaced by another purchaser, absent a broad market disruption.  Until we acquire properties and productions, we will have no delivery commitments.

Competition

Once we acquire oil and gas properties, we will encounter competition in all aspects of our business, including acquisition of properties and oil and gas leases, marketing oil and gas, obtaining services and labor, and securing drilling rigs and other equipment necessary for drilling and completing wells.  Our ability to increase reserves in the future will depend on our ability to generate successful prospects on our existing properties, execute on major development drilling programs, and acquire additional leases and prospects for future development and exploration, and to arrange the necessary financing.  A large number of the companies that we compete with have substantially larger staffs and greater financial and operational resources than we have.  Once we obtain the necessary financing, we will have to secure the services of qualified management and staff.  Until we do so, we will be able to effectively compete in our proposed markets.

Industry Regulation

Once we acquire oil and gas properties, our oil and gas operations will be subject to various U.S. federal, state, and local laws and regulations.  These laws and regulations may be changed in response to economic or political conditions.  Matters subject to current governmental regulation or pending legislative or regulatory changes include bonding or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs, reports concerning our operations, the spacing of wells, unitization and pooling of properties, taxation, and the use of derivative hedging instruments.  Our proposed operations will also be subject to permit requirements for the drilling of wells and regulations relating to the location of wells, the method of drilling and the casing of wells, surface use and restoration of properties on which wells are located, and the plugging and abandonment of wells.  Failure to comply with the laws and regulations in effect from time to time may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that could delay, limit, or prohibit certain of our operations.  At various times, regulatory agencies have imposed price controls and limitations on oil and gas production.  In order to conserve supplies of oil and gas, these agencies may restrict the rates of flow of oil and gas wells below actual production capacity.  Further, a significant spill from one of our future proposed facilities could have a material adverse effect on our results of operations, competitive position, or financial condition.  The laws in the United States regulate, among other things, the production, handling, storage, transportation, and disposal of oil and gas, by-products from oil and gas, and other substances and materials produced or used in connection with oil and gas operations.  We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.

Once we acquire oil and gas properties, our proposed operations will also be subject to various conservation laws and regulations.  These include the regulation of the size of drilling and spacing units or prorationunits and the unitization or pooling of crude oil and natural gas properties.  In addition, state conservation laws generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.  Certain of our proposed operations may be conducted on federal land pursuant to oil and gas leases administered by the Bureau of Land Management (“BLM”).  These leases will most likely contain relatively standardized terms and require compliance with detailed BLM regulations and orders (which are subject to change by the BLM).  In addition to permits required from other agencies, lessees must obtain a permit from the BLM prior to the commencement of drilling and comply with regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, the valuation of production, and the removal of facilities.  Under certain circumstances, the BLM may require our operations on federal leases to be suspended or terminated.  Once we acquire oil and gas properties, any such suspension or termination could materially and adversely affect our financial condition and operations.

Once we acquire oil and gas properties, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will impose reporting and other requirements on our business and operations, including with respect to payments made to U.S. and foreign governments related to our proposed oil and gas exploration and development activities.  The legislation also imposes new requirements and oversight on our derivatives transactions, including potential new clearing, margin, and position limits requirements.  Significant regulations are required to be promulgated by the SEC and the Commodity Futures Trading Commission to implement these requirements and provide certain exemptions for qualified end-users.  Although Global Earth Energy does not anticipate it will be affected differently than other producers of oil and natural gas, the new requirements are likely to impose additional reporting obligations on us with respect to the use of derivative instruments to hedge against commercial risks related to fluctuations in oil and gas commodity prices and interest rates.  In addition, this legislation could have a substantial impact on our counterparties and may increase the cost of our derivative arrangements in the future.  The imposition of these types of requirements or limitations could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activities.

Additional proposals and proceedings that might affect the oil and gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission, and the courts.  We cannot predict when or whether any such proposal, or any additional new legislative or regulatory proposal, may become effective.  Once we acquire oil and gas properties, no material portion of Global Earth Energy’s business is expected to be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

Environmental and Climate Change Regulation

Once we acquire oil and gas properties, we will be subject to stringent national, state, provincial, and local laws and regulations in the jurisdictions where we expect to operate relating to environmental protection, including the manner in which various substances such as wastes generated in connection with oil and gas exploration, production, and transportation operations are released into the environment.  Compliance with these laws and regulations can affect the location or size of wells and facilities, prohibit or limit the extent to which exploration and development may be allowed, and require proper closure of wells and restoration of properties when production ceases.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil, or criminal penalties, imposition of remedial obligations, incurrence of additional compliance costs, and even injunctions that limit or prohibit exploration and production activities or that constrain the disposal of substances generated by oil field operations.

Once we acquire oil and gas properties, we expect to operate or lease a number of properties that for many years have been used for the exploration and production of oil and gas.  Although we expect to utilize operating and disposal practices that are standard in the industry, hydrocarbons or other wastes may have been disposed of or released on or under the properties to be operated or leased by us or on or under other locations where such wastes have been taken for disposal.  In addition, many of these properties will most likely have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes will not be under our control.  These properties and the wastes disposed thereon may be subject to laws and regulations imposing joint and several, strict liability without regard to fault or the legality of the original conduct that could require us to remove previously disposed wastes or remediate property contamination, or to perform well pluggings or pit closures or other actions of a remedial nature to prevent future contamination.

Once we acquire oil and gas properties, our proposed operations would most likely produce wastewater that would be disposed via injection in underground wells.  These wells are regulated under the Safe Drinking Water Act (the “SDWA”) and similar state and local laws.  The underground injection well program under the SDWA requires permits from the United States Environmental Protection Agency (“EPA”) or analogous state agencies for our proposed disposal wells, establishes minimum standards for injection well operations, and restricts the types and quantities of fluids that may be injected.  Once we acquire oil and gas properties , we expect  that our proposed disposal well operations will comply with all applicable requirements under the SDWA and similar state and local laws.  However, a change in the regulations or the inability to obtain permits for new injection wells in the future may affect our ability to dispose of produced waters and ultimately increase the cost of our operations.

Once we acquire oil and gas properties, hydraulic fracturing is an important process that would be used in the completion of our oil and gas wells.  The process involves the injection of water, sand, and chemicals under pressure into low-permeability formations to fracture the surrounding rock and stimulate production.  The process is typically regulated by state oil and gas commissions.  Various state and local governments have implemented or are considering increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, requirements for disclosure of chemical constituents, and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as watersheds.  For instance, in December 2011, the states of Texas and Colorado adopted far-reaching rules that require the public disclosure of chemicals used in the hydraulic fracturing process, with the Texas rules applicable to fracturing treatments on wells with initial drilling permits issued on or after February 1, 2012, and the Colorado rules applicable to fracturing treatments performed on or after April 1, 2012.  The availability of this information could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.  In addition, Congress has considered legislation to regulation under the SDWA.  If adopted, such legislation would establish an additional level of regulation and impose additional costs on our proposed operations.

Nearly half of the states in the U.S., either individually or through multi-state initiatives, have begun implementing legal measures to reduce emissions of greenhouse gases (“GHGs”).  Also, the Supreme Court held in Massachusetts, et al. v.  EPA (2007) that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act, and subsequently in December 2009, the EPA determined that GHG emissions present an endangerment to public health and the environment because such emissions, according to the EPA, are contributing to warming of the earth’s atmosphere and other climate changes.  These findings allow the EPA to implement regulations that would restrict GHG emissions under existing provisions of the Clean Air Act.  On November 8, 2010, the EPA finalized GHG reporting requirements for the petroleum and natural gas industries.  Under this final rule, owners or operators of facilities that contain petroleum and natural gas systems, as defined by the rule, and emit 25,000 metric tons or more of GHGs per year per basin (expressed as carbon dioxide equivalents) will report emissions from all source categories located at the facility for which emission calculation methods are defined in the rule.  Owners or operators will collect emission data; calculate GHG emissions; and follow the specified procedures for quality assurance, missing data, record keeping, and reporting defined in the final rule.  For purposes of the rule, an onshore petroleum and natural gas production facility is generally defined as all petroleum and natural gas equipment associated with all petroleum or natural gas production wells and CO2enhanced oil recovery operations that are under common ownership or control, including leased, rented, and contracted activities, by an onshore petroleum and natural gas production owner or operator and that are located within a single hydrocarbon basin as defined by the American Association of Petroleum Geologists.  The rule is estimated to require reporting from approximately 2,800 facilities, covering 85% of the total GHG emissions from the U.S. petroleum and natural gas industries, including all of our proposed facilities, with modeling reporting beginning in late 2012 and actual data reporting beginning in 2013.  We expect these new rules to result in increased compliance costs on our operations.  In addition, these rules, and any other new rules and regulations addressing GHG emissions, could result in additional operating restrictions.

We believe that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards.  While, once we acquire oil and gas properties, we believe that we will be in substantial compliance with applicable environmental laws and regulations in effect at that time and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance that we will not be adversely affected in the future.  We will establish internal guidelines to be followed in order to comply with environmental laws and regulations in the United States and other relevant international jurisdictions.  We expect to employ an environmental, health, and safety department whose responsibilities include providing assurance that our proposed operations will be carried out in accordance with applicable environmental guidelines and safety precautions.  Although we expect that we will maintain pollution insurance against the costs of cleanup operations, public liability, and physical damage, there is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future.  However, until we acquire oil and gas properties, we will not purchase any such pollution insurance.

Key Personnel

Our future financial success depends to a large degree upon the personal efforts of our key personnel.  In our formative period, Sydney A. Harland, our chief executive officer and president, will play the major role in securing the services of those persons who can develop our business strategy and technology upon receipt of sufficient funds to pay for such services either from success through receipt of funds from earnings, borrowing or sales of common stock.  While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed.  We do not have an employment contract with Mr. Harland.

We Need To Hire Specialized Personnel

Although we are committed to the continued development and growth of our business, we will need to engage specialized key personnel, such as underwriters and legal personnel, to assess risks of investing in lawsuits and to assist Global Earth Energy in the execution of our business model, inasmuch as Sydney A. Harland, our chief executive officer, does not possess the requisite level of expertise to perform such functions.  It is possible that we will not be able to locate and hire such specialized personnel on acceptable terms.

Adequacy of Working Capital

We hope to generate sufficient capital to fund our business plan through investments in our securities, revenues from operations, or borrowings.  a successful resolution of the litigation in which we are currently involved.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities,” and “Business.”  If we are not able to raise additional capital as described above, we would not be able to continue and our business would fail.  As of the date of this report, we do not have any commitments for financing.

Our Financial Results May Be Affected by Factors Outside of Our Control

Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control.  Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from projections.  We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall.  Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

Employees

As of the date of this report, we do not have any employees.  We do not currently anticipate that we will hire any employees in the next six months.  However, as our operations expand, we will need to employ the persons that we may need.  We do not feel that we would have any difficulty in locating needed help.

From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development.  We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial personnel.

Transfer Agent

Our transfer agent is Transfer Online, Inc., whose address is 512 SE Salmon Street, Portland, Oregon 97214, and telephone number (503) 227-2950.

Item 1A.

Risk Factors.

Not applicable.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

Our corporate office is located at 1213 Culbreth Drive, Wilmington, North Carolina 28405, which we rent at the rate of $250.00 per month.  In addition, we use approximately 400 square feet of office space at 5050 De Sorel, Suite 110, Montreal, Quebec, Canada H4P 1G5.  We believe that all of our facilities are adequate for at least the next 12 months.  We expect that we could locate other suitable facilities at comparable rates, should we need more space.

Item 3.

Legal Proceedings.

We are aware of the filing of one lawsuit against us, styled The Pelas Group, Inc. v. Sydney Harland, Knightsbridge Corporation, Global Earth Energy, Inc., and DOES 1through 15, inclusive, under Case No. 37-2012-00104417-CU-BC-CTL, pending in the Superior Court of the State of California, County of San Diego, Central Judicial District, filed on October 4, 2012.  Although the lawsuit has apparently been filed, we have not been served.  The allegations in the lawsuit appear to be against our president, Sydney Harland, and our wholly-owned subsidiary, Knightsbridge Corporation, arising out of a consulting agreement between the plaintiff and Knightsbridge Corporation dated August 5, 2009.  There does not appear to be any viable claim leveled against Global Earth Energy; the alleged claim is only directed against Mr. Harland and our wholly-owned subsidiary, Knightsbridge Corporation.  Inasmuch as service has not been perfected, it is too early to comment on the status or possible outcome of the litigation.  We will vigorously defend our position.

Item 4.

(Removed and Reserved).

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since April 17, 2006, following the change in our corporate name from International Development Corp. to Global Wataire, Inc., our common stock was quoted on the OTC Bulletin Board under the symbol “GWTE.OB.”  Beginning in July 2001, until December 9, 2004, our symbol was “OZLU.OB.”  When we changed our corporate name from Ozolutions, Inc. to International Development Corp. on December 9, 2004, our symbol changed to “IDVL.OB.”  Subsequently, when we changed our corporate name to Global Earth Energy Inc. on February 5, 2008, our symbol changed to “GEEG.OB”  On May 20, 2009, our symbol changed to “GLER.OB.”  Since, February 17, 2011, our shares have been quoted on the OTCQB maintained by The OTC Markets Group under the symbol “GLER.”

The following table sets forth, taking into consideration the one for 1,500 reverse split of our common stock which occurred on May 21, 2012, the high and low bid prices for our common stock on the OTCQB as reported by various market makers.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
Quarter Ended:
February 28, 2011 May 31, 2011 August 31, 2011 November 30, 2011	$0.021 $0.0133 $0.0051 $0.7463	$0.0031 $0.0034 $0.0026 $0.4478
Quarter Ended:
February 29, 2012 May 31, 2012 (1) August 31, 2012 November 30, 2012	$0.4478 $0.45 $0.01 $0.0035	$0.2985 $0.45 $0.01 $0.0034

_____________

(1)

This price takes into account the one for 1,500 reverse split which occurred on May, 21, 2012.

As of November 30, 2012, we had 340,409,338 shares of our common stock issued, with 173,857,827 shares outstanding, of which 16,198,617 shares were unrestricted and 157,659,210 shares were restricted.  Our shares of common stock are held by approximately 1,704 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  There is no trading market for the shares of our preferred stock.

Dividends

We have not paid or declared any dividends on our common stock, nor do we anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future.  Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, if any, our financial requirements for future operations and growth, and other facts as our board of directors may then deem appropriate.

Securities Authorized for Issuance under Equity Compensation Plans

On June 14, 2012, Global Earth Energy adopted that certain Global Earth Energy, Inc. 2012 Options, Restricted Stock and Performance-Based Awards Stock Plan (the “Plan”).  The purposes of the Stock Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to directors, officers, employees and consultants of Global Earth Energy and its subsidiaries and to promote the success of our business.  To accomplish the foregoing, the Plan provides that we may grant Options, Restricted Stock and Performance-Based Awards (each as defined under the Plan).  Options granted under the Plan may be incentive stock options (as defined under Section 422 of the Internal Revenue Code) or nonstatutory stock options, as determined by the administrator of the Plan at the time of grant of an Option and subject to the applicable provisions of Section 422 of the Internal Revenue Code, as amended, and the regulations promulgated thereunder.

On June 14, 2012, we awarded 10,000,000 shares of restricted stock to each of our directors, Sydney A. Harland, Betty A. Harland, Edmund J. Gorman, Robert Glassen, Arthur N. Kelly, and Richard Proulx, each of whom executed a Restricted Stock Award Agreement.

On November 14, 2012, we issued 100,000,000 shares of restricted stock to Sydney A. Harland, as partial payment for compensation due to him.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act.  Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the purchase of our shares.  Our securities were sold only to an accredited investor, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Each of Sydney A. Harland, Betty A. Harland, Edmund J. Gorman, Robert Glassen, Arthur N. Kelly, and Richard Proulx was provided with access to our filings with the SEC, including the following:

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

•

A brief description of the securities being offered, and any material changes in the Registrant’s affairs that are not disclosed in the documents furnished.

A copy of each of the Global Earth Energy, Inc. 2012 Options, Restricted Stock and Performance-Based Awards Stock Plan and the executed Restricted Stock Award Agreement for each of our directors was attached as an exhibit to our current report on Form 8-K filed with the SEC on June 15, 2012.

On June 22 and 26, 2012, we issued 2,100,000 shares of our common stock to each of Mr. and Mrs. Harland, which had been registered pursuant to our registration statement on Form S-8 filed with the SEC on June 7, 2012.  However, given the fact that Mr. and Mrs. Harland are affiliates of Global Earth Energy under the rules of the SEC, Rule 144 under the Securities Act restricts the amount and manner of the sale of any such shares.  In August 2012, we cancelled the issuance of 425,618 shares of our common stock to our attorney, Norman T. Reynolds, pursuant to our registration statement on Form S-8 filed with the SEC on June 7, 2012.

Recent Sales of Unregistered Securities

In addition to the issuances described in “Securities Authorized for Issuance under Equity Compensation Plans,” above:

•

On June 12, 2012, we issued 24,138 shares of our common stock to Asher Enterprises, Inc., as a result of the partial conversion of a convertible promissory note dated April 27, 2011, in the original principal amount of $27,500.00.  The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

•

On October 17, 2012, we issued 2,161,290 shares of our common stock to Asher Enterprises, Inc., as a result of the partial conversion of a convertible promissory note dated April 27, 2011, in the original principal amount of $27,500.00.  The shares were issued free of any restrictions pursuant to Rule 144 under the Securities Act.

All of the above described investors who received shares of our common stock were provided with access to our filings with the SEC, including the following:

•

Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by investors in writing, a copy of our most recent Form 10-K under the Exchange Act.

•

The information contained in an annual report on Form 10-K under the Exchange Act.

•

The information contained in any reports or documents required to be filed by Global Earth Energy under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•

A brief description of the securities being offered, and any material changes in our affairs that are not disclosed in the documents furnished.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

Except as specified herein, there were no purchases of our equity securities by Global Earth Energy or any affiliated purchasers during any month within the fourth quarter of the fiscal year covered by this annual report.

Item 6.

Selected Financial Data.

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

The following discussion reflects our plan of operation.  This discussion should be read in conjunction with the financial statements which are attached to this report.  This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Special Note Regarding Forward-Looking Statements.”

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “Global Earth Energy,” all refer to Global Earth Energy as of the date of this report.

Results of Operations

Comparison of consolidated results of operations for the years ended August 31, 2012 and August 31, 2011.

Revenue for each of the years ending August 31, 2012 and 2011, was $-0-.  Cost of goods sold was $-0-, for each of the years ending August 31, 2012 and 2011.  Gross profit was $-0- for fiscal 2012 and 2011.

The net loss for the year ended August 31, 2012, was $24,996,084 compared to a net loss of $4,520,865 for the year ended August 31, 2011.  Expenses for the year ended August 31, 2012, increased $20,475,219 over the year ended August 31, 2011.  Increases in total expenses can be directly attributable to an increase in compensation expenses of $23,034,035, a decrease in consulting expense of $684,121, a decrease in general and administrative costs of $230,537, a decrease in interest expense of $21,425 and impairment loss of $444,643 resulting from the impairment of a joint venture.

Liquidity and Capital Resources

Comparison for the fiscal years ended August 31, 2012 and August 31, 2011.

Our operations used approximately $118,430 in cash during the year ended August 31, 2012.  Cash required during the year ended August 31, 2012, came principally from the proceeds from the issuance of debt in the amount of $109,250.

In pursuing our marketing and sale of our products under our new business plan, we estimate our operational expenses during the next 12 months will be approximately $6,000,000.00.

As discussed by our accountants in the audited financial statements included in this report, our revenues are currently insufficient to cover our costs and expenses and our lack of sources of revenue raise substantial doubts about our ability to continue as a going concern.

Seasonality

Our proposed business is not subject to seasonality.

Impact of Inflation

General inflation in the economy has driven the operating expenses of many businesses higher.  We will continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls.  While we are subject to inflation as described above, our management believes that inflation currently does not have a material effect on our operating results.  However, inflation may become a factor in the future.

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

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  Sales are recorded when products are shipped to customers.  Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

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

Financing Activities

We plan to fund our proposed operations from revenues from operations, the sale of our securities, and loans.  At present, we do not have any commitments with respect to future financings.  If we are unable to raise the capital we need to finance our business going forward, our proposed business will likely fail.

At present, we do not have sufficient capital on hand to fund our proposed operations for the next 12 months.  We estimate that we will need at least $6,000,000.00 to fund our operations over the next 12 months.  These funds will be spent to fund tour proposed oil and gas operations.

As of August 1, 2012, we executed a Settlement Agreement with Robert Levitt, to whom we owed the sum of $303,250, due to a Note Payable. Due to our financial constraints Mr. Levitt agreed that he could be repaid in shares of our common stock valued at a price per share of $0.001 for a total of 303,250,000 shares. However, Mr. Levitt will not be issued any shares, if after any such issuance, he should own in excess of 4.99% of our outstanding shares upon conversion at any one time. Further, notwithstanding anything contained to the contrary in the Settlement Agreement, we, at anytime shall have the right to pay in cash the balance then owning on the unconverted Note Payable.

A copy of the Settlement Agreement with Mr. Levitt is attached as an exhibit to this report.

Quantitative and Qualitative Disclosures About Market Risk

We conduct all of our transactions in U.S. dollars.  We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks.

Stock-Based Compensation

Stock-based compensation is computed in accordance with FASB ASC 718 (prior authoritative literature:  FASB Statement No. 123R). FASB ASC 718 replaces SFAS No. 123R which requires all share-based payment to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values.  That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  Global Earth Energy has selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards and have recognized compensation costs immediately as our awards are 100% vested.

Global Earth Energy’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (prior authoritative literature, EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”)  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with ASC 718.

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04.  The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.  These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements.  The amendments in this update will be effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03.  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Global Earth Energy is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.

Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this annual report as indexed in the appendix on page F-1, et seq.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure.

However, on March 2, 2011, we dismissed our independent auditor, EFP Rotenberg (“EFP Rotenberg”), which dismissal was reported in our current report on Form 8-K filed on March 2, 2011.

EFP Rotenberg’s reports on our financial statements for the year ended August 31, 2010, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that EFP Rotenberg’s reports on our Form 10-K for the year ended August 31, 2010, raised substantial doubt about its ability to continue as a going concern.

The decision to dismiss EFP Rotenberg was recommended by our board of directors.

During the two most recent fiscal years and any subsequent interim period through March 2, 2011, except as stated below with respect to our internal controls, there have not been any disagreements between us and EFP Rotenberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EFP Rotenberg, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

During the two most recent fiscal years and any subsequent interim period through March 2, 2011, preceding the dismissal of EFP Rotenberg, as required by Regulation S-K Item 304(a)(1)(v), we acknowledged that EFP Rotenberg advised us that the internal controls necessary for us to develop reliable financial statements did not exist.  In that regard, in our Form 10-K/A filed with the SEC on January 18, 2011, we stated:

“Item 9A(T).

Controls and Procedures.

“The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

“The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-

“Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-

“Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

-

“Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

“Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

“Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation and because of certain material weaknesses identified below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  During the three months ended August 31, 2010, we identified the following conditions that indicated that our internal control over financial reporting and our disclosure controls and procedures were not effective:

-

“Accounts payable and accrued expenses are inadequately being maintained as there is no policy for unpaid invoice documentation.

-

“Reconciliations of shares outstanding between the accounting records and the stock transfer agent are not performed timely.

“Factors Causing Restatement of the Financial Statements

“It is noted that our procedures for adequate safeguarding of important documents and agreements and the timely accounting and reporting of such documents and agreements is inadequate.  The financial statements for the year ended August 31, 2010 were restated due to the fact that a stock warrant agreement executed on August 2, 2010 between Global Earth Energy and our attorney was not properly documented and accounted for in the financial statements.  This is due to the fact that there is not one general location that all documents are stored for safekeeping.  Our management also actively enters into transactions that call for or use issuances of common stock and/or stock awards as consideration.  Due to limited accounting personnel, the fact that agreements are not readily available or accessible, and the large volume of activity that directly affects the shares outstanding and compensation based awards that only affect earnings per share, it presents a challenge for accounting personnel and management to accurately account for all transactions.

“Management decided to change the par value of common stock from $0.10 to its original value of $0.001 prior to the reverse stock split on May 18, 2009.  The restatement of the par value of common stock although originally shown as compliant with GAAP was a decision by management to more accurately reflect the value of common stock and additional paid-in-capital.  These changes did not change any effective ownership of voting rights or control of any shareholder.

“Changes in Internal Controls over Financial Reporting.  All changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, have been disclosed above.

“This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.”

Engagement of New Certifying Accountants.  On March 2, 2011, we engaged M&K CPAs PLLC, certified public accountants, (“M&K CPAs”) as our independent accountants to report on our balance sheet as of February 28, 2011, and the related combined statements of income, stockholders’ equity and cash flows for the year then ended.  The decision to appoint M&K CPAs was approved by our board of directors.  See our current report on Form 8-K filed with the SEC on March 2, 2011.

During our two most recent fiscal years and any subsequent interim period prior to the engagement of M&K CPAs, neither we nor anyone on our behalf consulted with M&K CPAs regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that the new accountant concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

We provided EFP Rotenberg with a copy of the disclosures we made in the current report, which EFP Rotenberg received no later than the day that the disclosures were filed with the SEC.  We requested that EFP Rotenberg furnish us with a letter addressed to the SEC stating whether it agreed with the statements made by us in response to Item 304(a) of Regulation S-K, and, if not, stating the respects in which it did not agree.  The letter from EFP Rotenberg stating that it agreed with the statements made by us was filed with the SEC.

The financial statements included in this report were audited by M&K CPAs.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation and because of certain material weaknesses identified below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  During the year ended August 31, 2012, we identified the following conditions that indicated that our internal control over financial reporting and our disclosure controls and procedures were not effective:

-

Accounts payable and accrued expenses are inadequately being maintained as there is no policy for unpaid invoice documentation.

-

Our closing process is deficient in assuring accurate information without assistance from our auditors.

-

Reconciliations of shares outstanding between the accounting records and the stock transfer agent are not performed timely.

Factors Causing Restatement of the Financial Statements

It is noted that our procedures for adequate safeguarding of important documents and agreements and the timely accounting and reporting of such documents and agreements is inadequate.  The financial statements for the year ended August 31, 2010, were restated due to the fact that a stock warrant agreement executed on August 2, 2010, between Global Earth Energy and our attorney was not properly documented and accounted for in the financial statements.  This is due to the fact that there is not one general location that all documents are stored for safekeeping.  Our management also actively enters into transactions that call for or use issuances of common stock and/or stock awards as consideration.  Due to limited accounting personnel, the fact that agreements are not readily available or accessible, and the large volume of activity that directly affects the shares outstanding and compensation based awards that only affect earnings per share, it presents a challenge for accounting personnel and management to accurately account for all transactions.

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

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning the directors and executive officers of Global Earth Energy as of the date of this report:

Name	Age	Position	Director Since
Betty A. Harland	61	Chairman of the Board	2004
Sydney A. Harland	62	President, Chief Executive Officer, and Director	2006
Edmund J. Gorman	66	Chief Financial Officer, Principal Accounting Officer, Secretary, and Director	2006
Robert Glassen	65	Director	2006
Arthur N. Kelly	50	Director	2004
Richard Proulx	59	Director	2005
Mark Hollingsworth	53	Vice President	N/A

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors.  Our current board of directors consists of six directors, none of whom have any expertise in the proposed business of Global Earth Energy.  Upon receipt of sufficient funds to pay for consultants as described elsewhere in this report either through receipt of funds from borrowing or sales of common stock, we intend to seek directors and officers who would be able to properly execute our proposed business plan.

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

Whenever the holders of any class or classes of stock or any series thereof are entitled to elect one or more directors pursuant to any resolution or resolutions of the board, vacancies and newly created directorships of such class or classes or series thereof may generally be filled by a majority of the directors elected by such class or classes or series then in office, by a sole remaining director so elected or by the unanimous written consent or the affirmative vote of a majority of the outstanding shares of such class or classes or series entitled to elect such director or directors.  Officers are elected annually by the directors.  Sydney A. Harland and Betty A. Harland are married.  Otherwise, there are no family relationships among our directors and officers.

We may employ additional management personnel, as our board of directors deems necessary.  Global Earth Energy has not identified or reached an agreement or understanding with any other individuals to serve in management positions, but does not anticipate any problem in employing qualified staff.

A description of the business experience for each of the directors and executive officers of Global Earth Energy is set forth below.

Betty-Ann Harland has over 30 years of experience in a variety of senior management positions.  Prior to joining our board, she was vice- president of Ameri-can Equipment Sales and Leasing.  From 1988 to 1995, she worked in finance, insurance and sales consulting.  Currently she is the COO of Ameri-can Equipment & Leasing Inc. and the controlling shareholder of Global Earth Energy.

Sydney A. Harland has over 25 years of business experience, primarily in management of new innovative product solutions, in the railway, telecommunications, electrical utilities and mining industries.  Mr. Harland is a n entrepreneur who ran his own company, Ameri-can Equipment Sales & Leasing Inc. for 20 years - until 2005.  Between 1995 and 2000, Mr. Harland also worked on a consulting basis for Ontario Power Generation's technology lab where he was mandated to develop marketing and commercialization plans for OPG's specialized technology and customer service offerings.  In 1998, he co-founded ARS Networks and served as chairman, president and chief executive officer on a consulting basis.  ARS was a fully reporting publicly traded company that was engaged in the design and development of advanced railway communications and data management systems.  He holds two patents and has been elected a member of the Canadian Institute of Marketing and the American Railway Engineering and Maintenance-of-Way Association

.

Edward J. Gorman has over 30 years of progressive experience in corporate finance, organizational development and strategic planning.  In 1973, he joined Deloite Touche and in 1978, moved to Morrison Knudsen Corporation in Boise, Idaho, where he worked for almost 20 years in various executive positions, starting with the company as international legal and tax counsel, he rose to become Chief Financial Officer and Treasurer.  In 1995, Mr. Gorman joined American Ecology Corporation of Houston, Texas, a NASDAQ company specializing in nuclear, medical waste and hazardous waste disposal, serving first as a Chief Financial Officer and then President and Chief Operating Officer.  In 1997, Mr. Gorman founded E.J. Gorman & Associates, a financial and legal consulting firm specializing in project financing, company start-ups and organizational development.  He holds degrees of Bachelor of Science and Doctor of Jurisprudence from the University of Oregon and a Post Doctorate (L.L.M.) in Law from New York University.

Robert Glassen served as a member of the Florida House of Representatives Staff, House Natural Resources Committee, Tallahassee, Florida.  In 1978, he joined Dames & Moore, Boca Raton, Florida, as a Senior Geologist.  In 1985, he joined O.H. Materials Corporation (OHM) as a Regional Manager.  In 1990, he joined Steffen, Robertson and Kirsten U.S., Inc. (a company specializing in environmental and engineering consulting for the mining industry) as executive vice-president and chief operating officer.  In 1993, he was recruited by Ogden Environmental where he was a vice president and general manager of their Oak Ridge, Tennessee office.  In 1997, he joined SCIENTECH, Inc. where he served as a general manager of Grant Environmental, general manager of the Utility Security Services Division, and vice president, sales and marketing on assignment with Ontario Power Generation’s Kinectrics subsidiary.  From 2002, to present, he was president of Timberline Ridge Consulting, where he was a consultant to Enertech (a division of Curtiss Wright) identifying opportunities and executing nationwide sales of engineering and technical service to U.S. nuclear power plants.  He holds degrees of Bachelor of Arts from Villanova University of Pennsylvania, a Masters degree from the University of Virginia and has completed post graduate studies in geology at Florida State University.

Arthur N. Kelly has 20 years of marketing, sales and management experience and is currently vice president of sales-North America for ELTEK Energy where he is responsible for the development and growth of all ELTEK Energy sales in the U.S. and Canadian markets.  He attended Concordia University in Montreal where he earned his bachelor of business administration degree.  Mr. Kelly held various sales and management positions with Marconi Communications from 1988 to 2001, where he was responsible for sales of power generation and communication supplies to major North American communications companies.  Mr. Kelly was a sales a manager for S.N.P Associates in France from 1986 to 1988, and also district sales manager for Pylon Electronics in Montreal, Quebec from 1985 to 1986.

Richard Proulx has a background in marketing and sales and presently is director of sales of Cash Acme, Canada, a division of Reliance Manufacturing, a world-wide Australian based specialty water valve manufacturer supplying its products to the commercial and residential building industry.  Prior to joining Cash Acme, Canada, Mr. Proulx was North American sales manager for Reliance Manufacturing’s product launch and North American distribution network.  From 1998 to 2002, he was general sales manager of IIG Specialties responsible for introducing new industrial products to the North American market and managing U.S. and Canadian sales operations for existing product lines.  From 1985 to 1997, Mr. Proulx was president and founder of Terval Sales and Services, a plumbing and heating manufacturer’s sales agency in Toronto.  He received his C.E.T. in mechanical building sciences from St. Laurent College in 1974, and his diplomas in business administration from Vanier College in 1976.

Mark Hollingworth is the founder of 5i Strategic Affairs, a management consulting firm specializing in leading and facilitating the strategic planning and implementation process for blue chip and promising start up companies.  Recent clients have included the Government of Canada, Hydro-Quebec, Ivaco Inc, Kruger Inc, McGill University, Option Consommateurs, Setym International, and many other smaller companies and start-ups.  Mr. Hollingsworth also lectures at McGill University where he teaches Strategic Management/Leadership, Technological Entrepreneurship and Technology Impact Assessment in several different faculties.  He is the author of the book “Growing People, Growing Companies” and has also had articles published in the Toronto Globe & Mail and the Ivey Business Journal.  Mr. Hollingsworth is responsible for our market research and development.

Committees of the Board

We do not currently have an Audit, Executive, Finance, Compensation, or Nominating Committee, or any other committee of the board of directors, although, we previously did have such committees.  We decided to disband the committees, until such time as our operations justify the expenditure of time and effort required for each committee to function.  However, we have adopted charters for these committees, in the event that we elect to implement them again.  Copies of the charters for each proposed committee have been filed with the SEC.

The responsibilities of these committees are fulfilled by our board of directors and all of our directors participate in such responsibilities, none of whom is “independent” as defined under Rule 4200(a)(15) of the NASD’s listing standards described below, as our financial constraints have made it extremely difficult to attract and retain qualified independent board members.  In addition, we do not currently have an “audit committee financial expert” as such term is defined in the Securities Act.  Since we do not have any of the subject committees, our entire board of directors participates in all of the considerations with respect to our audit, compensation and nomination deliberations.

Rule 4200(a)(15) of the NASD’s listing standards defines an “independent director” as a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The following persons shall not be considered independent:

•

A director who is, or at any time during the past three years was, employed by the company;

•

A director who accepted or who has a Family Member who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following: (i) compensation for board or board committee service; (ii) compensation paid to a Family Member who is an employee (other than as an executive officer) of the company; or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation.  Provided, however, that in addition to the requirements contained in this paragraph, audit committee members are also subject to additional, more stringent requirements under Rule 4350(d).

•

A director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

•

A director who is, or has a Family Member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed five percent of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in the company’s securities; or (ii) payments under non-discretionary charitable contribution matching programs.

•

A director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or

•

A director who is, or has a Family Member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during any of the past three years.

We hope to add qualified independent members of our board of directors at a later date, depending upon our ability to reach and maintain financial stability.

Audit Committee

The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board when performing the functions of what would generally be performed by an audit committee.  The board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Nomination Committee

Our size and the size of our board, at this time, do not require a separate nominating committee.  When evaluating director nominees, our directors consider the following factors:

•

The appropriate size of our board of directors;

•

Our needs with respect to the particular talents and experience of our directors;

•

The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the board;

•

Experience in political affairs;

•

Experience with accounting rules and practices; and

•

The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

Our goal is to assemble a board that brings together a variety of perspectives and skills derived from high quality business and professional experience.  In doing so, the board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the board may also consider such other factors as it may deem are in our best interests as well as our stockholders.  In addition, the board identifies nominees by first evaluating the current members of the board willing to continue in service.  Current members of the board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination.  If any member of the board does not wish to continue in service or if the board decides not to re-nominate a member for re-election, the board then identifies the desired skills and experience of a new nominee in light of the criteria above.  Current members of the board are polled for suggestions as to individuals meeting the criteria described above.  The board may also engage in research to identify qualified individuals.  To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.  The board does not typically consider stockholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners have not complied on a timely basis with all Section 16(a) filing requirements.

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Global Earth Energy, Inc., at 1213 Culbreth Drive, Wilmington, North Carolina 28405, Attention: Corporate Secretary.

Our board has approved a process for handling letters received by us and addressed to any of our directors.  Under that process, the Secretary reviews all such correspondence and regularly forwards to the directors a summary of all such correspondence, together with copies of all such correspondence that, in the opinion of the Secretary, deal with functions of the board or committees thereof or that he otherwise determines requires their attention.  Directors may at any time review a log of all correspondence received by us that are addressed to members of the board and request copies of such correspondence.

Conflicts of Interest

With respect to transactions involving real or apparent conflicts of interest, we have adopted written policies and procedures which require that:

•

The fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval;

•

The transaction be approved by a majority of our disinterested outside directors; and

•

The transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Code of Ethics for Senior Executive Officers and Senior Financial Officers

We have adopted an amended Code of Ethics for Senior Executive Officers and Senior Financial Officers that applies to our president, chief executive officer, chief operating officer, chief financial officer, and all financial officers, including the principal accounting officer.  The code provides as follows:

•

Each officer is responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by us with the Securities and Exchange Commission or disclosed to our stockholders and/or the public.

•

Each officer shall immediately bring to the attention of the audit committee, or disclosure compliance officer, any material information of which the officer becomes aware that affects the disclosures made by us in our public filings and assist the audit committee or disclosure compliance officer in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the Securities and Exchange Commission.

•

Each officer shall promptly notify our general counsel, if any, or the president or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Business Conduct or our Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in our financial reporting, disclosures or internal controls.

•

Each officer shall immediately bring to the attention of our general counsel, if any, the president or the chief executive officer and the audit committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to us and the operation of our business, by us or any of our agents.

•

Any waiver of this Code of Ethics for any officer must be approved, if at all, in advance by a majority of the independent directors serving on our board of directors.  Any such waivers granted will be publicly disclosed in accordance with applicable rules, regulations and listing standards.

We intend to post a copy of our Code of Ethics on our website.  In addition, we have previously filed a copy of our Code of Ethics with the SEC.  We will provide to any person without charge, upon request, a copy of our Code of Ethics.  Any such request should be directed to our corporate secretary at the address listed below in the next paragraph.  The information contained in our website shall not constitute part of this report.

Our principal executive offices are located at 1213 Culbreth Drive, Wilmington, North Carolina 28405, telephone number (910) 270-7749, telecopier (910) 270-6640, and email harlandsydney@aol.com.

Item 11.

Executive Compensation.

Summary of Cash and Certain Other Compensation

At present Global Earth Energy has only two executive officers.  The compensation program for future executives will consist of three key elements which will be considered by a compensation committee to be appointed:

•

A base salary;

•

A performance bonus; and

•

Periodic grants and/or options of our common stock.

Base Salary.  Our chief executive officer and all other senior executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by our chief executive officer.

Performance Bonus.  A portion of each officer’s total annual compensation is in the form of a bonus.  All bonus payments to officers must be approved by our compensation committee based on the individual officer’s performance and company performance.

Stock Incentive.  Stock grants and options are awarded to executive officers based on their positions and individual performance.  Stock grants and options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers.  The compensation committee considers the recommendations of the chief executive officer for stock grants and options to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation.  Stock grants and options for the chief executive officer will be recommended and approved by our board of directors.  See “Market Price of and Dividends on our Common Equity and Related Stockholder Matters - Securities Authorized for Issuance under Equity Compensation Plans.”

It is uncertain when, if ever, we will be in a position to compensate any of our officers or directors.  Before we can expect to provide for officer salaries, we will have to obtain funds from earnings or the sale of our securities.

Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended August 31, 2012 and 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Sydney A. Harland (1)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	3,800,000	-0-	-0-	-0-	-0-	-0-

Edmund J. Gorman (2)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	3,800,000	-0-	-0-	-0-	-0-	-0-

__________

(1)

Mr. Harland is our president and chief executive officer and a director.

(2)

Mr. Gorman is our chief financial officer, principal accounting officer, secretary, and director.

It is uncertain when, if ever, we will be in a position to compensate any of our officers or directors.  Before we can expect to provide for officer salaries, we will have to generate revenues from operations, from the sale of our securities, or loans.  See “Business.”  In June 2012, we issued 10,000,000 shares of our common stock to Sydney A. Harland and 10,000,000 shares of our common stock to Edmund J. Gorman for services to Global Earth Energy as directors.  These shares were valued at $0.38 per share.  Also, please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a discussion of additional shares that we have issued.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, August 31, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sydney A. Harland (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Edmund J. Gorman (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________

(1)

Mr. Harland is our president and chief executive officer and a director.

(2)

Mr. Gorman is our chief financial officer, principal accounting officer, secretary, and director.

Employment Agreements

As of the date of this report, we have employment agreements with Betty Harland, our chairman, and Edmund J. Gorman, our chief financial officer and principal accounting officer, as follows:

•

On October 1, 2004, we executed a management agreement with Betty Harland, whereby Mrs. Harland was engaged as our chairman.  The term of Mrs. Harland’s employment expired on October 1, 2009, but has been renewed for an additional two years until October 1, 2011.  On December 5, 2011, the agreement was extended until October 1, 2015.  Mrs. Harland’s compensation was set at $220,000 annually, payable at the rate of $18,333.33 monthly, subject to review by our board of directors from time to time.  Mrs. Harland is also entitled to a bonus of up to 50 percent of her annual compensation if and when granted by the board of directors subject to the achievement of annual performance criteria as approved by the board.  We have the right to terminate the agreement with Mrs. Harland at any time with a payment of twice the outstanding amount remaining on the term of the agreement at the time of termination, plus a cash settlement of $1,000,000.  The termination payments will be in the form of cash.  Mrs. Harland will provide a minimum of two months notice prior to termination of the agreement by her.

•

On August 25, 2007, we executed an employment agreement with Edmund J. Gorman, whereby Mr. Gorman was engaged as our chief financial officer.  The term of Mr. Gorman’s employment expired on August 25, 2009, but has been renewed for an additional two years until August 25, 2011.  On December 5, 2011, the agreement was extended until August 27, 2015.  Mr. Gorman’s compensation was set at $150,000 annually, payable at the rate of $12,500 monthly, subject to review by our board of directors from time to time.  Mr. Gorman is also entitled to a bonus of up to 50 percent of his annual compensation if and when granted by the board of directors subject to the achievement of annual performance criteria as approved by the board.  In addition, Mr. Gorman is entitled to participate in any of our stock option plans when grants are determined by our board of directors.  Among his duties, Mr. Gorman will liaison with our auditors, our audit and compensation committees, our board of directors, investors and financial institutions.  Mr. Gorman’s agreement may be terminated by the registrant at any time with a payment of twice his remaining compensation rate at the time of termination.  These payments may be in the form of either cash or shares of our common stock or any combination thereof as determined by our board of directors at that time.  Mr. Gorman will provide a minimum of two months notice prior to termination of the agreement by him.

We previously had an employment agreement with Mr. Harland, but it expired on August 25, 2012.  The agreement provide as follows:

•

On August 25, 2007, we executed an employment agreement with Sydney A. Harland, whereby Mr. Harland was engaged as our president and chief executive officer.  The term of Mr. Harland’s employment expired on August 25, 2012.  Mr. Harland’s compensation was set at $220,000 annually, payable at the rate of $18,333.33 monthly, subject to review by our board of directors from time to time.  Mr. Harland was also entitled to a bonus of up to 50 percent of his annual compensation if and when granted by the board of directors subject to the achievement of annual performance criteria as approved by the board.  In addition, Mr. Harland was entitled to participate in any of our stock option plans when grants are determined by our board of directors.

Sydney A. Harland and Betty Harland are married.

Director Compensation

Our directors do not receive compensation for their services as directors.  However, on June 14, 2012, we awarded 10,000,000 shares of restricted stock to each of our directors, Sydney A. Harland, Betty A. Harland, Edmund J. Gorman, Robert Glassen, Arthur N. Kelly, and Richard Proulx, each of whom executed a Restricted Stock Award Agreement.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this report by:

•

Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

•

Each person who owns beneficially outstanding shares of our preferred stock;

•

Each director of Global Earth Energy;

•

Each named executive officer of Global Earth Energy; and

•

All directors and officers of Global Earth Energy as a group.

	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Betty A. Harland (3)	12,100,000	3.56	3,000,000	100
Sydney A. Harland (3)	106,103,304	31.17	-0-	-0-
Edmund J. Gorman	10,000,000	2.94	-0-	-0-
Robert Glassen	10,000,000	2.94	-0-	-0-
Arthur N. Kelly	10,001,334	2.94	-0-	-0-
Richard Proulx	10,001,334	2.94	-0-	-0-
Mark Hollingsworth	-0-	-0-	-0-	-0-
All directors and officers as a group (seven persons)	158,205,972	46.49	3,000,000	100

________

(1)

Unless otherwise indicated, the address for each of these stockholders is c/o Global Earth Energy, Inc., at 1213 Culbreth Drive, Wilmington, North Carolina 28405.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of November 30, 2012, we had issued 340,409,338 shares of our common stock, par value $0.001 per share, with 173,857,827 shares outstanding, of which 16,198,617 shares were unrestricted and 157,659,210 shares were restricted..  The percentage of ownership is calculated on the issued shares of 340,409,338.  There are currently four series of preferred stock designated as follows: (i) 10,000 shares have been designated as Series A, none of which are issued and outstanding; (ii) 5,000,000 shares have been designated as Series B Preferred Stock, $0.001 per share, 3,000,000 of which have been issued and are outstanding; (iii) 15,000,000 shares have been designated as Series C Preferred Stock, $0.001 per share, none of which are issued and outstanding; and (iv) 13,000,000 shares of Series D Preferred Stock, $0.001 par value per share, none of which are issued and outstanding.  Pursuant to our Certificate of Designation establishing Series B Preferred Stock, a holder of shares of the Series B Preferred Stock is entitled to the number of votes equal to the number of shares of the Series B Preferred Stock held by such holder multiplied by 500 on all matters submitted to a vote of our stockholders.  Betty-A. Harland holds 3,000,000 shares of our Series B Preferred Stock.  Therefore, Mr. and Mrs. Harland together will have the power to vote 1,618,203,304 shares of our common stock, which number exceeds the majority of the issued and outstanding shares of our common stock on the date of this report.

(3)

Mr. and Mrs. Harland are married.

Other than as stated above:

•

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Global Earth Energy; and

•

There are no arrangements or understandings with respect to election of directors or other matters.

Item 13.

Certain Relationships and Related Transactions and Director Independence.

None, other than as stated herein.

Item 14.

Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by EFP Rotenberg LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2012, were $-0-.

The aggregate fees billed by M&K CPAS, PLLC for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2012, were $28,400.

Audit Related Fees

The aggregate audit-related fees billed by Rotenberg & Company, LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2012, were $1,700.

The aggregate audit-related fees billed by M&K CPAS, PLLC for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2012, were $-0-.

Tax Fees

The aggregate tax fees billed by Rotenberg & Company, LLP for professional services rendered for tax services for fiscal year ended August 31, 2012, were $-0-.

The aggregate tax fees billed by M&K CPAS, PLLC for professional services rendered for tax services for fiscal year ended August 31, 2012, were $-0-.

All Other Fees

There were no other fees billed by Rotenberg & Company, LLP or M&K CPAS, PLLC for professional services rendered during the fiscal years ended August 31, 2012 and 2011, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

All financial statements are included in Item 8 of this report.

(b)

All financial statement schedules required to be filed by Item 8 of this report and the exhibits contained in this report are included in Item 8 of this report.

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

10.3**

Asher Enterprises Inc. Securities Purchase Agreement, executed on September 28, 2010, between Global Earth Energy, Inc. and Asher Enterprises, Inc., filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K on October 12, 2010, Commission File Number 000-31343.

10.4**

Asher Enterprises Inc. Convertible Promissory Note in the amount of $65,000.00, executed on September 28, 2010, between Global Earth Energy, Inc. and Asher Enterprises, Inc., filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K on October 12, 2010, Commission File Number 000-31343.

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

10.19**

Termination notice with respect to the Biosynergies Lubbock Joint Venture Agreement, received on March 29, 2011, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on April 8, 2011, Commission File Number 000-31343.

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
10.45**

Asher Enterprises Inc. Securities Purchase Agreement, executed on December 6, 2010, between Global Earth Energy, Inc. and Asher Enterprises, Inc., filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K/A on January 18, 2011, Commission File Number 000-31343.

10.46**

Asher Enterprises Inc. Convertible Promissory Note in the amount of $40,000.00, executed on December 6, 2010, between Global Earth Energy, Inc. and Asher Enterprises, Inc., filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K/A on January 18, 2011, Commission File Number 000-31343.

10.47*	Asher Enterprises Inc. Securities Purchase Agreement, executed on April 27, 2011, between Global Earth Energy, Inc. and Asher Enterprises, Inc.
10.48*	Asher Enterprises Inc. Convertible Promissory Note in the amount of $27,500.00, executed on April 27, 2011, between Global Earth Energy, Inc. and Asher Enterprises, Inc.
10.49**

AGS Capital Group, LLC Investment Agreement, executed on October 5, 2010, between Global Earth Energy, Inc. and AGS Capital Group, LLC, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on October 12, 2010, Commission File Number 000-31343.

10.50**

AGS Capital Group, LLC Registration Rights Agreement, executed on October 5, 2010, between Global Earth Energy, Inc. and AGS Capital Group, LLC, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K on October 12, 2010, Commission File Number 000-31343.

10.51**

Joint Venture Agreement between Reflora do Brasil and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.52**

Joint Venture Compensation Agreement between Strategic Alliance Consulting Group, Ltd. and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 2.2 to the registrant’s Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.53**

Joint Venture Compensation Agreement between George D. Sinnis and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 2.3 to the registrant’s Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.54**

Joint Venture Compensation Agreement between Glenn Sturm and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 2.4 to the registrant’s Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.55**

Joint Venture Compensation Agreement between Nelson Mullins Riley & Scarborough LLP and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 2.5 to the registrant’s Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.56**

Joint Venture Compensation Agreement between Raymond F. Barbush III and Global Earth Energy Inc., dated November 22, 2010, filed as Exhibit 2.6 to the registrant’s Current Report on Form 8-K on November 23, 2010, Commission File Number 000-31343.

10.57**

Letter of Intent between Global Earth Energy, Inc. and 688239 B.C., Ltd., filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K on March 19, 2010, Commission File Number 000-31343, Commission File Number 000-31343.

10.58**

Investment Agreement dated as of May 20, 2010 by and between Global Earth Energy, Inc., a Nevada corporation, and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K on May 24, 2010, Commission File Number 000-31343.

10.59**

Registration Rights Agreement dated as of May 20, 2010, by and between Global Earth Energy, Inc., a Nevada corporation, and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K on May 24, 2010, Commission File Number 000-31343.

10.60**

Warrant issued to Norman T. Reynolds, Esq. for 2,000,000 shares of the common stock of the registrant, dated August 2, 2010, filed as Exhibit 10.19 to the registrant’s Annual Report on Form 10-K on December 15, 2010, Commission File Number 000-31343.

10.61**

Amendment to Memorandum of Understanding dated January 26, 2011, between Global Earth Energy, Inc. and LB Tim Co., Ltd., a South Korean corporation dated June 30, 2011, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K on July 5, 2011, Commission File Number 000-31343.

10.62*

Amendment to Joint Venture Agreement for Participation and Operation of Properties between Global Earth Energy, Inc. and Western Energy Group, LLC, a Texas limited liability company, dated December 20, 2012.

10.63*	Compensation Agreement between Global Earth Energy, Inc. and Alex Barta dated May 23, 2012.
10.64*	Amended Management Agreement effective October 1, 2011, between the registrant and Betty Harland.

10.65*	Amended Employment Agreement effective August 27, 2011, between the registrant and Edmund J. Gorman.
16.0**

Letter From Predecessor Independent Registered Public Accounting Firm, dated March 4, 2011, filed as Exhibit 16.0 to the registrant’s Current Report on Form 8-K/A on March 10, 2011, Commission File Number 000-31343.

21.0*	Subsidiaries of the registrant.
23.0*	Consent of Independent Certified Public Accountants.
31.1*	Certification of Sydney A. Harland, Chief Executive Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
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

99.9**

Press release dated June 16, 2011, announcing the acquisition of 25% equity ownership in Global Earth Natural Resources Inc. by Global Earth Energy, Inc., filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K on June 20, 2011, Commission File Number 000-31343.

99.10**

Press release dated June 15, 2011 announcing the execution on June 9, 2011, of the Purchase Agreement Global Earth Natural Resources, L.L.C., a Texas limited liability company, jointly owned by the registrant, Modern Coal, LLC, a Texas limited liability company, and Global Earth Natural Resources Inc., a New Brunswick corporation, to acquire Samuel Coal, Inc. based in Kentucky, filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K on June 20, 2011, Commission File Number 000-31343.

99.11**

Press release dated June 8, 2011 announcing Contract Mining Agreement dated June 8, 2011, between the registrant and its joint venture partner, Modern Coal LLC through their joint venture limited liability company, Global Earth Natural Resources, L.L.C., a Contract Mining Agreement with Abundance Coal, filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K on June 20, 2011, Commission File Number 000-31343.

99.12**

Press release dated June 28, 2011, that Global Earth Natural Resources, L.L.C., a jointly-owned limited liability company by Global Earth  Energy, Inc. and Modern Coal, LLC,, that they have received a contract dated June 15, 2011, from a large international coal group to purchase coal from Global Earth Natural Resources, L.L.C’s soon-to-be-acquired Samuel Coal property, and receipt of an initial deposit of $28 Million in the form of a letter of credit (LOC) from a foreign bank located in New York City, filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K on June 29, 2011, Commission File Number 000-31343.

____________

*Filed herewith.

**Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EARTH ENERGY, INC.

Date: December 24, 2012.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland SYDNEY A. HARLAND	Chief Executive Officer and Director	December 24, 2012
/s/ Edmund J. Gorman EDMUND J. GORMAN	Chief Financial Officer, Principal Accounting Officer and Director	December 24, 2012
/s/ Betty-Ann Harland BETTY-ANN HARLAND	Chairman	December 24, 2012
/s/ Robert Glassen ROBERT GLASSEN	Director	December 24, 2012
/s/ Arthur N. Kelly ARTHUR N. KELLY	Director	December 24, 2012
/s/ Richard Proulx RICHARD PROULX	Director	December 24, 2012

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

FINANCIAL REPORTS
AT
August 31, 2012

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

TABLE OF CONTENTS

Consolidated Balance Sheets at  August 31, 2012 and  2011                                                      F-2

Consolidated Statements of Operations for the Years Ended August 31, 2012 and 2011

  and for the Period from the Date the Company Re-entered the Development Stage

  (March 1, 2010) Through August 31, 2012                                                                               F- 3

Consolidated Statements of Cash Flows for the Years Ended August 31, 2012

 and 2011 and for the Period from the Date the Company  Re-entered the

 Development Stage (March 1, 2010) Through August 31, 2012                                                   F- 4

Consolidated Statements of Changes in Stockholders’ Deficit for the

  Years Ended August 31, 2012 and 2011 and for the Period from the Date

  Company Re-entered the Development Stage (March 1, 2010 Through

  August 31, 2012)                                                                                                                  F-5

Notes to Consolidated Financial Statements

         F-6 - 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Global Earth Energy, Inc. (A Development Stage Company)

Wilmington, North Carolina

We have audited the accompanying consolidated balance sheets of Global Earth Energy, Inc.  (A Development Stage Company) (the “Company”) as of August 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended.  The consolidated financial statements for the period since re-entering the development stage (March 1, 2010) to August 31, 2010 were audited by other auditors whose report expressed an unqualified opinion on those statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Earth Energy, Inc. (A Development Stage Company) as of August 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has reported recurring losses from operations and has an accumulated deficit for all periods presented. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See note D to the consolidated financial statements for further information regarding this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

December 21, 2012

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED BALANCE SHEETS

August 31,	2012	2011

ASSETS
Current Assets
Cash and Cash Equivalents	$ ––	$ 9,574

Total Assets	$ ––	$ 9,574

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$ 6	$ ––
Note Payable – Related Party	303,250	$ 236,500
Note Payable	30,000	15,000
Convertible Notes Payable, Net of discounts of $18,333 and $20,703	14,767	6,797
Accrued Expenses	456,361	227,743
Due to Joint Venture	101,250	101,250
Derivative Liabilities	55,913	163,934
Accrued Interest ($663,937 and $415,791 owed to related parties)	665,363	416,542
Accrued Compensation – Directors	3,431,594	2,809,968
Due to Directors	––	400

Total Liabilities	5,058,504	3,978,134

Stockholders' Deficit
Common Stock : $.001 Par; 844,828,987 Shares Authorized;
120,829,653 and 472,981 Issued and 120,829,633 and 472,961 Outstanding, respectively	120,830	473

Stock Held in Escrow: 48,712,800 and 69,565 Held in Escrow, Respectively	(6,021,420)	(775,554)

Common Stock, Class B: $.001 Par; 5,171,013 and 50,000,000 Shares Authorized; -0- Issued and Outstanding, respectively	––	—

Preferred Stock, Class A: $.001 Par; 10,000 Shares Authorized; -0- Issued and Outstanding	––	––

Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
3,000,000 Issued and Outstanding,	3,000	3,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	––	—
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	––	—

Additional Paid-In-Capital	43,382,782	14,351,133
Accumulated Deficit	(7,419,591)	(7,419,591)
Accumulated Deficit Since Re-Entering the Development Stage	(35,121,105)	(10,125,021)
Treasury Stock – 20 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(5,058,504)	(3,968,560)

Total Liabilities and Stockholders' Deficit	$ ––	$ 9,574

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period From
			Date of re-entering the Development Stage
			March 1, 2010
			Through
For the Years Ended August 31,	2012	2011	August 31, 2012

Revenues, Net	$ ––	$ ––	$ ––

Cost of Goods Sold	—	—	—

Gross Profit	—	—	—

Expenses
Compensation Expense	23,126,406	92,371	27,209,187
Consulting Fees	1,253,234	1,937,355	3,613,331
General and Administrative	421,744	652,281	1,320,785
Impairment Loss	––	444,643	1,273,191
Interest Expense	328,144	349,569	776,905
Loss on Conversion	––	180,000	180,000
(Gain) Loss on Derivative	(133,444)	864,646	731,202

Total Expenses	24,996,084	4,520,865	35,104,601

Loss from Operations Before
Provision for Taxes	(24,996,084)	(4,520,865)	(35,104,601)

Provision for Taxes	—	—	—

Loss from Continuing Operations	(24,996,084)	(4,520,865)	(35,104,601)

Discontinued Operations
Loss from Discontinued Operations	—	—	(16,504)

Net Loss	$ (24,996,084)	$ (4,520,865)	$ (35,121,105)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	24,601,650	277,888
Net Loss Per Common Share -
Basic and Diluted	$ (1.02)	$ (16.27)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Date of re-entering the Development Stage
			March 1, 2010
			Through
For the Years Ended August 31,	2012	2011	August 31, 2012

Cash Flows from Operating Activities

Net Loss	$ (24,996,084)	$ (4,520,865)	$ (35,121,105)

Non-Cash Adjustments:
Bad Debt	––	5,000	66,750
Discontinued Operations	––	––	16,504
Imputed Interest on Related Party Note Payable	24,356	9,335	33,691
Preferred Stock Issued in Exchange for Services Rendered	––	600,000	600,000
Common Stock Issued in Exchange for Services Rendered	23,857,807	973,320	24,859,927
Compensation Expense – Stock Option Awards	––	92,371	4,082,781
Impairment Loss	––	444,643	1,273,139
Amortization of Debt Discount	29,869	111,797	141,666
Loss on Conversion of Accrued Expenses for Stock Payable	––	180,000	180,000
(Gain) Loss on Derivative	(133,444)	864,646	731,202
Changes in Assets and Liabilities:
Prepaid Expenses	––	52,820	110,875
Other Assets	––	(5,000)	(5,000)
Accrued Expenses	228,619	––	364,221
Accrued Interest	248,821	––	348,013
Accrued Compensation – Directors	621,626	849,737	1,789,613

Net Cash Flows from Operating Activities	(118,430)	(342,196)	(527,723)

Cash Flows from Investing Activities
Cash Paid to Joint Venture	––	(18,750)	(18,750)

Net Cash Flows from Investing Activities	––	(18,750)	(18,750)
Cash Flows from Financing Activities
Bank Overdraft	6	––	6
Cash Proceeds from Convertible Debt	27,500	132,500	160,000
Cash Proceeds from Issuance of Debt	15,000	15,000	30,000
Cash Proceeds from Sale of Stock	––	––	72,658
Cash Proceeds from Issuance of Related Party Debt	66,750	243,623	310,373
Repayment of Related Party Debt	––	(20,673)	(20,673)
Repayment to Directors – Net	(400)	––	(6,181)

Net Cash Flows from Financing Activities	108,856	370,450	546,183

Net Change in Cash and Cash Equivalents	(9,574)	9,504	(290)

Cash and Cash Equivalents - Beginning of Year	9,574	70	290

Cash and Cash Equivalents - End of Year	$ ––	$ 9,574	$ ––

Supplemental Disclosures
Interest Paid	$ 25,094	$ 147,665	$ 172,759
Income Taxes Paid	$ —	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:
Net Assets Acquired from Acquisition of 688239 B.C.	$ —	$ —	$ 845,000
Common Stock Issued in Payment of Debt	$ —	$ —	$ 350,435
Investment in Joint Venture & Due to Joint Venture	$ —	$ 120,000	$ 120,000
Common Stock Issued for Investment in Joint Venture	$ —	$ 324,643	$ 324,643
Common Stock Issued for Assets and Liabilities Assumed in Merger	$ —	$ —	$ 845,000
Common Stock Issued to Relieve Accrued Expenses	$ —	$ 136,400	$ 136,400

Stock Payable Reclassed to Derivative Due to Tainted Equity	$ 4,700	$ 505,000	$ 550,700
Discounts on Debt due to Derivative Liability	$ 27,500	$ 132,500	$ 160,000
Common Stock Issued to Escrow	$ 5,941,518	$ 1,245,117	$ 7,186,634
Conversion of Preferred Stock	$ —	$ 6,000	$ 6,000
Derivative Liability Settled for Common Stock Issued	$ 47,777	$ 1,338,212	$ 1,385,989
Common Stock Issued from Escrow for Conversion of
Convertible Note Payable	$ 21,900	$ 108,680	$ 130,580

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A NEVADA CORPORATION)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common	Common	Stock		Preferred Stock		Additional		Treasury	Total
	Stock	Stock	Held in		($.001 Par)		Paid - In	Accumulated	Stock	Stockholders’
	Shares	($.001 Par)	Escrow	Class A	Class B	Class C	Capital	Deficit	at Cost	Deficit

Balance – March 1, 2010	17,115	$17	$ —	$ 30	$1,000	$ 1,000	$4,679,740	$(7,419,591)	$(3,000)	$(2,740,804)
Compensation Expense – Stock Awards	––	––	––	––	––	––	4,017,410	––	––	4,017,410
Common Stock Issued in Exchange for Services Rendered	1,333	1	––	––	––	––	28,799	––	––	28,800
Common Stock Issued for Cash	2,968	3	––	––	––	––	72,656	––	––	72,659
Common Stock Issued in Payment of Debt	15,667	16	––	––	––	––	350,419	––	––	350,435
Preferred Stock Converted to Common	667	1	––	––	––	(1,000)	999	—	—	—
Common Stock Issued in Plan of Merger	43,334	43	––	––	––	––	844,957	––	––	845,000
Net Loss for the Period	—	—	––	––	––	––	—	(5,604,156)	—	(5,604,156)

Balance - September 1, 2010	81,084	81	—	30	1,000	––	9,994,980	(13,023,747)	(3,000)	(3,030,656)

Shares Issued – Joint Venture Agreement	48,095	48	––	––	––	––	324,595	––	––	324,643

Compensation Expense – Stock Option Awards	—	—	—	—	—	—	92,371	—	—	92,371

Shares Issued to Escrow Held for Notes Payable Conversion	100,869	101	(1,245,117)	—	—	—	1,245,016	—	—	—

Escrow Shares Issued Upon Conversion of Notes Payable	—	—	469,563	—	—	—	(360,883)	—	—	108,680

Preferred Stock Issued in Exchange for Services Rendered	—	—	—	—	2,000	—	598,000	—	—	600,000

Common Stock Issued in Exchange for Services Rendered	131,600	132	—	—	—	—	973,188	—	—	973,320

Preferred Stock Converted to Common	4,000	4	—	(30)	—	—	26	—	—	—

Settlements of Derivative Liabilities	91,333	91	—	—	—	—	1,338,121	—	—	1,338,212

Imputed Interest on Non-Interest Notes	—	—	—	—	—	—	9,335	—	—	9,335

Common Stock Issued to Relieve Accrued Expenses	16,000	16	––	––	––	––	136,384	––	––	136,400

Net Loss			—	—	—	—	—	(4,520,865)	—	(4,520,865)

Balance - August 31, 2011	472,981	473	(775,554)	––	3,000	—	$14,351,133	(17,544,612)	(3,000)	(3,968,560)

Shares Issued to Escrow Held for Notes Payable Conversion	48,700,963	48,701	(5,941,518)	—	—	—	5,892,817	—	—	—

Compensation Expense – Stock Awards	60,000,000	60,000	—	—	—	—	22,740,000	—	—	22,800,000

Escrow Shares Issued Upon Conversion of Notes Payable	24,138	24	695,652	—	—	—	(673,776)	—	—	21,900

Common Stock Issued in Exchange for Services Rendered	11,620,666	11,621	—	—	—	—	1,046,186	—	—	1,057,807

Settlements of Derivative Liabilities	32,667	33	—	—	—	—	47,744	—	—	47,777

Shares Loaned to Company – Reclassed to Derivative Liability	(21,762)	(22)	––	––	––	––	(45,678)	––	––	(45,700)

Imputed Interest on Non-Interest Notes	—	—	—	—	—	—	24,356	—	—	24,356

Net Loss	—	—	—	—	—	—	—	(24,996,084)	—	(24,996,084)

Balance - August 31, 2012	120,829,653	$ 120,830	$ (6,021,420)	$ ––	$3,000	––	$43,382,782	$(42,540,696)	$(3,000)	$ (5,058,504)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A –The Company

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

NOTE A –The Company - continued

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

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts. As of August 31, 2012 and 2011 the Company had no cash equivalents.

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

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America.  As of August 31, 2012, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.  It is the Company’s policy to recognize any interest and penalties in the provision for taxes.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (prior authoritative literature, EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”)  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with ASC 718.

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

Note C -  Recently Issued Accounting Standards

   In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C -  Recently Issued Accounting Standards – continued

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Note D -  Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $42,540,696 at August 31, 2012.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E -  Share Activity

Stock Awards

On October 18, 2008, Ed Gorman (member of the Board of Directors) was granted as compensation for services options to buy 40,000 shares of the Company’s preferred stock at the last quoted common stock offering price as of that day. A total of 40,000 options were granted at a price of $105  These options were issued in error but were subsequently issued as preferred class A shares (see below).

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

For the year ended August 31, 2012 and 2011, $-0- and $92,371 was expensed utilizing the Black-Scholes option pricing model, respectively.  The following weighted-average assumptions were used for the grants issued:

Common Stock	2012	2011

Dividend Yield	0.00%	0.00%

Expected Volatility	-0-	321.72%

Discount Rate	-0-	1.02%

Expected term of option	-0-	5 Years

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity – continued

Stock Awards

Common Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2011
Balance - September 1, 2010	6,000	$40.50 - $114	6,000
Options Granted	22,000	$4.20	22,000
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – August 31, 2011	28,000		28,000

2012
Balance - September 1, 2011	28,000	$40.50 - $114	28,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – August 31, 2012	28,000		28,000

Stock Options - Preferred Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2012
Balance - September 1, 2011	365,000	$8.60 - $15.20	365,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – August 31, 2012	365,000		365,000

Common Stock

On March 2, 2010, a stockholder that is closely related to Betty-Ann and Sydney Harland (Chairman, and President, CEO and Director, respectively) converted 1,000,000 Preferred Class C shares to 667 common shares.

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

For the quarter ended August 31, 2011During June and July, 2011 Andrew Madenberg was granted a total of 16,667 shares for services rendered in connection with his consultant contract.  These shares were valued at $90,000 based on the closing price on the date of the grants.

For the quarter ended August 31,During June and July, 2011 Spiros Sinnis was granted a total of 16,667 shares for services rendered in connection with his consultant contract.  These shares were valued at $90,000 based on the closing price on the date of the grants.

For the quarter ended August 31During June and July, 2011 Robert Levitt received a total of 20,000 shares common stock in partial satisfaction of 120,000 shares owed. The value of the shares issued was $84,000. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

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

On September 20, 2011 the Company entered into an agreement with Strategic Alliance Consulting Group (Contractor).  Pursuant to the agreement the Contractor agreed to return the 21,762 shares Common Stock Class A that they were holding, for consideration of the Company reauthorizing the same amount of shares sometime in the future. The Company recorded the shares as treasury stock based on the value of the shares owed of $47,500 with the offsetting credit to stock payable. The treasury stock were immediately returned to the authorized and unissued pool of shares for the Company. The treasury amount was relieved against common stock and APIC with this retirement. The stock payable was considered a part of the tainted equity environment as a common stock equivalent and re-classed to derivative liability upon being owed. The value of the shares was marked to market on the balance sheet date, see footnote I.

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

On May 21, 2012 the Company approved a 1 to 1,500 reverse stock split on its common stock.  All share activity has been retroactively adjusted for the split.

On June 7, 2012, the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan for the Year 2012.  The purpose of this Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, by paying their retainer or fees in the form of shares of the Company’s common stock.  5,000,000 shares of common stock are registered to this plan at an offering price of $0.20.  The Plan shall expire on June 7, 2022.

On June 15, 2012 six board members were granted as compensation for services 10,000,000 shares each of common stock for services rendered. These shares were valued at $22,800,000 based on the closing price on the date of the grant.

On June 15, 2012 Norman Reynolds was granted 20,000 shares of common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $7,600 based on the closing price on the date of the grant.

-  continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity – continued

On June 21, 2012 Betty and Sydney Harland were each granted 600,000 shares of common stock for services rendered to the company.  These shares were valued at $72,000 based on the closing price on the date of the grant.

On June 25, 2012 Betty and Sydney Harland were each granted 1,500,000 shares of common stock for services rendered to the company.  These shares were valued at $366,000 based on the closing price on the date of the grant.

On June 26, 2012 Norman Reynolds was granted 150,000 shares of common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $18,300 based on the closing price on the date of the grant.

On June 27, 2012, 48,700,963 shares of common stock were placed into escrow pursuant to the convertible note agreement made with Asher Enterprises, Inc. These shares were recorded in Stock

               Held in Escrow account at a value of $5,941,517 based on the grant date fair value of the shares.

On July 11, 2012, Robert Levitt was issued the final 32,667 common shares related to the original agreement he had with the Company to repay his loan of $180,000 with 120,000 common shares.  The value of the shares issued was $3,593.  The related portion of the derivative liability was marked to this value and relieved to additional paid in capital upon issuance. Mr. Levitt was also issued on July 11, 2012, 2,967,333 common shares in lieu of payment for services he rendered to the Company. These shares were valued at $326,406 based on the closing price on the date of the grant.

On July 20, 2012 Norman Reynolds was granted 250,000 shares of common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $27,500 based on the closing price on the date of the grant.

On August 6, 2012 the Company entered into an agreement with Christian Hansen (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in developing and implementing appropriate plans and means for presenting the Company and its product(s) to the proper industries, establishing an image for the Company and its product(s) and creating the foundation for subsequent marketing efforts.  The term of the contract is for six months expiring on February 6 2013.  In consideration for their services, the Contractor received 3,000,000 common shares.  These shares were valued at $90,000 based on the grant date of the shares.

On August 21, 2012 Norman Reynolds was granted 1,000,000 shares of common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $20,000 based on the closing price on the date of the grant.

Preferred Stock

On January 28, 2011, the Company amended their Preferred Stock Class A authorized shares from 1,000,000 shares to 10,000 shares.

-  continued –

F-19-

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity – continued

Preferred Stock

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

Note F –  Related Party Transactions

Certain disbursements of the Company have been paid by two directors of the Company therefore; a Due to Directors account has been established.  The balance at August 31, 2012 and 2011 was $-0- and $400, respectively.

In October 2004, the Company entered into a consulting agreement with its Chairman, Betty-Ann Harland for a five year term, with annual compensation of $220,000 and auto allowance of $12,000.  The accrued consulting fees are accruing interest at 8.75% annually.  On March 24, 2011, the Company extended Ms Harland’s consulting agreement effective October 1, 2009 through October 1, 2011. On December 5, 2011, Mrs. Harland’s contract was extended through October 1, 2015. At August 31, 2012 and 2011 accrued compensation due to Mrs. Harland was $1,021,389 and $789,841, respectively.  At August 31, 2012 and 2011 accrued interest on accrued compensation was $150,123 and $82,297, respectively.

On February 28, 2011 Betty Harland was issued 2,000,000 Preferred Stock Class B (See Note E – Preferred Stock).

On August 25, 2007, the Company entered into a consulting agreement with its CEO, Sydney Harland for a five year term, with annual compensation of $220,000, health benefits of $15,000 and $12,000 auto allowance.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.  At August 31, 2012 and 2011 accrued compensation due to Mr. Harland was $1,399,786 and $1,167,208, respectively.  At August 31, 2012 and 2011 accrued interest imputed on accrued compensation was $270,223 and $171,427, respectively.

-continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F –  Related Party Transactions – continued

On August 25, 2007, the Company entered into a consulting agreement with its CFO, Edmund Gorman for a two year term, with annual compensation of $150,000, health benefits of $7,500.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.    On March 24, 2011, the Company extended Mr. Gorman’s consulting agreement effective August 25, 2009 through August 25, 2011.  On December 5, 2011, Mr. Gorman’s contract was extended through August 27, 2015.  At August 31, 2012 and 2011 accrued compensation due to Mr. Gorman was $1,010,419 and $852,919, respectively.    At August 31, 2012 and 2011 accrued interest imputed on accrued compensation was $243,590 and $162,067, respectively.

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

On June 15, 2012 Betty Harland, Sydney Harland and Edmund Gorman as board members were granted as compensation for services 10,000,000 shares each of common stock for services rendered. These shares were valued at $11,400,000 based on the closing price on the date of the grant.

On June 21, 2012 Betty and Sydney Harland were each granted 600,000 shares of common stock for services rendered to the company.  These shares were valued at $72,000 based on the closing price on the date of the grant.

On June 25, 2012 Betty and Sydney Harland were each granted 1,500,000 shares of common stock for services rendered to the company.  These shares were valued at $366,000 based on the closing price on the date of the grant.

-continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F –  Related Party Transactions – continued

Note Payable – Related Party balance was $303,250 and $236,500 at August 31, 2012 and 2011, respectively.  Amounts due are to Robert Levitt for monies loaned to the Company.  Imputed interest in the amount of $21,590 ehas been recorded since the note was non-interest bearing.

Interest expense charged to operations was $328,144 and $349,569 for the years ended August 31, 2012 and 2011 respectively.

On July 11, 2012, Robert Levitt was issued the final 32,667 common shares related to the original agreement he had with the Company to repay his loan.  Mr. Levitt was also issued on July 11, 2012, 2,967,333 common shares in lieu of payment for services he rendered to the Company. These shares were valued at $326,406 based on the closing price on the date of the grant.

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

The total paid for the joint venture is $444,643 which is composed of $324,643 in common stock issued and $120,000 in cash to be paid. The Company evaluated these capitalized costs as of August 31, 2011 for impairment and determined at that time that there was no certainty that these costs would be recovered with future cash flows from the joint ventures. As a result, the costs were fully valued with an impairment of $444,643.  Since the impairment on August 31, 2011, there has been no activity on this joint venture.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H – Convertible Debentures and Note Payable

   The Company had convertible debentures outstanding as follows:

August 31, 2012	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

April 27, 2011 – Debenture	$ 5,600	$ ––	$ 5,600
June 26,2012 – Debenture	27,500	18,333	9,167

Total Convertible Debentures	$ 33,100	$ 18,333	$ 14,767

August 31, 2011	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

April 27, 2011 – Debenture	$ 27,500	$ 20,703	$ 6,797

Total Convertible Debentures	$ 27,500	$ 20,703	$ 6,797

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

On June 12, 2012, Asher Enterprises elected to convert $1,400 of their note payable into 24,138 common shares of the Company.  Asher’s remaining note payable at June 12, 2012 is therefore $5,600. The conversion was in accordance with the convertible note agreement therefore no gain or loss was recorded on the conversion and the converted amount was relieved to common stock and additional paid in capital.

On June 26, 2012, the Company entered into a securities purchase agreement with Asher Enterprises Inc. for the sale of a $27,500 in a convertible debenture bearing interest at 8% per annum, payable on or before March 28, 2013.  $27,500 was disbursed to the Company on June 29, 2012.

Pursuant to the convertible debenture the investor may convert the debenture into common stock of the Company at a conversion price of 51% of the average price for the lowest three trading prices for the common stock for ten trading days ending one trading day prior to the date of conversion notice sent by the holder to the Company.

At August 31, 2012 the payment due to Asher on their April 27, 2011 debenture was past due and in default.  Asher has waived all default penalties and interest through August 31, 2012.  Default penalties and interest include the following:  default interest at 22%, the amount under default multiplied by two or depending on the default circumstance the amount under default multiplied by 150%.

Note payable at August 31, 2012 and 2011 consisted of $30,000 and $15,000 due and payable to Marie Fay upon demand. Imputed interest expense for the years ended August 31, 2012 and 2011 was $2,400 and $-0-, respectively.

Note I –

Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for their convertible notes with a cumulative balance of $33,100 and $27,500 as of August 31, 2012 and 2011, respectively.

In accordance with the option allowed in ASC 815, the Company has elected to value the derivatives separately at the fair value on the issuance date using the Black-Scholes valuation model and bifurcate the instruments. The Company valued the embedded derivative within the convertible note using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $31,455 as of August 31, 2011.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.42 years; (2) a computed volatility rate of 271.26% (3) a discount rate of 0.12% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I –

Derivative Liability - continued

The Company valued the embedded derivative within the convertible note using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $55,683 as of August 31, 2012.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.25 to 0.75 years; (2) a computed volatility rate of 345.29% (3) a discount rate of 0.01% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

As previously mentioned $20,500 of the previous convertible debt owed of $27,500 was converted during the period. The embedded derivative related to this portion of the convertible debt was re-valued on the settlement dates using the Black Scholes model to be $44,184. The related portion of the derivative liability was marked to market and re-classed to additional paid in capital with the settlements. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.25 years; (2) a computed volatility rate of 345.29% (3) a discount rate of 0.01% and (4) zero dividends.

The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. All warrants outstanding were considered tainted as a result of the tainted equity environment and potential inability of the Company to share settle the instruments. The Company valued these warrants using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $5 as of August 31, 2012.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 2.2 years; (2) a computed volatility rate of 345.29% (3) a discount rate of 0.41% and (4) zero dividends.  The valuation of these warrants was recorded with an offsetting gain/loss on the derivative liability.

For the year ended August 31, 2011, the Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative.  All warrants outstanding were considered tainted as a result of the tainted equity environment and potential inability of the Company to share settle the instruments. The Company valued these warrants using the Black-Scholes valuation   model. The result of the valuation is a derivative liability in the amount of $2,479.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 5 years; (2) a computed volatility rate of 301.93% (3) a discount rate of 2.3% and (4) zero dividends.  The valuation of these warrants was recorded with an offsetting loss on the derivative liability.

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

For each of the years ended August 31, 2012 and 2011 the Company had 22,429 shares owed that were recorded as a part of the derivative liability due to the tainted equity environment. The related portion of the derivative liability was marked to market according to the value of the shares owed on the balance sheet date, August 31, 2012 and 2011 was $225 and $130,000 respectively.

The 32,667 shares that were issued to Robert Levitt were marked to market for $3,593 and relieved to additional paid in capital with the settlement.

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

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I –

Derivative Liability - continued

	Derivative Liability at August 31, 2011	Reclass from equity to derivative liability	Discount on debt with initial valuation	(Gain) Loss on Derivative for the Year Ended August 31, 2012	Settled to Additional Paid in Capital	Derivative Balances At August 31, 2012

Asher– Debentures	$ 31,455	$ ––	$ 27,500	$ 40,912	$ (44,184)	$ 55,683

Tainted Equity – Stock Payable	130,000	45,700	––	(171,882)	(3,593)	225

Tainted Equity -Warrants Outstanding	2,479	––	––	(2,474)	––	5

Total	$ 163,934	$ 45,700	$ 27,500	$ (133,444)	$ (47,777)	$ 55,913

Note J –  Commitments and Contingencies

During the fiscal year ended August 31, 2011, the Company signed an agreement with Robert Levitt to settle the amount due him in the amount of $180,000.  The Company agreed to pay Mr. Levitt 120,000 common shares which at the date of the agreement were valued at $3.00 per share, or $360,000, resulting in a loss on conversion of $180,000. All shares were paid to Mr. Levitt as of August 31, 2012.

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

The Company is aware of one lawsuit filed against its wholly owed subsidiary Knightsbridge Corp. The case  is pending in the Superior Court of the State of California.  It was filed on October 4, 2012.  It is probable that the Company will have to repay the fees given it for unperformed services in the amount of $52,800 and has therefore accrued this as a liability at August 31, 2012.

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

The following table provides the details of those discontinued operations:

Discontinued Operations of Subsidiary 688239 B.C.
For the Period May 10, 2010 Through August 31, 2010

Revenue	$130,836

Cost of Goods Sold	77,613

Gross Profit	53,223

G&A Expense	69,727

Operating Loss	16,504

Net Loss	$ 16,504

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

The following liability was valued at fair value as of August 31, 2012 and 2011. No other items were valued at fair value on a recurring or non-recurring basis as of August 31, 2012 or 2011.

August 31, 2012		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liablilities	$ 55,913	$ ––	$ ––	$ 55,913	$ 55,913

Total		$ ––	$ ––	$ 55,913	$ 55,913

August 31, 2011		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liablilities	$ 163,934	$ ––	$ ––	$ 163,934	$ 163,934

Total		$ ––	$ ––	$ 163,934	$ 163,934

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M –  Subsequent Events

During the quarter ended November 30, 2012, the Company issued 220,000,000 shares of common stock, and cancelled 425,618 shares of common stock bringing the total outstanding common stock to 340,409,344.  The 220,000,000 shares issued consisted of 120,000,000  shares issued to the Asher Escrow note account and 100,000,000 shares issued to a consultant of the Company while 425,618 shares were returned to the Company from the Company’s attorney due to conflict of interest.

On December 22, 2012 an agreement was signed with Robert Levitt concerning his debt of $303,250.  The agreement is a cancellation of debt in exchange for common stock of the Company. The note payable will be converted into common stock at the discretion of Mr. Levitt. Mr. Levitt will be entitled to a maximum of 303,250,000 shares but at no time will Mr, Levitt be able to own more than 4.99% of the outstanding shares of the Company’s common stock. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash.