Form 10-K/A
period 2012-08-31
GLOBAL EARTH ENERGY, INC.
filed 2013-01-08
CIK 1121901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K/A

(Amendment No.1 to Form 10-K)

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

Explanatory Note

The purpose of this Amendment No. 1 to Global Earth Energy, Inc..'s Year-end Report on Form 10-Kfor the period ended August 31, 2012, filed with the Securities and Exchange Commission on December 26, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

10.62**

Amendment to Joint Venture Agreement for Participation and Operation of Properties between Global Earth Energy, Inc. and Western Energy Group, LLC, a Texas limited liability company, dated December 20, 2012.

10.63**	Compensation Agreement between Global Earth Energy, Inc. and Alex Barta dated May 23, 2012.
10.64**	Amended Management Agreement effective October 1, 2011, between the registrant and Betty Harland.

10.65*	Amended Employment Agreement effective August 27, 2011, between the registrant and Edmund J. Gorman.
16.0**

Letter From Predecessor Independent Registered Public Accounting Firm, dated March 4, 2011, filed as Exhibit 16.0 to the registrant’s Current Report on Form 8-K/A on March 10, 2011, Commission File Number 000-31343.

21.0**	Subsidiaries of the registrant.
23.0*	Consent of Independent Certified Public Accountants.
31.1*	AmendedCertification of Sydney A. Harland, Chief Executive Officer of Global Earth Energy, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
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

101.INS*	XBRL Instance Document
101.SCH*	Taxonomy Extension Schema
101.CAL*	Taxonomy Extension Calculation Linkbase
101.DEF*	Taxonomy Extension Definition Linkbase
101.LAB*	Taxonomy Extension Label Linkbase
101.PRE*	Taxonomy Extension Presentation Linkbase

____________

*Filed herewith.

**Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EARTH ENERGY, INC.

Date: January 08, 2013.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and

    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland SYDNEY A. HARLAND	Chief Executive Officer and Director	January 8, 2013
/s/ Edmund J. Gorman EDMUND J. GORMAN	Chief Financial Officer, Principal Accounting Officer and Director	January 8, 2013
/s/ Betty-Ann Harland BETTY-ANN HARLAND	Chairman	January 8, 2013
/s/ Robert Glassen ROBERT GLASSEN	Director	January 8, 2013
/s/ Arthur N. Kelly ARTHUR N. KELLY	Director	January 8, 2013
/s/ Richard Proulx RICHARD PROULX	Director	January 8, 2013

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