Form 10-Q
period 2012-11-30
GLOBAL EARTH ENERGY, INC.
filed 2013-01-23
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At January 18, 2013, the registrant had outstanding 199,000,684 shares of common stock.  The registrant’s shares issued to escrow are not included.  If the escrow shares were to be included with the outstanding shares consistent with the registrant’s financial statements, the number of outstanding shares at January 18, 2013, would be 469,958,162.

i

Table of Contents

Item 1.  Financial Statements.

1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

27

Item 4.  Controls and Procedures.

27

Item 4(T).  Controls and Procedures.

27

Item 1.  Legal Proceedings.

28

Item 1a.  Risk Factors.

28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

28

Item 3.  Defaults Upon Senior Securities.

28

Item 4.  Submission of Matters to a Vote of Security Holders.

28

Item 5.  Other Information.

29

Item 6.  Exhibits.

30

i

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

GLOBAL EARTH ENERGY, INC.

(FORMERLY KNOWN AS GLOBAL WATAIRE INC.)

(A NEVADA CORPORATION)

FINANCIAL REPORTS
AT
November 30, 2012

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

TABLE OF CONTENTS

Consolidated Balance Sheets at November 30, 2012 (Unaudited) and August 31, 2012            1

Unaudited Consolidated Statements of Operations for the Three Months Ended

   November 30, 2012 and 2011 and for the Period from the Date the Company

   Re-entered the Development Stage (March 1, 2010) Through

   November 30, 2012 (Unaudited)                                                                                        2

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended

  November 30, 2012 and 2011 and for the Period from the Date the Company

  Re-entered the Development Stage (March 1, 2010) Through November 30, 2012                   3

Notes to Consolidated Financial Statements

     4 - 26

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED BALANCE SHEETS

	November 30,
	2012	August 31,
	(Unaudited)	2012

ASSETS
Current Assets
Cash and Cash Equivalents	$ ––	$ ––

Total Assets	$ ––	$ ––

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$ 15	$ 6
Note Payable – Related Party	306,250	303,250
Notes Payable	32,000	30,000
Convertible Notes Payable, Net of discounts of $37,500 and $18,333	22,500	14,767
Accrued Expenses	556,849	456,361
Due to Joint Venture	101,250	101,250
Derivative Liabilities	162,065	55,913
Accrued Interest ($725,545 and $663,937 owed to related parties)	726,977	665,363
Accrued Compensation – Directors	3,575,520	3,431,594

Total Liabilities	5,483,426	5,058,504

Stockholders' Deficit
Common Stock : $.001 Par; 844,828,987 Shares Authorized;
340,404,035 and 120,829,653 Issued and 340,404,015 and 120,829,633 Outstanding, respectively	340,404	120,830

Stock Held in Escrow: 166,551,511 and 48,712,800 Held in Escrow, Respectively	(7,363,586)	(6,021,420)

Common Stock, Class B: $.001 Par; 5,171,013 and 50,000,000 Shares Authorized; -0- Issued and Outstanding, respectively	––	––

Preferred Stock, Class A: $.001 Par; 10,000 Shares Authorized; -0- Issued and Outstanding	––	––

Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
3,000,000 Issued and Outstanding,	3,000	3,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	––	––
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	––	––

Additional Paid-In-Capital	44,727,336	43,382,782
Accumulated Deficit	(7,419,591)	(7,419,591)
Accumulated Deficit Since Re-Entering the Development Stage	(35,767,989)	(35,121,105)
Treasury Stock – 20 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(5,483,426)	(5,058,504)

Total Liabilities and Stockholders' Deficit	$ ––	$ ––

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

			Period From
			Date of re-entering the Development Stage
			March 1, 2010
			Through
For the Three Months Ended November 30,	2012	2011	November 30, 2012

Revenues, Net	$ ––	$ ––	$ ––

Cost of Goods Sold	—	—	—

Gross Profit	—	—	—

Expenses
Compensation Expense	200,000	––	27,409,187
Consulting Fees	147,500	277,500	3,760,831
General and Administrative	119,224	48,048	1,440,009
Impairment Loss	––	––	1,273,191
Interest Expense	97,979	81,201	874,884
Loss on Conversion	––	––	180,000
(Gain) Loss on Derivative	82,181	(129,682)	813,383

Total Expenses	646,884	277,067	35,751,485

Loss from Operations Before
Provision for Taxes	(646,884)	(277,067)	(35,751,485)

Provision for Taxes	—	—	—

Loss from Continuing Operations	(646,884)	(277,067)	(35,751,485)

Discontinued Operations
Loss from Discontinued Operations	—	—	(16,504)

Net Loss for the Period	$ (646,884)	$ (277,067)	$ (35,767,989)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	232,580,659	478,326
Net Loss Per Common Share -
Basic and Diluted	$ (0.00)	$ (0.58)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of re-entering the Development Stage
			March 1, 2010
			Through
For the Three Months Ended November 30,	2012	2011	November 30, 2012

Cash Flows from Operating Activities

Net Loss for the Period	$ (646,884)	$ (277,067)	$ (35,767,989)

Non-Cash Adjustments:
Bad Debt	––	––	66,750
Discontinued Operations	––	––	16,504
Imputed Interest on Notes Payable	6,733	5,230	40,424
Preferred Stock Issued in Exchange for Services Rendered	––	––	600,000
Common Stock Issued in Exchange for Services Rendered	200,000	130,000	25,059,927
Compensation Expense – Stock Option Awards	––	––	4,082,781
Impairment Loss	––	––	1,273,139
Amortization of Debt Discount	13,333	12,266	154,999
Loss on Conversion of Accrued Expenses for Stock Payable	––	––	180,000
(Gain) Loss on Derivative	82,181	(129,682)	813,383
Changes in Assets and Liabilities:
Prepaid Expenses	––	––	110,875
Other Assets	––	––	(5,000)
Accrued Expenses	100,488	25,274	464,709
Accrued Interest	62,714	52,962	410,727
Accrued Compensation – Directors	143,926	159,125	1,933,539

Net Cash Flows from Operating Activities	(37,509)	(21,892)	(565,232)

Cash Flows from Investing Activities
Cash Paid to Joint Venture	––	––	(18,750)

Net Cash Flows from Investing Activities	––	––	(18,750)
Cash Flows from Financing Activities
Bank Overdraft	9	––	15
Cash Proceeds from Convertible Debt	32,500	––	192,500
Cash Proceeds from Issuance of Debt	2,000	––	32,000
Cash Proceeds from Sale of Stock	––	––	72,658
Cash Proceeds from Issuance of Related Party Debt	3,000	20,000	313,373
Repayment of Related Party Debt	––	––	(20,673)
Repayment to Directors – Net		(400)	(6,181)

Net Cash Flows from Financing Activities	37,509	19,600	583,692

Net Change in Cash and Cash Equivalents	––	(2,292)	(290)

Cash and Cash Equivalents - Beginning of Year	––	9,574	290

Cash and Cash Equivalents - End of Year	$ ––	$ 7,282	$ ––

Supplemental Disclosures
Interest Paid	$ 15,199	$ 10,743	$ 187,958
Income Taxes Paid	$ —	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:
Net Assets Acquired from Acquisition of 688239 B.C.	$ —	$ —	$ 845,000
Common Stock Issued in Payment of Debt	$ —	$ —	$ 350,435
Investment in Joint Venture & Due to Joint Venture	$ —	$ —	$ 120,000
Common Stock Issued for Investment in Joint Venture	$ —	$ —	$ 324,643
Common Stock Issued for Assets and Liabilities Assumed in Merger	$ —	$ —	$ 845,000
Common Stock Issued to Relieve Accrued Expenses	$ —	$ —	$ 136,400

Stock Payable Reclassed to Derivative Due to Tainted Equity	$ —	$ —	$ 550,700
Discounts on Debt due to Derivative Liability	$ 32,500	$ —	$ 192,500
Common Stock Issued to Escrow	$ 1,680,000	$ —	$ 8,866,634
Conversion of Preferred Stock	$ —	$ —	$ 6,000
Derivative Liability Settled for Common Stock Issued	$ 8,529	$ —	$ 1,394,518
Common Stock Issued from Escrow for Conversion of
Convertible Note Payable	$ 337,834	$ 8,000	$ 468,414
Shares Cancelled by Shareholder	$ 426	$ —	$ 426

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

Note D -  Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $43,187,580 at November 30, 2012.

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

Common Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2011
Balance - September 1, 2011	28,000	$40.50 - $114	28,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – November 30, 2011	28,000		28,000

2012
Balance - September 1, 2012	28,000	$40.50 - $114	28,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – November 30, 2012	28,000		28,000

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity - continued

Stock Awards

Stock Options - Preferred Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2012
Balance - September 1, 2011	365,000	$8.60 - $15.20	365,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – November 30, 2012	365,000		365,000

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

During June and July, 2011 Andrew Madenberg was granted a total of 16,667 shares for services rendered in connection with his consultant contract.  These shares were valued at $90,000 based on the closing price on the date of the grants.

During June and July, 2011 Spiros Sinnis was granted a total of 16,667 shares for services rendered in connection with his consultant contract.  These shares were valued at $90,000 based on the closing price on the date of the grants.

During June and July, 2011 Robert Levitt received a total of 20,000 shares common stock in partial satisfaction of 120,000 shares owed. The value of the shares issued was $84,000. The related portion of the derivative liability was marked to this value and relieved to APIC upon issuance.

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

On September 12, 2012 Norman Reynolds cancelled 423,618 shares of common stock he was given by the Company in lieu of payment by the Company for legal services he provided as the Company’s attorney.   These shares were deducted from common stock issued for the par value of the shares $426 with the cancellation.

On September 21, 2012, 120,000,000 shares of common stock were placed into escrow pursuant to the convertible note agreement made with Asher Enterprises, Inc. These shares were recorded in Stock

               Held in Escrow account at a value of $1,680,000 based on the grant date fair value of the shares.

-  continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity – continued

On September 12, 2012 Norman Reynolds cancelled 2,000 shares of common stock he was given by the Company in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were deducted from common stock issued for the par value of the shares $2 with cancellation.

On November 12, 2012 Sydney Harland was granted 100,000,000 shares of common stock for services rendered to the company.  These shares were valued at $200,000 based on the closing price on the date of the grant.

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

In October 2004, the Company entered into a consulting agreement with its Chairman, Betty-Ann Harland for a five year term, with annual compensation of $220,000 and auto allowance of $12,000.  The accrued consulting fees are accruing interest at 8.75% annually.  On March 24, 2011, the Company extended Ms Harland’s consulting agreement effective October 1, 2009 through October 1, 2011. On December 5, 2011, Mrs. Harland’s contract was extended through October 1, 2015. At November 30, 2012 and August 31, 2012 accrued compensation due to Mrs. Harland was $1,071,789 and $1,021,389, respectively.  At November 30, 2012 and August 31, 2012 accrued interest on accrued compensation was $165,500 and $150,123, respectively.

On February 28, 2011 Betty Harland was issued 2,000,000 Preferred Stock Class B (See Note E – Preferred Stock).

-  continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F –  Related Party Transactions – continued

On August 25, 2007, the Company entered into a consulting agreement with its CEO, Sydney Harland for a five year term, with annual compensation of $220,000, health benefits of $15,000 and $12,000 auto allowance.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.  At November 30, 2012 and August 31, 2012 accrued compensation due to Mr. Harland was $1,453,937 and $1,399,786, respectively.  At November 30, 2012 and August 31, 2012 accrued interest imputed on accrued compensation was $293,922 and $270,223, respectively.

On August 25, 2007, the Company entered into a consulting agreement with its CFO, Edmund Gorman for a two year term, with annual compensation of $150,000, health benefits of $7,500.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.

On March 24, 2011, the Company extended Mr. Gorman’s consulting agreement effective August 25, 2009 through August 25, 2011.  On December 5, 2011, Mr. Gorman’s contract was extended through August 27, 2015.  At November 30, 2012 and August 31, 2012 accrued compensation due to Mr. Gorman was $1,049,794 and $1,010,419, respectively.    At November 30, 2012 and August 31, 2012 accrued interest imputed on accrued compensation was $266123 and $243,590, respectively.

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

On November 12, 2012 Sydney Harland was granted 100,000,000 shares of common stock for services rendered to the company.  These shares were valued at $200,000 based on the closing price on the date of the grant.

Note Payable – Related Party balance was $306,250 and $303,250 at November 30, 2012 and August 31, 2012, respectively.  Amounts due are to Robert Levitt for monies loaned to the Company.  Imputed interest in the amount of $6,095 was recorded for the three months ended November 30, 2012 due to  the note being non-interest bearing.

Interest expense charged to operations was $97,979 and $81,201 for the three months ended November 30, 2012 and 2011 respectively.

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

Note G – Joint Ventures - continued

   Reflora do Brasil

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

Note H – Convertible Debentures and Note Payable

   The Company had convertible debentures outstanding as follows:

November 30, 2012	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

June 26,2012 – Debenture	$ 27,500	$ 12,222	$ 15,278
September 21, 2012 - Debenture	32,500	25,278	7,222

Total Convertible Debentures	$ 60,000	$ 37,500	$ 22,500

August 31, 2012	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

April 27, 2011 – Debenture	$ 5,600	$ ––	$ 5,600
June 26,2012 – Debenture	27,500	18,333	9,167

Total Convertible Debentures	$ 33,100	$ 18,333	$ 14,767

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

On September 21, 2012, the Company entered into a securities purchase agreement with Asher Enterprises Inc. for the sale of a $32,500 in a convertible debenture bearing interest at 8% per annum, payable on or before June 25, 2013.  $32,500 was disbursed to the Company on September 28, 2012.

Pursuant to the convertible debenture the investor may convert the debenture into common stock of the Company at a conversion price of 51% of the lowest trading price for the common stock for forty-five trading days ending one trading day prior to the date of conversion notice sent by the holder to the Company.

-  continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H – Convertible Debentures and Note Payable – continued

On October 17, 2012, Asher Enterprises elected to convert $5,600 of their note payable and $1,100 of accrued interest into 2,161,290 common shares of the Company.  Asher’s remaining note payable at October 17, 2012 is therefore $-0-. The conversion was in accordance with the convertible note agreement therefore no gain or loss was recorded on the conversion and the converted amount was relieved to common stock and additional paid in capital.  The related derivative liability was also marked to market and relieved to additional paid in capital for $8,529.

Notes payable at November 30, 2012 and August 31, 2012 consisted of $30,000 and $15,000 due and payable to Marie Fay upon demand and $2,000 and $-0- due and payable to Warwick Tranter upon demand. Imputed interest expense for the three months ended November 30, 2012 and 2011 was $639 and $600, respectively.

Note I –

Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for their convertible notes with a cumulative balance of $60,000 and $33,100 as of November 30, 2012 and August 31, 2012, respectively.

The Company valued the embedded derivative within the convertible note using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $161,987 as of November 30, 2012.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.50 to 0.58 years; (2) a computed volatility rate of 458% (3) a discount rate of 0.13% and (4) zero dividends.  The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

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

The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. All warrants outstanding were considered tainted as a result of the tainted equity environment and potential inability of the Company to share settle the instruments. The Company valued these warrants using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $2 as of November 30, 2012.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1.9 years; (2) a computed volatility rate of 644.69% (3) a discount rate of 0.25% and (4) zero dividends.  The valuation of these warrants was recorded with an offsetting gain/loss on the derivative liability.

-  continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I –

Derivative Liability - continued

                For the year ended August 31, 2012, the Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative.  All warrants outstanding were considered tainted as a result of the tainted equity environment and potential inability of the Company to share settle the instruments. The Company valued these warrants using the Black-Scholes valuation   model. The result of the valuation is a derivative liability in the amount of $5.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 2.2 years; (2) a computed volatility rate of 345.29% (3) a discount rate of 0.41% and (4) zero dividends.  The valuation of these warrants was recorded with an offsetting loss on the derivative liability.

On October 17, 2012 the remaining balance of $5,600 on the Asher note issued on April 27, 2011 for $27,500 and accrued interest of $1,100 was converted for 2,161,290 shares of common stock. The imbedded derivative liability within this note was settled with this conversion.  The derivative was marked to market on the settlement date and the value of the derivative of $8,529 was reclassed to additional paid in capital with the derivative settlement.

For the three months ended November 30, 2012 and 2011, $13,333 and 12,266 was amortized and is included in interest expense, respectively.  Debt discount at November 30, 2012 and August 31, 2012 was $37,500 and $18,333, respectively. All discounts were fully amortized upon conversion where applicable. The instruments were revalued at each settlement and at year end, and the resulting change was included in the statement of operations and netted with other gains and losses on the Statement of Operations.

For the periods ended November 30, 2012 and August 31, 2012 the Company had 22,429 shares owed that were recorded as a part of the derivative liability due to the tainted equity environment. The related portion of the derivative liability was marked to market according to the value of the shares owed on the balance sheet date, November 30, 2012 and August 31, 2012 was $76 and $225, respectively.

In August 2012, the 32,667 shares that were issued to Robert Levitt were marked to market for $3,593 and relieved to additional paid in capital with the settlement.

	Derivative Liability at August 31, 2012	Reclass from equity to derivative liability	Discount on debt with initial valuation	(Gain) Loss on Derivative for the Three Months Ended November 30, 2012	Settled to Additional Paid in Capital	Derivative Balances At November 30, 2012

Asher– Debentures	$ 55,683	$ ––	$ 32,500	$ 82,333	$ (8,529)	$ 161,987

Tainted Equity – Stock Payable	225	––	––	(149)	––	76

Tainted Equity -Warrants Outstanding	5	––	––	(3)	––	2

Total	$ 55,913	$ ––	$ 32,500	$ 82,181	$ (8,529)	$ 162,065

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

The Company is aware of one lawsuit filed against its wholly owed subsidiary Knightsbridge Corp. The case is pending in the Superior Court of the State of California.  It was filed on October 4, 2012.  It is probable that the Company will have to repay the fees given it for unperformed services in the amount of $52,800 and has therefore accrued this as a liability at August 31, 2012 and November 30, 2012.

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

Note K – Discontinued Operations – continued

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L –  Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.  All assets and liabilities aside from the derivative liability shown below, are recorded at historical cost which approximates fair value, and therefore, no items were valued according to these inputs.

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

The following liability was valued at fair value as of November 30, 2012 and August 31, 2012. No other items were valued at fair value on a recurring or non-recurring basis as of November 30, 2012 or August 31, 2012.

November 30, 2012		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liablilities	$ 162,065	$ ––	$ ––	$ 162,065	$ 162,065

Total		$ ––	$ ––	$ 162,065	$ 162,065

August 31, 2012		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liablilities	$ 55,913	$ ––	$ ––	$ 55,913	$ 55,913

Total		$ ––	$ ––	$ 55,913	$ 55,913

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M –  Subsequent Events

On December 22, 2012 an agreement was signed with Robert Levitt concerning  a portion of his debt equal to $303,250.  The agreement is a cancellation of debt in exchange for common stock of the Company. The note payable will be converted into common stock at the discretion of Mr. Levitt. Mr. Levitt will be entitled to a maximum of 303,250,000 shares but at no time will Mr, Levitt be able to own more than 4.99% of the outstanding shares of the Company’s common stock. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash.

During the month ended January 31, 2013 the Company issued 129,554,147 shares of common stock. The 129,554,147 consisted of 111,554,147 shares issued to the Asher escrow note account and 18,000,000 issued to Robert Levitt as debt repayment.

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

Results of Operations

Three Months Ended November 30, 2012 Compared With Three Months Ended November 30, 2011

Net Revenue for each of the three months ended November 30, 2012, and 2011, was $-0-.  Net loss for the three months ended November 30, 2012, was $646,884 compared to net loss of $277,067 for the three months ended November 30, 2011

Expenses have increased by $369,817 for the first three months of our current fiscal year from $277,067 for the three months ended November 30, 2011, to $646,884 for the three months ended November 30, 2012.  The increase can be attributed to an increase in compensation expense of $200,000 from $-0- to $200,00, a decrease in consulting fees of $130,000 from $277,500 to $147,500 and an increase in general and administrative expenses of $71,176 from $48,048 to $119,224.  An increase in interest expense of $16,778 from $81,201 to $97,979 is due to the registrant having insufficient revenues and the amortization of debt discount.  The registrant also had a decrease in gain on derivative of $211,863 from $129,682 gain on derivative to $82,181 loss on derivative.

Liquidity and Capital Resources

Our operations used approximately $37,509 in cash for the three months ended November 30, 2012.  Cash required during the three months ended November 30, 2012, came principally from cash proceeds from debt of $37,500 for the three months ended November 30, 2012.

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

26

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

27

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

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The matters that management identified in the 10K/A filed with the Securities and Exchange Commission on January 8, 2013, continue to be unresolved and still are considered material weaknesses in our internal control over financial reporting.

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

28

Not applicable.

Item 5.

Other Information.

Not applicable.

29

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

30

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

31

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

32

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

Date: January 22, 2013.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and
   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland	Chief Executive Officer and Director	January 22, 2013
/s/ Edmund J. Gorman	Chief Financial Officer, Principal Accounting Officer, and Director	January 22, 2013

33