Form 10-Q/A
period 2012-11-30
GLOBAL EARTH ENERGY, INC.
filed 2013-02-04
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q/A

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

EXPLANITORY NOTE: The Company is filing this amended Form 10-Q/A to add the XBRL exhibits which were not part of the original FORM 10-Q filing.

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

101.INS*	XBRL Instance Doucment
101.SCH*	.XBRL Taxonomy Extension Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

____________

*

Filed herewith.

**

Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EARTH ENERGY, INC.

Date:February 4, 2013

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and
   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland	Chief Executive Officer and Director	February 4, 2013
/s/ Edmund J. Gorman	Chief Financial Officer, Principal Accounting Officer, and Director	February 4, 2013

33