Form 10-K/A
period 2012-08-31
GLOBAL EARTH ENERGY, INC.
filed 2013-02-13
CIK 1121901

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

Documents incorporated by reference:  Items 1, 1A, 1B, 2, 3, 4 of Part I, and Items 5, 6, 7, 7A, 9A, 9A(T), 9B of Part II, and Items 10, 11, 12, 13, 14, and 15 of Part III of this Form 10-K/A, Amendment No. 2 incorporate by reference the registrant’s Form 10-K for the fiscal year ended August 31, 2012, filed on December 26, 2012, and the registrant’s Form 10-K/A, Amendment No. 1, for the fiscal year ended August 31, 2012, filed on January 8, 2013.

2

TABLE OF CONTENTS

Item 1.

Business.

1

Item 2.

Properties.

1

Item 3.

Legal Proceedings.

1

Item 4.

(Removed and Reserved).

1

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

1

Item 6.

Selected Financial Data.

2

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

2

Item 8.

Financial Statements and Supplementary Data.

2

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

2

Item 9A.

Controls and Procedures.

2

Item 9A(T).

Controls and Procedures.

2

Item 9B.

Other Information.

2

Item 10.

Directors, Executive Officers and Corporate Governance.

2

Item 11.

Executive Compensation.

2

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

2

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

2

Item 14.

Principal Accounting Fees and Services.

2

Item 15.

Exhibits, Financial Statement Schedules.

EXPLANATORY NOTE

On December 26, 2012, we filed with the Securities and Exchange Commission our Annual Report on Form 10-K for the annual period ended August 31, 2012.  On January 8, 2013, we filed Form 10-K/A, Amendment No. 1, for the fiscal year ended August 31, 2012, solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T, which provided the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

This Amendment No. 2 to our Annual Report on Form 10-K is being filed to correct Footnote M in our Financial Statements.  The filing of this Form 10-K/A, Amendment No. 2, is not an admission that our Form 10-K for the year ended August 31, 2012, or Form 10-K/A, Amendment No. 1, for the fiscal year ended August 31, 2012, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except as described herein, no other changes have been made to our Annual Report on Form 10-K or Form 10-K/A, Amendment No. 1.  We have not updated the disclosures in this Form 10-K/A, Amendment No. 2, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

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

PART I

Item 1.

Business.

Incorporated by reference from the registrant’s report on Form 10-K dated December 24, 2012.

Item 2.

Properties.

Incorporated by reference from the registrant’s report on Form 10-K dated December 24, 2012.

Item 3.

Legal Proceedings.

Incorporated by reference from the registrant’s report on Form 10-K dated December 24, 2012.

Item 4.

(Removed and Reserved).

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Incorporated by reference from the registrant’s report on Form 10-K dated December 24, 2012.

1

Item 6.

Selected Financial Data.

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from the registrant’s report on Form 10-K dated December 24, 2012.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.

Financial Statements and Supplementary Data.

See attached pages F-1-F-33.

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Incorporated by reference from the registrant’s report on Form 10-K dated December 24, 2012.

Item 9A.

Controls and Procedures.

Incorporated by reference from the registrant’s report on Form 10-K dated December 24, 2012.

Item 9A(T).

Controls and Procedures.

Incorporated by reference from the registrant’s report on Form 10-K dated December 24, 2012.

Item 9B.

Other Information.

Incorporated by reference from the registrant’s report on Form 10-K dated December 24, 2012.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the registrant’s report on Form 10-K dated December 24, 2012.

Item 11.

Executive Compensation.

Incorporated by reference from the registrant’s report on Form 10-K dated December 24, 2012.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the registrant’s report on Form 10-K dated December 24, 2012.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from the registrant’s report on Form 10-K dated December 24, 2012.

Item 14.

Principal Accounting Fees and Services.

Incorporated by reference from the registrant’s report on Form 10-K dated December 24, 2012.

2

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

All financial statements referred to in Item 8 of this report are attached to this report.

(b)

All financial statement schedules required to be filed by Item 8 of this report and the exhibits contained in this report are attached to this report.

(c)

The following exhibits are attached to this report:

Incorporated by reference from the registrant’s report on Form 10-K dated December 24, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EARTH ENERGY, INC.

Date: February 14, 2013.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland	Chief Executive Officer and Director	February 14, 2013
/s/ Edmund J. Gorman	Chief Financial Officer and Director	February 14, 2013
/s/ Betty-Ann Harland	Chairman	February 14, 2013
/s/ Robert Glassen	Director	February 14, 2013
/s/ Arthur N. Kelly	Director	February 14, 2013
/s/ Richard Proulx	Director	February 14, 2013

3

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

         F-6 - 33

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

Note M - Income Taxes

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

A full valuation allowance has been established against the deferred tax assets for the years ended August 31, 2012 and 2011 as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

August 31,	2012	2011

Deferred Tax Asset	$ 3,164,193	$ 2,693,495
Less: Valuation Allowance	3,164,193	2,693,495

Net Deferred Tax Asset	$ ––	$ ––

The difference between the income tax expense rate computed by applying the federal statutory corporate tax rate and actual income tax expense rate recognized is as follows:

August 31,	2012	2011

Statutory federal income tax rate	34%	34%
Change in valuation allowance	(34%)	(34%)

Effective tax rate	0%	0%

The Company files U.S. Federal and North Carolina State income taxes for the years ended August 31, 2012 and 2011.

For the federal and state tax returns, the Company is no longer subject to tax examinations for years prior to 2007.

For the year ended August 30, 2012 the company has cumulative Federal NOL carry forwards available of $9,040,552 to be used against current and future taxable income.  The net operating loss will be carried forward until 2025.

For the year ended August 30, 2011 the company has cumulative Federal NOL carry forwards available of $7,650,144 to be used against current and future taxable income.  The net operating loss will be carried forward until 2024.

The Company had no uncertain tax positions as of August 31, 2012 or August 31, 2011, respectively.

GLOBAL EARTH GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N –  Subsequent Events

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