Form 10-Q
period 2013-02-28
GLOBAL EARTH ENERGY, INC.
filed 2013-04-22
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At April 11, 2013, the registrant had 497,958,182 shares issued and 497,958,162 shares outstanding of common stock.

.

Table of Contents

Item 1.  Financial Statements.

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

30

Item 4.  Controls and Procedures.

30

Item 4(T).  Controls and Procedures.

30

Item 1.  Legal Proceedings.

32

Item 1a.  Risk Factors.

32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

32

Item 3.  Defaults Upon Senior Securities.

32

Item 4.  Submission of Matters to a Vote of Security Holders.

32

Item 5.  Other Information.

32

Item 6.  Exhibits.

32

2

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

FINANCIAL REPORTS
AT
FEBRUARY 28, 2013

TABLE OF CONTENTS

Consolidated Balance Sheets at  February 28, 2013 (Unaudited)

  and August 31, 2012                                                                                                        1

Unaudited Consolidated Statements of Operations for the Three and Six Months Ended

  February 28, 2013 and February 29, 2012 and for the Period from the Date

  the Company Re-entered   the Development Stage (March 1, 2010) Through

  February 28, 2013

2

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended

February 28, 2013and February 29, 2012 and for the Period from the Date the Company

 Re-entered the  Development Stage (March 1, 2010) Through February 28, 2013

3

Notes to Consolidated Financial Statements

     4 - 22

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28,	August 31,
	2013	2012

ASSETS
Current Assets
Cash and Cash Equivalents	$ ––	$ ––

Total Assets	$ ––	$ ––

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$ 13	$ 6
Note Payable – Related Party	6,690	303,250
Notes Payable	32,000	30,000
Convertible Note Payable – Related Party	274,250	––
Convertible Notes Payable, Net of discounts of $26,571 and $18,333	24,929	14,767
Accrued Expenses	766,962	456,361
Due to Joint Venture	101,250	101,250
Derivative Liabilities	––	55,913
Accrued Interest ($805,500 and $663,937 owed to related parties)	808,145	665,363
Accrued Compensation – Directors	3,717,052	3,431,594
Due to Directors	19,609	––

Total Liabilities	5,750,900	5,058,504

Stockholders' Deficit
Common Stock : $.001 Par; 844,828,987 Shares Authorized;
480,958,182 and 120,829,653 Issued and 480,958,162 and 120,829,633 Outstanding, respectively	480,958	120,830

Stock Held in Escrow: 253,046,134 and 48,712,800 Held in Escrow, Respectively	(4,785,823)	(6,021,420)

Common Stock, Class B: $.001 Par; 5,171,013 and 50,000,000 Shares Authorized; -0- Issued and Outstanding, respectively	––	––

Preferred Stock, Class A: $.001 Par; 10,000 Shares Authorized; -0- Issued and Outstanding	––	––

Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
3,000,000 Issued and Outstanding,	3,000	3,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	––	––
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	––	––

Additional Paid-In-Capital	43,269,353	43,382,782
Accumulated Deficit	(7,419,591)	(7,419,591)
Accumulated Deficit Since Re-Entering the Development Stage	(37,295,797)	(35,121,105)
Treasury Stock – 20 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(5,750,900)	(5,058,504)

Total Liabilities and Stockholders' Deficit	$ ––	$ ––

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

					Period From
					Date of re-entering the Development Stage
	Three Months Ended		Six Months Ended		March 1, 2010
	February 28,	February 29,	February 28,	February 29,	Through
	2013	2012	2013	2012	February 28, 2013

Revenues, Net	$ ––	$ ––	$ ––	$ ––	$ ––

Cost of Goods Sold	—	—	—	—	—

Gross Profit	—	—	—	—	—

Expenses/(Gains)
Compensation Expense	––	––	200,000	––	27,409,187
Consulting Fees	147,500	152,745	295,000	430,245	3,908,331
General and Administrative	353,805	60,275	473,029	108,323	1,793,814
Impairment Loss	––	––	––	––	1,273,191
Interest Expense	116,753	81,753	214,732	162,954	991,637
Loss on Conversion	––	––	––	––	180,000
(Gain) Loss on Derivative	––	(9,516)	82,181	(139,198)	813,383
Loss on Debt Modification	909,750	––	909,750	––	909,750

Total Expenses/(Gains)	1,527,808	285,257	2,174,692	562,324	37,279,293

Loss from Operations Before
Provision for Taxes	(1,527,808)	(285,257)	(2,174,692)	(562,324)	(37,279,293)

Provision for Taxes	—	—	—	—	—

Loss from Operations	(1,527,808)	(285,257)	(2,174,692)	(562,324)	(37,279,293)

Discontinued Operations
Loss from Discontinued Operations		—		—	(16,504)

Net Loss for the Period	$ (1,527,808)	$ (285,257)	$(2,174,692)	$ (562,324)	$ (37,295,797)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	457,210,141	484,532	344,274,877	481,429
Net Loss Per Common Share -
Basic and Diluted	$ (0.00)	$ (0.59)	$ (0.01)	$ (1.17)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Date of re-entering the Development Stage
	For the Six Months Ended		March 1, 2010
	February 28,	February 29,	Through
	2013	2012	February 28, 2013

Cash Flows from Operating Activities

Net Loss for the Period	$(2,174,692)	$ (562,324)	$ (37,295,797)

Non-Cash Adjustments:
Bad Debt	––	––	66,750
Discontinued Operations	––	––	16,504
Imputed Interest on Related Party Note Payable	12,889	11,680	46,580
Preferred Stock Issued in Exchange for Services Rendered	––	––	600,000
Common Stock Issued in Exchange for Services Rendered	200,000	130,000	25,059,927
Compensation Expense – Stock Option Awards	107,862	––	4,190,643
Impairment Loss	––	––	1,273,139
Amortization of Debt Discount	42,764	20,703	184,430
Loss on Conversion of Accrued Expenses for Stock Payable	––	––	180,000
Loss on Debt Modification	909,750	––	909,750
(Gain) Loss on Derivative	82,181	(139,198)	813,383
Changes in Assets and Liabilities:
Prepaid Expenses	––	––	110,875
Other Assets	––	––	(5,000)
Accrued Expenses	310,604	41,041	674,825
Accrued Interest	2,319	674	88,507
Accrued Interest – Related Parties	159,152	117,807	420,977
Accrued Compensation – Directors	285,458	304,280	2,075,071

Net Cash Flows from Operating Activities	(61,713)	(75,337)	(589,436)

Cash Flows from Investing Activities
Cash Paid to Joint Venture	––	––	(18,750)

Net Cash Flows from Investing Activities	––	––	(18,750)
Cash Flows from Financing Activities
Bank Overdraft	7	––	13
Cash Proceeds from Convertible Debt	51,000	––	211,000
Cash Proceeds from Issuance of Debt	2,000	15,000	32,000
Cash Proceeds from Sale of Stock	––	––	72,658
Cash Proceeds from Issuance of Related Party Debt	6,690	51,000	317,063
Repayment of Related Party Debt	––	––	(20,673)
Advances from (Repayment to) Directors – Net	2,016	(120)	(4,165)

The accompanying notes are an integral part of these financial statements.

Net Cash Flows from Financing Activities	61,713	65,880	607,896

Net Change in Cash and Cash Equivalents	––	(9,457)	(290)

Cash and Cash Equivalents - Beginning of Period	––	9,574	290

Cash and Cash Equivalents - End of Period	$ ––	$ 117	$ ––

Supplemental Disclosures
Interest Paid	$ 15,199	$ 12,090	$ 187,958
Income Taxes Paid	$ ––	$ ––	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:
Net Assets Acquired from Acquisition of 688239 B.C.	$ ––	$ —	$ 845,000
Common Stock Issued in Payment of Convertible Related Party Debt	$ 9,000	$ —	$ 379,435
Investment in Joint Venture & Due to Joint Venture	$ ––	$ —	$ 120,000
Common Stock Issued for Investment in Joint Venture	$ ––	$ —	$ 324,643
Common Stock Issued for Assets and Liabilities Assumed in Merger	$ ––	$ —	$ 845,000
Common Stock Issued to Relieve Accrued Expenses	$ ––	$ —	$ 136,400
Stock Payable Reclassed to Derivative Due to Tainted Equity	$ ––	$ 45,700	$ 550,700
Discounts on Debt due to Derivative Liability	$ 32,500	$ —	$ 92,500
Shares Cancelled by Shareholder	$ 426		$ 426
Discounts on Debt due to Beneficial Conversion Features	$ 18,500	$ —	$ 18,500
Common Stock Issued to Escrow	$ 2,159,500	$ —	$ 9,346,134
Conversion of Preferred Stock	$ ––	$ —	$ 6,000
Derivative Liability Settled	$ 170,594	$ 36,098	$ 1,556,583
Common Stock Issued from Escrow for Conversion of
Convertible Note Payable	$ 33,700	$ 20,500	$ 164,280

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

Note D -  Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $44,715,388 at February 28, 2013.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E -  Share Activity

Stock Awards

On October 18, 2008, Ed Gorman (member of the Board of Directors) was granted as compensation for services options to buy 40,000 shares of the Company’s preferred stock at the last quoted common stock offering price as of that day. A total of 40,000 options were granted at a price of $105.  These options were issued in error but were subsequently issued as preferred class A shares (see below).

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

On December 27, 2012, the Company’s attorney was granted as compensation for services options to buy 20,000,000 shares of the Company’s common stock at the last quoted common stock offering price as of that day. A total of 20,000,000 options were granted at an exercise price of $0.001.  These options vested immediately, have a five year contractual life and were expensed utilizing the Black Scholes method in the amount of $107,862.  The following assumptions were utilized in the Black Scholes calculation;  a 0.00% dividend yield, 264.49% expected volatility and a 0.72% discount rate.

Common Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2012
Balance - September 1, 2011	28,000	$40.50 - $114	28,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – February 29, 2012	28,000		28,000

2013
Balance - September 1, 2012	28,000	$40.50 - $114	28,000

Options Granted	20,000,000	$0.001	20,000,000
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – February 28, 2013	20,028,000		20,028,000

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity – continued

Stock Awards

Stock Options - Preferred Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2013
Balance - September 1, 2012	365,000	$8.60 - $15.20	365,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – February 28, 2013	365,000		365,000

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

On December 4, 2012, 104,411,290 shares of common stock were placed into escrow pursuant to the convertible note agreement made with Asher Enterprises, Inc. These shares were recorded in Stock

               Held in Escrow account at a value of $479,500 based on the grant date fair value of the shares.

See debt footnote H for shares issued for conversions of debt.

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

Note F – Related Party Transactions

Certain disbursements of the Company have been paid by two directors of the Company therefore; a Due to Directors account has been established.  The balance at February 28, 2013 and August 31, 2012 was $19,609 and $-0-, respectively.

In October 2004, the Company entered into a consulting agreement with its Chairman, Betty-Ann Harland for a five year term, with annual compensation of $220,000 and auto allowance of $12,000.  The accrued consulting fees are accruing interest at 8.75% annually.  On March 24, 2011, the Company extended Ms Harland’s consulting agreement effective October 1, 2009 through October 1, 2011. On December 5, 2011, Mrs. Harland’s contract was extended through October 1, 2015. At February 28, 2013 and August 31, 2012 accrued compensation due to Mrs. Harland was $1,128,874 and $1,021,389, respectively.  At February 28, 2013 and August 31, 2012 accrued interest on accrued compensation was $189,580 and $150,123 respectively.

On February 28, 2011 Betty Harland was issued 2,000,000 Preferred Stock Class B (See Note E – Preferred Stock).

On August 25, 2007, the Company entered into a consulting agreement with its CEO, Sydney Harland for a five year term, with annual compensation of $220,000, health benefits of $15,000 and $12,000 auto allowance.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.  At February 28, 2013 and August 31, 2012 accrued compensation due to Mr. Harland was $1,499,009 and $1,399,786, respectively.  At February 28, 2013 and August 31, 2012 accrued interest on accrued compensation was $326,402 and $270,223, respectively. As of the date of this report, Mr. Harland and the Company are negotiating renewal of his contract.

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

On March 24, 2011, the Company extended Mr. Gorman’s consulting agreement effective August 25, 2009 through August 25, 2011.  On December 5, 2011, Mr Gorman’s contract was extended through August 27, 2015.  At February 28, 2013 and August 31, 2012 accrued compensation due to Mr. Gorman was $1,089,169 and $1,010,419, respectively.  At February 28, 2013 and August 31, 2012 accrued interest on accrued compensation was $289,518 and $243,590, respectively.

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

On December 22, 2012 an agreement was signed with Robert Levitt concerning a portion of his debt equal to $303,250.  The agreement modified the debt to make it convertible into common stock of the Company at $0.001 per share. The Company compared the value of the debt modified of $303,250 before and after modification to calculate the loss on modification of $909,750.  This value was calculated by comparing the value of the shares if the note was conveted on the modifiaiton date to the face value of the note.  The value of the shares was $1,213,000 which after deducting the face value of the note of $303,250 resulted in the loss on modification of $909,750. The value of the shares the note was convertible into was calculated by using the closing price of the stock on the modification date. The note payable is convertible into common stock at the discretion of Mr. Levitt. Mr. Levitt will be entitled to a maximum of 303,250,000 shares but at no time will Mr. Levitt be able to own more than 4.99% of the outstanding shares of the Company’s common stock. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash.

For the quarter ended February 28, 2013 Robert Levitt received 29,000,000 shares common stock in partial satisfaction of 303,250,000 shares owed. The value of the shares issued was $29,000. The conversion was in accordance with the modified note agreement therefore no gain or loss was recorded with the conversion.

Convertible Note Payable – Related Party balance was $274,250 and $303,250 at February 28, 2013 and August 31, 2012, respectively.  Amounts due are to Robert Levitt for monies loaned to the Company.  Imputed interest in the amount of $6,095 was recorded for the six months ended February 28, 2013 due to  the note being non-interest bearing.

Note payable – related party balance was $6,960 and $-0- at February 28, 2013 and August 31, 2012 respectively.

Interest expense charged to operations was $214,732 and $162,954 for the six months ended February 28, 2013 and February 29, 2012, respectively.  Related parties interest expense was $168,372 and $129,898 for the six months ended February 28, 2013 and February 29, 2012, respectively.

Dues to directors was $19,609 and $-0- at February 28, 2013 and August 31, 2012, respectively.

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

The total paid for the joint venture is $444,643 which is composed of $324,643 in common stock issued and $120,000 in cash to be paid. The Company evaluated these capitalized costs as of August 31, 2011 for impairment and determined at that time that there was no certainty that these costs would be recovered with future cash flows from the joint ventures. As a result, the costs were fully valued with an impairment of $444,643.  Since the impairment on August 31, 2011, there has been no activity on this joint venture.  All amounts still owed as of February 28, 2013 were fully accrued related to this arrangement.

Note H – Convertible Debentures and Note Payable

The Company had convertible debentures outstanding as follows:

February 28, 2013	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

June 26, 2012 - Debenture	$ 500	$ 51	$ 449
September 21, 2012 – Debenture	32,500	13,727	18,773
December 4, 2012 – Debenture	2,500	1,721	779
December 5, 2012 – Debenture	16,000	11,072	4,928

Total Convertible Debentures	$ 51,500	$ 26,571	$ 24,929

Convertible Debentures – Related Party
December 22, 2012	$ 274,250	$ ––	$ 274,250

August 31, 2012	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

April 27, 2011 – Debenture	$ 5,600	$ ––	$ 5,600
June 26,2012 – Debenture	27,500	18,333	9,167

Total Convertible Debentures	$ 33,100	$ 18,333	$ 14,767

Note H – Convertible Debentures and Note Payable – continued

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

On October 17, 2012, Asher Enterprises elected to convert $5,600 of their note payable and $1,100 of accrued interest into 2,161,290 common shares of the Company.  Asher’s remaining note payable at October 17, 2012 is therefore $60,000. The conversion was in accordance with the convertible note agreement therefore no gain or loss was recorded on the conversion and the converted amount was relieved to common stock and additional paid in capital.  The related derivative liability was also marked to market and relieved to additional paid in capital for $8,529.

On December 1, 2012 Asher and the Company agreed to modify all convertible debt agreements outstanding.  The modification entailed a floor conversion price of $0.00005 and also removed ratchet provisions on the conversion price which previously provided anti-diliutive protection against future diliutive equity or debt issuances.  The modification effectively alleviated the embedded derivative liabilities resulting from the previously floating conversion price and ratchet provision on the conversion price. It also relieved the derivative liability related to all tainted equity items previously outstanding as a result of the embedded derivative liability on this convertible note. The related derivative liabilities were marked to market on the settlement date using the Black-Scholes model and relieved to additional paid in capital for $162,065.

On December 4, 2012, the Company entered into a securities purchase agreement with Asher Enterprises Inc. for the sale of a $2,500 in a convertible debenture bearing interest at 8% per annum, payable on or before September 6, 2013.  $2,500 was disbursed to the Company on December 4, 2012.

Pursuant to the convertible debenture the investor may convert the debenture into common stock of the Company at a conversion price of 50% of the lowest trading price for the common stock for forty-five trading days ending one trading day prior to the date of conversion notice sent by the holder to the Company.  The conversion price has a floor of $0.00005 per share.  The difference between the market price on the date the note was executed and the conversion price was recorded as a beneficial conversion feature at $2,500.  This amount is discounted against the debt balance and is being amortized over the term of the note using the effective interest method.

On December 5, 2012, the Company entered into a securities purchase agreement with Asher Enterprises Inc. for the sale of a $16,000 in a convertible debenture bearing interest at 8% per annum, payable on or before September 7, 2013.  $16,000 was disbursed to the Company on December 5, 2012.

Pursuant to the convertible debenture the investor may convert the debenture into common stock of the Company at a conversion price of 50% of the lowest trading price for the common stock for forty-five trading days ending one trading day prior to the date of conversion notice sent by the holder to the Company. The conversion price has a floor of $0.00005 per share.  The difference between the market price on the date the note was executed and the conversion price was recorded as a beneficial conversion feature at $16,000.  This amount is discounted against the debt balance and is being amortized over the term of the note using the effective interest method.

Amortization expense for debt discounts was $42,764 and $20,703 for the six months ended February 28, 2013 and February 29, 2012, respectively.  The net discount on all convertible debt outstanding was $26,571 and $18,333 at February 28, 2013 and August 31, 2012, respectively.

Accrued interest was $2,645 and $1,426 at February 28, 2013 and August 31, 2012, respectively.

On December 31, 2012, Asher Enterprises elected to convert $10,000 of their note payable into 7,142,857 common shares of the Company.  Asher’s remaining note payable at December 31, 2012 is therefore $68,500. The conversion was in accordance with the convertible note agreement therefore no gain or loss was recorded on the conversion and the converted amount was relieved to common stock and additional paid in capital for $10,000.

On February 14, 2013, Asher Enterprises elected to convert $11,500 of their note payable into 9,583,333 common shares of the Company.  Asher’s remaining note payable at February 14, 2013 is therefore $57,000. The conversion was in accordance with the convertible note agreement therefore no gain or loss was recorded on the conversion and the converted amount was relieved to common stock and additional paid in capital for $11,500.

-  continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H – Convertible Debentures and Note Payable – continued

On February 20, 2013, Asher Enterprises elected to convert $5,500 of their note payable into 8,333,333 common shares of the Company.  Asher’s remaining note payable at February 20, 2013 is therefore $51,500. The conversion was in accordance with the convertible note agreement therefore no gain or loss was recorded on the conversion and the converted amount was relieved to common stock and additional paid in capital for $5,500.

Convertible note payable – related party at February 28, 2013 and August 31, 2012 consisted of $274,250 and $-0- due and payable to Robert Levitt.

Notes payable at February 28, 2013 and August 31, 2012 consisted of $30,000 and $15,000 due and payable to Marie Fay upon demand and $2,000 and $-0- due and payable to Warwick Tranter upon demand, and $6,690 owed to Robert Levitt due upon demand. Imputed interest expense for the six months ended February 28, 2013 and February 29, 2012 was $12,889 and $11,680, respectively.

Note I –Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for their convertible note with a balance of $51,500 and $33,100 as of November 30, 2012 and August 31, 2012, respectively.  Due to the modification of all outstanding convertible debt as previously described at December 1, 2012 all embedded derivative liabilities were marked to market and the derivative liabilities were eliminated as of February 28, 2013.

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

On December 1, 2012 Asher and the Company agreed to modify all convertible debt agreements outstanding.  The modification entailed a floor conversion price and also removed ratchet provisions on the conversion price which previously provided anti-diliutive protection against future diliutive equity or debt issuances.  The modification related to the previous debt outstanding relieved the embedded derivative liability associated with this note as well as the derivative liabilities associated with all tainted equity instruments.

All outstanding debt and tainted equity were marked to market at December 1, 2012 and relieved to additional paid in capital for $162,065 based on the modification.

	Derivative Liability at August 31, 2012		Discount on debt with initial valuation	(Gain) Loss on Derivative for the Six Months Ended February 28, 2013	Settled to Additional Paid in Capital	Derivative Balances At February 28, 2013

Asher– Debentures	$ 55,683		$ 32,500	$ 82,333	$ (170,516)	$ ––

Tainted Equity – Stock Payable	225			(149)	(76)	––

Tainted Equiity - Warrants Outstanding	5		––	(3)	(2)	––

Total	$ 55,913	$	$ 32,500	$ 82,181	$ (170,594)	$ ––

Note J –  Commitments and Contingencies

On September 24, 2012, a lawsuit styled The Pelas Group, Inc. vs. Sydney Harland, Knightsbridge Corporation, and Global Earth Energy, Inc. was filed in the Superior Court of California in San Diego County, California, under Case No. 37-2012-00104417-CU-BC-CTL.  The plaintiff claims damages in excess of $40,000.00 as a result of an alleged breach of contract between the plaintiff and Knightsbridge Corporation, a wholly-owned subsidiary of the registrant. In addition, to Knightsbridge, the plaintiff sued the registrant and Mr. Harland, the president and chief executive office of the registrant, even though neither the registrant nor Mr. Harland was a party to the alleged contract.  As of the date of this report, the registrant is not aware of any service of process on the registrant, Mr. Harland or Knightsbridge.  Consequently, it is not possible for the registrant to comment on the potential outcome of the litigation. However, the registrant shall vigorously defend itself against the claims of the plaintiff at the appropriate time. The Company has accrued $52,800 related to this lawsuit as of February 28, 2013.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K – Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.  All assets and liabilities, aside from those shown in the table below, are recorded at historical cost which approximates fair value, and therefore, no items were valued according to these inputs.

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K – Fair Value

   The following liability was valued at fair value as of February 28, 2013 and August 31, 2012. No other items were valued at fair value on a recurring basis as of February 28, 2013 or August 31, 2012.

February 28, 2013		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$ ––	$ ––	$ ––	$ ––	$ ––

Total		$ ––	$ ––	$ ––	$ ––

August 31, 2012		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$ 55,913	$ ––	$ ––	$ 55,913	$ 55,913

Total		$ ––	$ ––	$ 55,913	$ 55,913

Note L –  Subsequent Events

During April 2013, the Company issued 17,000,000 shares of common stock. The 17,000,000 consist of common stock issued to Robert Levitt as for conversion of convertible debt of $17,000.

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

Results of Operations

Three Months Ended February 28, 2013 Compared With Three Months Ended February 29, 2012.

Net Revenue for each of the three months ended February 28, 2013, and February 29, 2012, was $-0-.  Net loss for the three months ended February 28, 2013, was $1,527,808 compared to net loss of $285,257 for the three months ended February 29, 2012.

Expenses have increased by $1,242,551 for the first three months of our current fiscal year from $285,257 for the three months ended February 29, 2012, to $1,527,808 for the three months ended February 28, 2013.  The increase can be attributed to a decrease in consulting fees of $5,245 from $152,745 to $147,500 and an increase in general and administrative expenses of $293,533 from $60,275 to $353,808.  An increase in interest expense of $35,000 from $81,753 to $116,753 is due to the registrant having insufficient revenues and the amortization of debt discount.  The registrant also had a decrease in gain on derivative of $9,516 from $9,516 gain on derivative to $-0-gain on derivative and an increase in loss on debt modification of $909,750 from $-0- to $909,750.

Six Months Ended February 28, 2013 Compared With Six Months Ended February 29, 2012.

Net Revenue for each of the six months ended February 28, 2013, and February 29, 2012, was $-0-.  Net loss for the six months ended February 28, 2013, was $2,173,692 compared to net loss of $562,324 for the six months ended February 29, 2012.

Expenses have increased by $1,612,368for the first six months of our current fiscal year from $562,324 for the six months ended February 29, 2012, to $2,174,692for the six months ended February 28, 2013.  The increase can be attributed to an increase in compensation expense of $200,000 from $-0- to $200,000, a decrease in consulting fees of $135,245 from $430,245 to $295,000 and an increase in general and administrative expenses of $364,706 from $108,323 to $473,029.  An increase in interest expense of $51,778 from $162,954 to $214,732 is due to the registrant having insufficient revenues and the amortization of debt discount.  The registrant also had a decrease in gain on derivative of $221,379 from $139,198 gain on derivative to $82,181 loss on derivative and an increase in loss on debt modification of $909,750 from $-0- to $909,750.

Liquidity and Capital Resources

Our operations used approximately $61,713 in cash for the six months ended February 28, 2013.  Cash required during the six months ended February 28, 2013, came principally from cash proceeds from debt of $61,713 for the six months ended February 28, 2013.

Our operations used approximately $75,337 in cash for the six months ended February 29, 2012.  Cash required during the six months ended February 29, 2012 came principally from cash proceeds from issuance of debt of $66,000 for the six months ended February 29, 2012

Special Note Regarding Forward-Looking Statements

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently ineffective.  Each of the factors identified in the 10K/A filed with the Securities and Exchange Commission on February 13, 2013 have remained unresolved and have been considered to be material weaknesses in our controls.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The matters that management identified in the 10K/A filed with the Securities and Exchange Commission on February 13, 2013, continue to be unresolved and still are considered material weaknesses in our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

On September 24, 2012, a lawsuit styled The Pelas Group, Inc. vs. Sydney Harland, Knightsbridge Corporation, and Global Earth Energy, Inc. was filed in the Superior Court of California in San Diego County, California, under Case No. 37-2012-00104417-CU-BC-CTL.  The plaintiff claims damages in excess of $40,000.00 as a result of an alleged breach of contract between the plaintiff and Knightsbridge Corporation, a wholly-owned subsidiary of the registrant.  In addition, to Knightsbridge, the plaintiff sued the registrant and Mr. Harland, the president and chief executive office of the registrant, even though neither the registrant nor Mr. Harland was a party to the alleged contract.  As of the date of this report, the registrant is not aware of any service of process on the registrant, Mr. Harland or Knightsbridge.  Consequently, it is not possible for the registrant to comment on the potential outcome of the litigation.  However, the registrant shall vigorously defend itself against the claims of the plaintiff at the appropriate time. The Company has accrued $52,800 related to this lawsuit as of February 28, 2013.

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

10.39**	Restricted Stock Award Agreement for Sydney A. Harland, executed June 14, 2012, filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K on June 15, 2012, Commission File Number 000-31343.
10.40**	Restricted Stock Award Agreement for Betty A. Harland, executed June 14, 2012, filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K on June 15, 2012, Commission File Number 000-31343.
10.41**	Restricted Stock Award Agreement for Edmund Gorman, executed June 14, 2012, filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K on June 15, 2012, Commission File Number 000-31343.
10.42**	Restricted Stock Award Agreement for Robert Glassen, executed June 14, 2012, filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K on June 15, 2012, Commission File Number 000-31343.
10.43**	Restricted Stock Award Agreement for Arthur N. Kelly, executed June 14, 2012, filed as Exhibit 10.8 to the registrant’s Current Report on Form 8-K on June 15, 2012, Commission File Number 000-31343.
10.44**	Restricted Stock Award Agreement for Richard Proulx, executed June 14, 2012, filed as Exhibit 10.9 to the registrant’s Current Report on Form 8-K on June 15, 2012, Commission File Number 000-31343.
10.45*	Warrant issued to Norman T. Reynolds, Esq. for 20,000,000 shares of the common stock of the registrant, dated December 27, 2012.
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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Document
101.CAL*	XBRLTaxonomy Extension Calculation Linkbase
101.DEF*	XBRLTaxonomy Extension Definition Linkbase
101.LAB*	XBRLTaxonomy Extension Lable Linkbase
101.PRE*	XBRLTaxonomy Extension Presentation Linkbase.

____________

*

Filed herewith.

**

Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EARTH ENERGY, INC.

Date: April 22, 2013.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and
   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland	Chief Executive Officer and Director	April 22, 2013
/s/ Edmund J. Gorman	Chief Financial Officer, Principal Accounting Officer, and Director	April 22, 2013