Form 10-Q/A
period 2013-02-28
GLOBAL EARTH ENERGY, INC.
filed 2013-04-30
CIK 1121901

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

(Explanatory Note: This amended filing on FORM 10-Q/A is to reflect the filing of the XBRL Exhibits 101)

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

Date: April 30, 2013.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and
   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland	Chief Executive Officer and Director	April 30, 2013
/s/ Edmund J. Gorman	Chief Financial Officer, Principal Accounting Officer, and Director	April 30, 2013