Form 10-Q
period 2013-05-31
GLOBAL EARTH ENERGY, INC.
filed 2013-07-22
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2013

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-31343

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At July 16, 2013, the registrant had 754,003,087 shares issued and 429,775,057  shares outstanding of common stock.

.

Table of Contents

Item 1.  Financial Statements.

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

32

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

33

Item 4.  Controls and Procedures.

33

Item 4(T).  Controls and Procedures.

33

Item 1.  Legal Proceedings.

35

Item 1a.  Risk Factors.

35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

35

Item 3.  Defaults Upon Senior Securities.

35

Item 4.  Submission of Matters to a Vote of Security Holders.

35

Item 5.  Other Information.

35

Item 6.  Exhibits.

35

2

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

FINANCIAL REPORTS
AT
MAY 31, 2013

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

TABLE OF CONTENTS

Consolidated Balance Sheets at  May 31, 2013 (Unaudited)

  and August 31, 2012                                                                                                        4

Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended

  May 31, 2013 and  2012 and for the Period from the Date the Company Re-entered the Development Stage (March 1, 2010) Through May 31, 2013

5

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended

  May 31, 2013 and 2012 and for the Period from the Date the Company  Re-entered

  the Development Stage (March 1, 2010) Through May 31, 2013                                             6

Notes to Consolidated Financial Statements

     8 - 31

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	August 31,
	2013	2012

ASSETS
Current Assets
Cash and Cash Equivalents	$ ––	$ ––

Total Assets	$ ––	$ ––

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$ 27	$ 6
Note Payable – Related Party	6,818	303,250
Notes Payable	32,000	30,000
Convertible Note Payable – Related Party	252,250	––
Convertible Notes Payable, Net of discounts of $17,367 and $18,333	13,633	14,767
Accrued Expenses	853,872	456,361
Due to Joint Venture	101,250	101,250
Derivative Liabilities	––	55,913
Accrued Interest ($888,979 and $663,937 owed to related parties)	889,662	665,363
Accrued Compensation – Directors	3,876,177	3,431,594
Due to Directors	19,649	––

Total Liabilities	6,045,338	5,058,504

Stockholders' Deficit
Common Stock : $0.001 Par; 844,828,987 Shares Authorized;
719,303,268 and 120,829,653 Issued and 719,303,068 and 120,829,633 Outstanding, respectively	719,303	120,830

Stock Payable	7,000	––
Stock Held in Escrow: 339,499,999 and 48,712,800 Held in Escrow, Respectively	(3,189,710)	(6,021,420)

Common Stock, Class B: $0.001 Par; 5,171,013 and 50,000,000 Shares Authorized; -0- Issued and Outstanding, respectively	––	––

Preferred Stock, Class A: $0.001 Par; 10,000 Shares Authorized; -0- Issued and Outstanding	––	––

Preferred Stock, Class B: $0.001 Par; 5,000,000 Shares Authorized;
3,000,000 Issued and Outstanding,	3,000	3,000
Preferred Stock, Class C: $0.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	––	––
Preferred Stock, Class D: $0.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	––	––

Additional Paid-In-Capital	41,538,990	43,382,782
Accumulated Deficit	(7,419,591)	(7,419,591)
Accumulated Deficit Since Re-Entering the Development Stage	(37,701,330)	(35,121,105)
Treasury Stock – 20 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(6,045,338)	(5,058,504)

Total Liabilities and Stockholders' Deficit	$ ––	$ ––

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

					Period From
					Date of re-entering the Development Stage
	Three Months Ended		Nine Months Ended		March 1, 2010
	May 31,	May 31,	May 31,	May 31,	Through
	2013	2012	2013	2012	May 31, 2013

Revenues, Net	$ ––	$ ––	$ ––	$ ––	$ ––

Cost of Goods Sold	—	—	—	—	—

Gross Profit	—	—	—	—	—

Expenses/(Gains)
Compensation Expense	––	––	200,000	––	27,409,187
Consulting Fees	147,500	147,500	442,500	577,745	4,055,831
General and Administrative	146,677	75,634	619,706	183,957	1,940,491
Impairment Loss	––	––	––	––	1,273,191
Interest Expense	111,356	75,880	326,088	238,834	1,102,993
Loss on Conversion	––	––	––	––	180,000
(Gain) Loss on Derivative	––	7,809	82,181	(131,389)	813,383
Loss on Debt Modification	––	––	909,750	––	909,750

Total Expenses/(Gains)	405,533	306,823	2,580,225	869,147	37,684,826

Loss from Operations Before
Provision for Taxes	(405,533)	(306,823)	(2,580,225)	(869,147)	(37,684,826)

Provision for Taxes	—	—	—	—	—

Loss from Operations	(405,533)	(306,823)	(2,580,225)	(869,147)	(37,684,826)

Discontinued Operations
Loss from Discontinued Operations		—		—	(16,504)

Net Loss for the Period	$ (405,533)	$ (306,823)	$(2,580,225)	$ (869,147)	$ (37,701,330)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	542,940,467	484,532	410,997,412	482,471
Net Loss Per Common Share -
Basic and Diluted	$ (0.00)	$ (0.63)	$ (0.01)	$ (1.80)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Date of re-entering the Development Stage
	For the Nine Months Ended		March 1, 2010
	May 31,	May 31,	Through
	2013	2012	May 31, 2013

Cash Flows from Operating Activities

Net Loss for the Period	$(2,580,225)	$ (869,147)	$ (37,701,330)

Non-Cash Adjustments:
Bad Debt	––	––	66,750
Discontinued Operations	––	––	16,504
Imputed Interest on Related Party Note Payable	18,621	17,693	52,314
Preferred Stock Issued in Exchange for Services Rendered	––	––	600,000
Common Stock Issued in Exchange for Services Rendered	205,400	130,000	25,065,327
Compensation Expense – Stock Option Awards	107,863	––	4,190,643
Impairment Loss	––	––	1,273,139
Amortization of Debt Discount	64,466	20,703	206,134
Loss on Conversion of Accrued Expenses for Stock Payable	––	––	180,000
Loss on Debt Modification	909,750	––	909,750
(Gain) Loss on Derivative	82,181	(131,389)	813,383
Changes in Assets and Liabilities:
Prepaid Expenses	––	––	110,875
Other Assets	––	––	(5,000)
Accrued Expenses	427,574	99,192	791,792
Accrued Interest	2,757	675	88,945
Accrued Interest – Related Parties	242,635	187,672	504,460
Accrued Compensation – Directors	444,583	463,405	2,234,196

Net Cash Flows from Operating Activities	(74,395)	(81,196)	(602,118)

Cash Flows from Investing Activities
Cash Paid to Joint Venture	––	––	(18,750)

Net Cash Flows from Investing Activities	––	––	(18,750)
Cash Flows from Financing Activities
Bank Overdraft	21	––	27
Cash Proceeds from Convertible Debt	63,500	––	223,500
Cash Proceeds from Issuance of Debt	2,000	15,000	32,000
Cash Proceeds from Sale of Stock	––	––	72,658
Cash Proceeds from Issuance of Related Party Debt	6,818	56,750	317,191
Repayment of Related Party Debt	––	––	(20,673)
Advances from (Repayment to) Directors – Net	2,056	(115)	(4,125)

Net Cash Flows from Financing Activities	74,395	71,635	620,578

The accompanying notes are an integral part of these financial statements.

Net Change in Cash and Cash Equivalents	––	(9,561)	(290)

Cash and Cash Equivalents - Beginning of Period	––	9,574	290

Cash and Cash Equivalents - End of Period	$ ––	$ 13	$ ––

Supplemental Disclosures
Interest Paid	$ 5,199	$ 12,090	$ 187,958
Income Taxes Paid	$ —	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:
Net Assets Acquired from Acquisition of 688239 B.C.	$ —	$ —	$ 845,000
Common Stock Issued in Payment of Convertible Related Party Debt	$ 51,000	$ —	$ 401,435
Investment in Joint Venture & Due to Joint Venture	$ —	$ —	$ 120,000
Common Stock Issued for Investment in Joint Venture	$ —	$ —	$ 324,643
Common Stock Issued for Assets and Liabilities Assumed in Merger	$ —	$ —	$ 845,000
Common Stock Issued to Relieve Accrued Expenses	$ 39,400	$ —	$ 175,800
Stock Payable Reclassed to Derivative Due to Tainted Equity	$ —	$ 45,700	$ 550,700
Discounts on Debt due to Derivative Liability	$ 32,500	$ —	$ 192,500
Shares Cancelled by Shareholder	$ 426		$ 426
Discounts on Debt due to Beneficial Conversion Features	$ 31,000	$ —	$ 18,500
Common Stock Issued to Escrow	$2,288,261	$ —	$ 9,530,079
Conversion of Preferred Stock	$ —	$ —	$ 6,000
Derivative Liability Settled	$ 70,594	$ 36,098	$ 1,556,583
Common Stock Issued from Escrow for Conversion of
Convertible Note Payable	$ 69,100	$ 20,500	$ 199,680

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

Note C -  Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income

- but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C -  Recently Issued Accounting Standards - continued

-

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, (FASB) issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

Note D -  Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $45,120,921 at May 31, 2013.

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

Common Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2012
Balance - September 1, 2011	28,000	$40.50 - $114	28,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – May 31, 2012	28,000		28,000

2013
Balance - September 1, 2012	28,000	$40.50 - $114	28,000
Options Granted	20,000,000	$0.001	20,000,000
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – May 31, 2013	20,028,000		20,028,000

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity – continued

Stock Awards

Stock Options - Preferred Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2013
Balance - September 1, 2012	365,000	$8.60 - $15.20	365,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – May 31, 2013	365,000		365,000

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

On July 18, 2011 the Company entered into an agreement with Daniel Chase (Contractor).  Pursuant to the agreement the Contractor agrees to assist the Company in its coal, oil and gas procedures and protocols. The term of the contract is for six months expiring on January 18, 2012.    In consideration for his services, the Contractor received 32,667 common shares on July 18, 2011.  These shares were valued at $147,000 based on the grant date of the shares.

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

On September 20, 2011 the Company entered into an agreement with Strategic Alliance Consulting Group (Contractor).  Pursuant to the agreement the Contractor agreed to return the 21,762 shares Common Stock Class A that they were holding, for consideration of the Company reauthorizing the same amount of shares sometime in the future. The Company recorded the shares as treasury stock based on the value of the shares owed of $47,500 with the offsetting credit to stock payable. The treasury stock was immediately returned to the authorized and unissued pool of shares for the Company. The treasury amount was relieved against common stock and APIC with this retirement. The stock payable was considered a part of the tainted equity environment as a common stock equivalent and re-classed to derivative liability upon being owed. The value of the shares was marked to market on the balance sheet date, see footnote I.

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

On April 15, 2013 the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan for the Year 2013.  The purpose of this Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, by paying their retainer or fees in the form of shares of the Company’s common stock.  250,000,000 shares of common stock are registered to this plan at an offering price of $0.0008.  The Plan shall expire on April 15, 2023.

On April 15, 2013 Norman Reynolds was granted 15,000,000 shares of common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $13,500 based on the closing price on the date of the grant.

On April 15, 2013 Carolyn Merrill was granted 18,400,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s accountant.  These shares were valued at $16,560 based on the closing price on the date of the grant.

On April 22, 2013, 183,944,906 shares of common stock were placed into escrow pursuant to the convertible note agreement made with Asher Enterprises, Inc. These shares were recorded in Stock

               Held in Escrow account at a value of $128,761 based on the grant date fair value of the shares.

On May 7, 2013 Rich Kaiser was granted 6,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant.  These shares were valued at $5,400 based on the closing price on the date of the grant.

See debt footnote H for shares issued for conversions of debt.

Preferred Stock

On January 28, 2011, the Company amended their Preferred Stock Class A authorized shares from 1,000,000 shares to 10,000 shares.

-  continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -

Share Activity – continued

Preferred Stock

On February 28, 2011 the Board of Directors approved the issuance of 2,000,000 Preferred Stock Class B to Betty Harland.  These shares carry 500 to 1 voting rights and are not convertible into common stock. These shares also carry a liquidation preference over common shares. These shares were valued at $600,000 and were expensed upon. The shares were valued by a valuation expert on the date of grant. The key inputs in the valuation were related to assigning a value to the control associated with the preferred shares issued. No value was assigned to the liquidation preference of the securities based on the net deficit position of the Company. The valuation expert used industry studies for similar companies which estimated a premium on control equal to 10.05% of the Company’s respective market cap. The other inputs involved in calculating the market cap on the date of grant which was calculated as the shares outstanding multiplied by the shares price on the date of grant. The market cap on the date of grant was found to be approximately $5,969,380 based on this calculation.

Note F – Related Party Transactions

Certain disbursements of the Company have been paid by two directors of the Company therefore; a Due to Directors account has been established.  The balance at May 31, 2013 and August 31, 2012 was $19,649 and $-0-, respectively.

In October 2004, the Company entered into a consulting agreement with its Chairman, Betty-Ann Harland for a five year term, with annual compensation of $220,000 and auto allowance of $12,000.  The accrued consulting fees are accruing interest at 8.75% annually.  On March 24, 2011, the Company extended Ms Harland’s consulting agreement effective October 1, 2009 through October 1, 2011. On December 5, 2011, Mrs. Harland’s contract was extended through October 1, 2015. At May 31, 2013 and August 31, 2012 accrued compensation due to Mrs. Harland was $1,186,874 and $1,021,389, respectively.  At May 31, 2013 and August 31, 2012 accrued interest on accrued compensation was $215,122 and $150,123 respectively.

On February 28, 2011 Betty Harland was issued 2,000,000 Preferred Stock Class B (See Note E – Preferred Stock).

On August 25, 2007, the Company entered into a consulting agreement with its CEO, Sydney Harland for a five year term, with annual compensation of $220,000, health benefits of $15,000 and $12,000 auto allowance.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.  At May 31, 2013 and August 31, 2012 accrued compensation due to Mr. Harland was $1,560,759 and $1,399,786, respectively.  At May 31, 2013 and August 31, 2012 accrued interest on accrued compensation was $360,083 and $270,223, respectively. As of the date of this report, Mr. Harland and the Company are negotiating renewal of his contract.

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

On March 24, 2011, the Company extended Mr. Gorman’s consulting agreement effective August 25, 2009 through August 25, 2011.  On December 5, 2011, Mr Gorman’s contract was extended through August 27, 2015.  At May 31, 2013 and August 31, 2012 accrued compensation due to Mr. Gorman was $1,128,544 and $1,010,419, respectively.  At May 31, 2013 and August 31, 2012 accrued interest on accrued compensation was $313,774 and $243,590, respectively.

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

For the quarter ended May 31, 2013 Robert Levitt received 22,000,000 shares common stock in partial satisfaction of 303,250,000 shares owed. The value of the shares issued was $22,000. The conversion was in accordance with the modified note agreement therefore no gain or loss was recorded with the conversion.

Convertible Note Payable – Related Party balance was $252,250 and $303,250 at May 31, 2013 and August 31, 2012, respectively.  Amounts due are to Robert Levitt for monies loaned to the Company.  Imputed interest in the amount of $16,709 was recorded for the nine months ended May 31, 2013 due to  the note being non-interest bearing.

Note payable – related party balance was $6,818 and $-0- at May 31, 2013 and August 31, 2012 respectively.

Interest expense charged to operations was $325,736 and $238,834 for the nine months ended May 31, 2013 and 2012, respectively.  Related parties interest expense was $257,302 and $215,657 for the nine months ended May 31, 2013 and 2012, respectively.

-  continued –

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F –  Related Party Transactions – continued

Due to directors was $19,649 and $-0- at May31, 2013 and August 31, 2012, respectively.

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

(a)

Strategic Alliance Consulting Group, Ltd. is entitled to compensation from the Company pursuant to the Joint Venture Agreement, as follows:41,762 shares of the common stock valued at $6.75 per share of the Company and

(b)

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

The total paid for the joint venture is $444,643 which is composed of $324,643 in common stock issued and $120,000 in cash to be paid. The Company evaluated these capitalized costs as of August 31, 2011 for impairment and determined at that time that there was no certainty that these costs would be recovered with future cash flows from the joint ventures. As a result, the costs were fully valued with an impairment of $444,643.  Since the impairment on August 31, 2011, there has been no activity on this joint venture.  All amounts still owed as of May 31, 2013 were fully accrued related to this arrangement.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H – Convertible Debentures and Note Payable

   The Company had convertible debentures outstanding as follows:

May 31, 2013	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

December 4, 2012 – Debenture	$ 2,500	$ 888	$ 1,612
December 5, 2012 – Debenture	16,000	5,739	10,261
April 22, 2013 – Debenture	12,500	10,740	1,760

Total Convertible Debentures	$ 31,000	$ 17,367	$ 13,633

Convertible Debentures – Related Party
December 22, 2012	$ 252,250	$ ––	$ 252,250

August 31, 2012	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

April 27, 2011 – Debenture	$ 5,600	$ ––	$ 5,600
June 26,2012 – Debenture	27,500	18,333	9,167

Total Convertible Debentures	$ 33,100	$ 18,333	$ 14,767

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

Note H – Convertible Debentures and Note Payable - continued

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

Note H – Convertible Debentures and Note Payable - continued

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

On April 22, 2013, the Company entered into a securities purchase agreement with Asher Enterprises Inc. for the sale of a $12,500 in a convertible debenture bearing interest at 8% per annum, payable on or before January 29, 2014.  $12,500 was disbursed to the Company on April 22, 2013.

Pursuant to the convertible debenture the investor may convert the debenture into common stock of the Company at a conversion price of 50% of the lowest trading price for the common stock for forty-five trading days ending one trading day prior to the date of conversion notice sent by the holder to the Company. The conversion price has a floor of $0.00005 per share.  The difference between the market price on the date the note was executed and the conversion price was recorded as a beneficial conversion feature at $12,500.  This amount is discounted against the debt balance and is being amortized over the term of the note using the effective interest method.

Amortization expense for debt discounts was $64,466 and $20,703 for the nine months ended May 31, 2013 and 2012, respectively.  The net discount on all convertible debt outstanding was $17,367 and $18,333 at May 31, 2013 and August 31, 2012, respectively.

Accrued interest was $683 and $1,426 at May 31, 2013 and August 31, 2012, respectively.

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

During the three months ended May 31, 2013, Asher Enterprises elected to convert $33,000 of their note payable and $2,400 into 97,491,041 common shares of the Company.  Asher’s remaining note payable at May 31, 2013 is therefore $31,000. The conversion was in accordance with the convertible note agreement therefore no gain or loss was recorded on the conversion and the converted amount was relieved to common stock and additional paid in capital for $33,000.

Convertible note payable – related party at May 31, 2013 and August 31, 2012 consisted of $252,250 and $-0- due and payable to Robert Levitt.

Notes payable at May 31, 2013 and August 31, 2012 consisted of $30,000 and $15,000 due and payable to Marie Fay upon demand and $2,000 and $-0- due and payable to Warwick Tranter upon demand, and $6,818 and $-0-, owed to Robert Levitt due upon demand. Imputed interest expense for the nine months ended May 31, 2013 and 2012 was $18,621 and $17,693, respectively.

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

 -- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I –

Derivative Liability - continued

On December 1, 2012 Asher and the Company agreed to modify all convertible debt agreements outstanding.  The modification entailed a floor conversion price and also removed ratchet provisions on the conversion price which previously provided anti-dilutive protection against future dilutive equity or debt issuances.  The modification related to the previous debt outstanding relieved the embedded derivative liability associated with this note as well as the derivative liabilities associated with all tainted equity instruments.

All outstanding debt and tainted equity were marked to market at December 1, 2012 and relieved to additional paid in capital for $162,065 based on the modification.

	Derivative Liability at August 31, 2012	Discount on debt with initial valuation	(Gain) Loss on Derivative for the Nine Months Ended May 31, 2013	Settled to Additional Paid in Capital	Derivative Balances At May 31, 2013

Asher– Debentures	$ 55,683	$ 32,500	$ 82,333	$ (170,516)	$ ––

Tainted Equity – Stock Payable	225	––	(149)	(76)	––

Tainted Equity – Warrants Outstanding	5	––	(3)	(2)	––

Total	$ 55,913	$ 32,500	$ 82,181	$ (170,594)	$ ––

Note J –  Commitments and Contingencies

The Company is aware of one lawsuit filed against its wholly owned subsidiary Knightsbridge Corp. The case is pending in the Superior Court of the State of California.  It was filed on October 4, 2012.  It is probable that the Company will have to repay the fees given it for unperformed services in the amount of $52,800 and has therefore accrued this as a liability at August 31, 2012 and May 31, 2013.

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

Note K – Fair Value

   The following liability was valued at fair value as of May 31, 2013 and August 31, 2012. No other items were valued at fair value on a recurring basis as of May 31, 2013 or August 31, 2012.

May 31, 2013		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$ ––	$ ––	$ ––	$ ––	$ ––

Total		$ ––	$ ––	$ ––	$ ––

August 31, 2012		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$ 55,913	$ ––	$ ––	$ 55,913	$ 55,913

Total		$ ––	$ ––	$ 55,913	$ 55,913

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L –  Subsequent Events

During the months of June and July 2013 the Company issued 34,699,999 shares of common stock.

30,000,000 and 18,900,000 shares were issued to the Company’s attorney and accountant, respectively in payment of services.  Sydney Harland cancelled 81,100,001 shares of common stock and 66,900,000 shares were placed into escrow in anticipation of repayment of Robert Levitt’s convertible note.

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

Results of Operations

Three Months Ended May 31, 2013 Compared With Three Months Ended May 31, 2012.

Net Revenue for each of the three months ended May 31, 2013 and 2012, was $-0-.  Net loss for the three months ended May 31, 2013, was $405,533 compared to net loss of $306,823 for the three months ended May 31, 2012.

Expenses have increased by $98,710 for the first three months of our current fiscal year from $306,823 for the three months ended May 31, 2012, to $405,533 for the three months ended May 31, 2013.  The increase can be attributed to an increase in general and administrative expenses of $71,043 from $75,634 to $146,677.  An increase in interest expense of $35,476 from $75,880 to $111,356 is due to the registrant having insufficient revenues and the amortization of debt discount.  The registrant also had a decrease in gain on derivative of $7,809 from $7,809 gain on derivative to $-0-gain on derivative.

Nine Months Ended May 31, 2013 Compared With Nine Months Ended May31, 2012.

Net Revenue for each of the nine months ended May 31, 2013 and 2012, was $-0-.  Net loss for the nine months ended May 31, 2013, was $2,580,225 compared to net loss of $869,147 for the nine months ended May 31, 2012.

Expenses have increased by $1,711,078 for the first nine months of our current fiscal year from $869,147 for the nine months ended May 31, 2012, to $2,580,225 for the nine months ended May 31, 2013.  The increase can be attributed to an increase in compensation expense of $200,000 from $-0- to $200,000, a decrease in consulting fees of $135,245 from $577,745 to $442,500 and an increase in general and administrative expenses of $435,749 from $183,957  to $619,706.  An increase in interest expense of $87,254 from $238,834 to $326,088 is due to the registrant having insufficient revenues and the amortization of debt discount.  The registrant also had a decrease in gain on derivative of $213,570 from $131,389 gain on derivative to $82,181 loss on derivative and an increase in loss on debt modification of $909,750 from $-0- to $909,750.

Liquidity and Capital Resources

Our operations used approximately $74,395 in cash for the nine months ended May31, 2013.  Cash required during the nine months ended May 31, 2013, came principally from cash proceeds from debt of $72,318 for the nine months ended May 31, 2013.

Our operations used approximately $81,196 in cash for the nine months ended May 31, 2012.  Cash required during the nine months ended May 31, 2012 came principally from cash proceeds from issuance of debt of $71,750 for the nine months ended May 31, 2012.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

On September 24, 2012, a lawsuit styled The Pelas Group, Inc. vs. Sydney Harland, Knightsbridge Corporation, and Global Earth Energy, Inc. was filed in the Superior Court of California in San Diego County, California, under Case No. 37-2012-00104417-CU-BC-CTL.  The plaintiff claims damages in excess of $40,000.00 as a result of an alleged breach of contract between the plaintiff and Knightsbridge Corporation, a wholly-owned subsidiary of the registrant.  In addition, to Knightsbridge, the plaintiff sued the registrant and Mr. Harland, the president and chief executive office of the registrant, even though neither the registrant nor Mr. Harland was a party to the alleged contract.  As of the date of this report, the registrant is not aware of any service of process on the registrant, Mr. Harland or Knightsbridge.  Consequently, it is not possible for the registrant to comment on the potential outcome of the litigation.  However, the registrant shall vigorously defend itself against the claims of the plaintiff at the appropriate time.  The registrant has accrued $52,800 related to this lawsuit as of May 31, 2013.

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

Date: July 18, 2013.

By /s/ Sydney A. Harland

    Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

    Edmund J. Gorman, Chief Financial Officer and
   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland	Chief Executive Officer and Director	July 18, 2013
/s/ Edmund J. Gorman	Chief Financial Officer, Principal Accounting Officer, and Director	July 18, 2013