Form 10-K
period 2013-08-31
GLOBAL EARTH ENERGY, INC.
filed 2013-12-16
CIK 1121901

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on August 31, 2013 (based on the closing sale price of $0.0002 per share of the registrant’s common stock, as reported on the OTCQB on that date) was approximately $347,035.  Common stock held by each officer and director and by each person known to the registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of December 12, 2013, we had issued 1,832,784,754 shares of our common stock, par value $0.001 per share, of which 1,513,676,796 shares were unrestricted and 319,107,958 shares were restricted.

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

ITEM 1.

BUSINESS.

Company Overview

We were initially formed under the name International Development Corp. (“IDC”) on October 22, 2004, as a Nevada corporation.  On December 9, 2004, IDC merged with Ozolutions Inc., a Delaware Corporation, which was formed on January 10, 1996, as Unipak Process, Inc., with IDC as the surviving corporation.  On April 13, 2006, IDC changed its name to Global Wataire Inc.  On February 5, 2008, we changed our name to Global Earth Energy, Inc.

Previous Businesses

Over the years, and prior to our entry into the oil and gas business described below, we have been engaged in various businesses, none of which are relevant to our current business plan which is to acquire and develop oil and gas properties in South Texas and elsewhere.  Our previous businesses, some of which are summarized below and are discussed in our previous filings with the SEC, all of which are incorporated herein by reference.  The previous businesses included attempts to build and operate green alternative energy technologies to aid the world’s energy crisis and help relieve the green house effect.  To achieve that objective, we intended to operate a one million gallon per year biodiesel pilot plant.  In addition to the production of biodiesel, we hoped to pursue a strategy of expanding into the parallel solar and wind turbine energy markets.  Our plan was to develop sustainable alternative energy sources that are situated close to the energy end users and tailored to their needs.  We also sought entry into the coal business, but all of those plans were abandoned due to lack of financing.

One of our previous businesses, conducted through our wholly-owned subsidiary, Freshwater Technologies, Inc., now known as Knightsbridge Corp., was international marketing and distribution of water purification systems using ultraviolet, ozone and water activator technology.  The markets we primarily targeted were located in the United States, Canada, Mexico, Costa Rica, Peru, and Panama.  Some of our other previous businesses are described below.

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

As additional consideration, Messrs. Weissengruber and Robertson agreed to the termination of their employment agreements with International Development Corp and a general release of all claims they may have had against either International Development Corp. or Freshwater Technologies, Inc.  Moreover, certain other liabilities of Freshwater Technologies, Inc. were either assumed or forgiven by Messrs. Weissengruber and Robertson and Robert Glassen, one of our former directors, for $10,918.54.  The net effect of the transaction was that International Development and Freshwater were relieved of liabilities, which exceeded assets in the amount of $134,532.17, and that Freshwater Technologies, Inc. is now debt free.  We changed the name of Freshwater Technologies, Inc. to Atlantic Seaboard Company, Inc. on May 31, 2006.

Terminated Material Agreements

Transaction with Dutchess Private Equities Fund, Ltd.  On April 24, 2007, we entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”).  Pursuant to this Agreement, the Investor committed to purchase up to $10,000,000 of our common stock over the course of up to thirty-six (36) months.  The amount that we were entitled to request from each purchase (“Puts”) shall be equal to, at our election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the put date.  Global Earth Energy received $-0- and $56,158, net of fees for the years ended August 31, 2011 and 2010, respectively.  This agreement was terminated on August 31, 2010 per the contract maturity date.  Copies of the Investment Agreement with Dutchess Private Equities Fund, Ltd. and the termination of the Investment Agreement with Dutchess Private Equities Fund, Ltd. were attached as exhibits to our various current reports filed with the SEC.

AGS Capital Group, LLC Investment Agreement.  On October 11, 2010, Global Earth Energy and AGS Capital Group, LLC executed that certain AGS Investment Agreement which provided upon the terms and subject to the conditions contained therein, Global Earth Energy shall issue and sell to AGS Capital, from time to time as provided therein, and AGS Capital shall purchase from Global Earth Energy up to Ten Million Dollars ($10,000,000) of Global Earth Energy’s fully registered, freely tradable common stock, par value $0.001 per share (the “the Common Stock”) pursuant to the Securities Act of 1933, as amended (the “Securities Act”).  On October 11, 2010, AGS was granted 10,000,000 shares common stock valued at $110,000 as part of their investment agreement executed October 5, 2010.  The shares were expensed upon grant and the agreement was later dissolved.  On January 7, 2011, prior to AGS rending any service to the company or purchasing any shares of common stock, Global Earth Energy gave notice of the termination of this agreement effective January 31, 2011.  Copies of the AGS Investment Agreement and the termination of the AGS Investment Agreement were attached as exhibits to our various current reports filed with the SEC.

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

RCI Solar, Inc. Plan of Merger.  On May 10, 2010, Global Earth Energy, Global Earth Energy Acquisition Company, a Wyoming corporation (the “Subsidiary”), 688239 B.C. Ltd., a British Columbia corporation (“688239 B.C.”), and Melvin K.  Dick (the “688239 B.C. Stockholder”) executed and closed a Plan and Agreement of Triangular Merger (the “Plan of Merger”), whereby 688239 B.C. merged into the Subsidiary, a wholly-owned subsidiary of Global Earth Energy (the “Merger”).  As a result of the Merger, the 688239 B.C. Stockholder received shares of the common stock of Global Earth Energy (the “Global Earth Common Stock”) in exchange for all of his shares of the common stock of 688239 B.C., without par value per share (the “688239 B.C. Common Stock”).  On December 2, 2010, Global Earth Energy, RCI Solar, Inc., and Melvin K. Dick rescinded that certain Plan and Agreement of Triangular Merger Between Global Earth Energy, Inc., Global Earth Energy Acquisition Company and 688239 B.C. Ltd. effective on May 10, 2010.  A copy of the Rescission of Plan and Agreement of Triangular Merger Between Global Earth Energy, Inc. and RCI Solar, Inc. was filed with the SEC as an exhibit to our current report filed on December 3, 2010.

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

•

Joint Venture Agreement dated December 20, 2012 between Global Earth Energy, Inc. and Western Energy Group to develop the Smith-Needham prospect located in Gonzales County, Texas.

Further, we have terminated our proposed coal operations which were planned to be operated through Global Earth Natural Resources Inc., a New Brunswick corporation, and in which we had an interest.  Our interest in Global Earth Natural Resources Inc. and a companion organization, Global Earth Natural Resources, L.L.C., a Texas limited liability company, were also terminated.

Existing Material Agreements

Asher Enterprises, Inc .  On September 28, 2010, December 6, 2010, April 27, 2011, June 26, 2012, September 21, 2012, December 4, 2012, December 5, 2012 and April 22, 2013,  Global Earth Energy and Asher Enterprises, Inc., a Delaware corporation, executed Securities Purchase Agreements, whereby Asher Enterprises purchased an 8% Convertible Promissory Note of Global Earth Energy in the aggregate principal amount of $65,000.00, $40,000.00, $27,500.00, $27,500, $32,500, $2,500, $16,000 and $12,500, respectively, convertible into shares of common stock of Global Earth Energy.  Since April, 2011, Asher has converted the notes into 445,226,245 shares of our common stock.  Copies of the Securities Purchase Agreements and convertible notes were attached as exhibits to our various current report filed with the SEC.

   Beaufort Ventures PLC

  On August 26, 2013, the Company entered into a securities purchase agreement with Beaufort Ventures PLC for the transfer of a $252,250 convertible debenture from Robert Levitt to Beaufort that is due on demand and non interest bearing.

Company Contact Information

Our principal executive offices are located at 1213 Culberth Drive, Wilmington, North Carolina 28405; telephone number (910) 270-7749; telecopier (910) 270-6640; and email:  harlandsydney@aol.com.  Our website is located at www.globalearthenergy.com.  The information contained in our website shall not constitute part of this report.

Global Earth Energy: Current Profile

At present, we do not own any oil and gas properties, nor do we have any production from oil and gas properties and do not have any oil and gas reserves.

Marketing and Delivery Commitments

Once we acquire oil and gas properties, we expect that our natural gas production will generally be sold on a month-to-month basis in the spot market, priced in reference to published indices, and our oil production would be generally sold under short-term contracts at prices based upon refinery postings or NYMEX WTI monthly averages and would typically be sold at the wellhead.  Once we acquire oil and gas properties, our natural gas liquids production would typically be sold under term agreements at prices based on postings at large fractionation facilities.  Once we acquire oil and gas properties, we believe that the loss of one or more current oil, natural gas, or natural gas liquids purchasers would not have a material adverse effect on our ability to sell our production, once we acquire our proposed properties, because any individual purchaser could be readily replaced by another purchaser, absent a broad market disruption.  Until we acquire properties and productions, we will have no delivery commitments.  Notwithstanding the foregoing, there is no assurance that we will be successful in acquiring oil and gas properties.

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

Once we acquire oil and gas properties, our proposed operations will also be subject to various conservation laws and regulations.  These include the regulation of the size of drilling and spacing units or proration units and the unitization or pooling of crude oil and natural gas properties.  In addition, state conservation laws generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.  Certain of our proposed operations may be conducted on federal land pursuant to oil and gas leases administered by the Bureau of Land Management (“BLM”).  These leases will most likely contain relatively standardized terms and require compliance with detailed BLM regulations and orders (which are subject to change by the BLM).  In addition to permits required from other agencies, lessees must obtain a permit from the BLM prior to the commencement of drilling and comply with regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, the valuation of production, and the removal of facilities.  Under certain circumstances, the BLM may require our operations on federal leases to be suspended or terminated.  Once we acquire oil and gas properties, any such suspension or termination could materially and adversely affect our financial condition and operations.

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

Once we acquire oil and gas properties, we expect to operate or lease a number of properties that for many years have been used for the exploration and production of oil and gas.  Although we expect to utilize operating and disposal practices that are standard in the industry, hydrocarbons or other wastes may have been disposed of or released on or under the properties to be operated or leased by us or on or under other locations where such wastes have been taken for disposal.  In addition, many of these properties will most likely have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes will not be under our control.  These properties and the wastes disposed thereon may be subject to laws and regulations imposing joint and several, strict liability without regard to fault or the legality of the original conduct that could require us to remove previously disposed wastes or remediate property contamination, or to perform well plugging or pit closures or other actions of a remedial nature to prevent future contamination.

Once we acquire oil and gas properties, our proposed operations would most likely produce wastewater that would be disposed of via injection in underground wells.  These wells are regulated under the Safe Drinking Water Act (the “SDWA”) and similar state and local laws.  The underground injection well program under the SDWA requires permits from the United States Environmental Protection Agency (“EPA”) or analogous state agencies for our proposed disposal wells, establishes minimum standards for injection well operations, and restricts the types and quantities of fluids that may be injected.  Once we acquire oil and gas properties, we expect that our proposed disposal well operations will comply with all applicable requirements under the SDWA and similar state and local laws.  However, a change in the regulations or the inability to obtain permits for new injection wells in the future may affect our ability to dispose of produced waters and ultimately increase the cost of our operations.

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

Nearly half of the states in the U.S., either individually or through multi-state initiatives, have begun implementing legal measures to reduce emissions of greenhouse gases (“GHGs”).  Also, the Supreme Court held in Massachusetts, et al . v. EPA (2007) that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act, and subsequently in December 2009, the EPA determined that GHG emissions present an endangerment to public health and the environment because such emissions, according to the EPA, are contributing to warming of the earth’s atmosphere and other climate changes.  These findings allow the EPA to implement regulations that would restrict GHG emissions under existing provisions of the Clean Air Act.  On November 8, 2010, the EPA finalized GHG reporting requirements for the petroleum and natural gas industries.  Under this final rule, owners or operators of facilities that contain petroleum and natural gas systems, as defined by the rule, and emit 25,000 metric tons or more of GHGs per year per basin (expressed as carbon dioxide equivalents) will report emissions from all source categories located at the facility for which emission calculation methods are defined in the rule.  Owners or operators will collect emission data; calculate GHG emissions; and follow the specified procedures for quality assurance, missing data, record keeping, and reporting defined in the final rule.  For purposes of the rule, an onshore petroleum and natural gas production facility is generally defined as all petroleum and natural gas equipment associated with all petroleum or natural gas production wells and CO2enhanced oil recovery operations that are under common ownership or control, including leased, rented, and contracted activities, by an onshore petroleum and natural gas production owner or operator and that are located within a single hydrocarbon basin as defined by the American Association of Petroleum Geologists.  The rule is estimated to require reporting from approximately 2,800 facilities, covering 85% of the total GHG emissions from the U.S. petroleum and natural gas industries, including all of our proposed facilities, with modeling reporting beginning in late 2012 and actual data reporting beginning in 2013.  We expect these new rules to result in increased compliance costs on our operations.  In addition, these rules, and any other new rules and regulations addressing GHG emissions, could result in additional operating restrictions.

We believe that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards.  While, once we acquire oil and gas properties, we believe that we will be in substantial compliance with applicable environmental laws and regulations in effect at that time and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance that we will not be adversely affected in the future.  We will establish internal guidelines to be followed in order to comply with environmental laws and regulations in the United States and other relevant international jurisdictions.  We expect to employ an environmental, health, and safety personnel whose responsibilities include providing assurance that our proposed operations will be carried out in accordance with applicable environmental guidelines and safety precautions.  Although we expect that we will maintain pollution insurance against the costs of cleanup operations, public liability, and physical damage, there is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future or that it will be affordable in light of our revenues.  However, until we acquire oil and gas properties, we will not purchase any such pollution insurance.

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

We Need To Hire Specialized Personnel

Although we are committed to the continued development and growth of our business, we will need to engage specialized key personnel, such as underwriters and legal personnel to assist Global Earth Energy in the execution of our business model, inasmuch as Sydney A. Harland, our chief executive officer, does not possess the requisite level of expertise to perform such functions.  It is possible that we will not be able to locate and hire such specialized personnel on acceptable terms.

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

Employees

As of the date of this report, we have two (2) employees, Sydney A. Harland and Betty Harland.  We do not currently anticipate that we will hire any employees in the next six months.  However, as our operations expand, we anticipate that we will hire additional employees to meet our needs.

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

Transfer Agent

Our transfer agent is Transfer Online, Inc., whose address is 512 SE Salmon Street, Portland, Oregon 97214, and telephone number (503) 227-2950.

ITEM 1A.

RISK FACTORS.

Not applicable.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

PROPERTIES.

Our corporate office is located at 1213 Culberth Drive, Wilmington, North Carolina 28405, which we rent at the rate of $250.00 per month.  We believe that all of our facilities are adequate for at least the next 12 months.  We expect that we could locate other suitable facilities at comparable rates, should we need more space.

ITEM 3.

LEGAL PROCEEDINGS.

We are aware of the filing of one lawsuit against us, styled The Pelas Group, Inc. v. Sydney Harland, Knightsbridge Corporation, Global Earth Energy, Inc., and DOES 1through 15, inclusive , under Case No. 7-2012-00104417-CU-BC-CTL, pending in the Superior Court of the State of California, County of San Diego, Central Judicial District, filed on October 4, 2012.  The allegations in the lawsuit appear to be against our president, Sydney Harland, and our wholly-owned subsidiary, Knightsbridge Corporation, arising out of a consulting agreement between the plaintiff and Knightsbridge Corporation dated August 5, 2009.  There does not appear to be any viable claim leveled against Global Earth Energy; the alleged claim is only directed against Mr. Harland and our wholly-owned subsidiary, Knightsbridge Corporation.  We believe that these charges against Global Earth Energy are without merit and we will vigorously defend our position.

On September 9, 2013, a lawsuit styled Norman T. Reynolds Law Firm v. Global Earth Energy, Inc. was filed in the District Court of Harris County, Texas.  The suit alleges that the Company owes $657,178.25 in legal fees to the Plaintiff.  The Company has answered the lawsuit denying the allegations, and it plans to vigorously defend itself in this matter.

ITEM 4.

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

	High	Low
Quarter Ended:
February 29, 2012 May 31, 2012 (1) August 31, 2012 November 30, 2012	$0.4478 $0.45 $0.01 $0.0035	$0.2985 $0.45 $0.01 $0.0034
Quarter Ended:
February 28, 2013 May 31, 2013 August 30, 2013 November 29, 2013	$0.0054 $0.0021 $0.0016 $0.002	$0.001 $0.0006 $0.0001 $0.0002

(1)This price takes into account the one for 1,500 reverse split which occurred on May, 21, 2012.

As of December 12, 2013, we had issued 1,832,784,754 shares of our common stock, par value $0.001 per share, of which 1,513,676,796 shares were unrestricted and 319,107,958 shares were restricted. Our shares of common stock are held by approximately 1,694 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  There is no trading market for the shares of our preferred stock.

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

•

The information contained in any reports or documents required to be filed by the Registrant under sections 13(a),14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

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

On April 17, 2013 the Company adopted the Global Earth Energy Employee Directors and Consultants Stock Plan for the year 2013.  The 250,000,000 shares of common stock to be issued under that plan was registered with the United States Securities and Exchange Commission in a registration statement on Form S-8.  The purpose of the plan was to attract qualified officers, directors, and consultants and to provide compensation to those individuals.

On August 21, 2013 the Company adopted the Global Earth Energy Employee Directors and Consultants Stock Plan No. 2 for the year 2013.  The 250,000,000 shares of common stock to be issued under that plan was registered with the United States Securities and Exchange Commission in a registration statement on Form S-8.  The purpose of the plan was to attract qualified officers, directors, and consultants and to provide compensation to those individuals.

On November 8, 2013 the Company adopted the Global Earth Energy Employee Directors and Consultants Stock Plan No. 3 for the year 2013.  The 200,000,000 shares of common stock to be issued under that plan was registered with the United States Securities and Exchange Commission in a registration statement on Form S-8.  The purpose of the plan was to attract qualified officers, directors, and consultants and to provide compensation to those individuals.

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

Results of Operations

Comparison of consolidated results of operations for the years ended August 31, 2013 and August 31, 2012.

Revenue for each of the years ending August 31, 2013 and 2012, was $-0-.  Cost of goods sold was $-0-, for each of the years ending August 31, 2013 and 2012.  Gross profit was $-0- for fiscal 2013 and 2012.

The net loss for the year ended August 31, 2013, was $3,950,273 compared to a net loss of $24,996,084 for the year ended August 31, 2012.  Expenses for the year ended August 31, 2013, decreased $21,045,811 over the year ended August 31, 2012.  Decreases in total expenses can be directly attributable to an decrease in compensation expenses of $22,926,406, a decrease in consulting expense of $650,734, an increase in general and administrative costs of $297,231, a increase in interest expense of $95,978, impairment loss of $21,403, loss on debt modifications of $1,004,383 and an increase in loss on derivative of $1,112,334.

Liquidity and Capital Resources

Comparison for the fiscal years ended August 31, 2013 and August 31, 2012.

0Our operations used approximately $90,643 in cash during the year ended August 31, 2013.  Cash required during the year ended August 31, 2013, came principally from the proceeds from the issuance of debt in the amount of $71,000 and advances from directors of $19,649.

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

ITEM 9A(T).

CONTROLS AND PROCEDURES.

The term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

-Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation and because of certain material weaknesses identified below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  During the year  ended August 31, 2013 we identified the following conditions that indicated that our internal control over financial reporting and our disclosure controls and procedures were not effective:

-Accounts payable and accrued expenses are inadequately being maintained as there is no policy for unpaid invoice documentation.

-Reconciliations of shares outstanding between the accounting records and the stock transfer agent are not performed timely.

-

The Company has material weaknesses in providing GAAP compliant financial statement disclosures without external assistance.

-

The Company lacks proper segregation of duties.

Changes in Internal Controls over Financial Reporting.

  None.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning the directors and executive officers of Global Earth Energy as of the date of this report:

Name	Age	Position	Director Since

Betty A. Harland	62	Chairman of the Board	2004
Sydney A. Harland	63	President, Chief Executive Officer, and Director	2006
Edmund J. Gorman	67	Chief Financial Officer, Principal Accounting Officer, Secretary, and Director	2006

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors.  Our current board of directors consists of two 2 directors, none of whom have any expertise in the proposed business of Global Earth Energy.  Upon receipt of sufficient funds to pay for consultants as described elsewhere in this report either through receipt of funds from borrowing or sales of common stock, we intend to seek directors and officers who would be able to properly execute our proposed business plan.

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

Betty A. Harland has over 30 years of experience in a variety of senior management positions.  Prior to joining our board, she was vice- president of Ameri-can Equipment Sales and Leasing.  From 1988 to 1995, she worked in finance, insurance and sales consulting.  Currently she is the COO of Ameri-can Equipment & Leasing Inc. and the controlling shareholder of Global Earth Energy.

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

Other than the foregoing, there are no stated minimum criteria for director nominees, although the board may also consider such other factors as it may deem are in our best interests as well as our stockholders.  In addition, the board identifies nominees by first evaluating the current members of the board willing to continue in service.  Current members of the board with skills and experience that are relevant to our business and who are willing to continue in service areconsidered for re-nomination.  If any member of the board does not wish to continue in service or if the board decides not to re-nominate a member for re-election, the board then identifies the desired skills and experience of a new nominee in light of the criteria above.  Current members of the board are polled for suggestions as to individuals meeting the criteria described above.  The board may also engage in research to identify qualified individuals.  To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.  The board does not typically consider stockholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

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

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Global Earth Energy, Inc., at 1213 Culberth Drive, Wilmington, North Carolina 28405, Attention: Corporate Secretary.

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

Conflicts of Interest

With respect to transactions involving real or apparent conflicts of interest, we have adopted written policies and procedures which require that:

•

The fact of the relationship or interest giving rise to the potential conflict must be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval;

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

Our principal executive offices are located at 1213 Culberth Drive, Wilmington, North Carolina 28405; telephone number (910) 270-7749; telecopier (910) 270-6640; and email:   harlandsydney@aol.com.

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

Stock Incentive .  Stock grants and options are awarded to executive officers based on their positions and individual performance.  Stock grants and options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers.  The compensation committee considers the recommendations of the chief executive officer for stock grants and options to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendations.  Stock grants and options for the chief executive officer will be recommended and approved by our board of directors.

It is uncertain when, if ever, we will be in a position to compensate any of our officers or directors.  Before we can expect to provide for officer salaries, we will have to obtain funds from earnings or the sale of our securities.

Summary Compensation Table

The following table sets forth, for our named executive officers for the two (2) completed fiscal years ended August 31, 2013 and 2012 :

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Sydney A. Harland (1)	2012	-0-	-0-	3,800,000	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	200,000	-0-	-0-	-0-	-0-	-0-

Edmund J. Gorman (2)	2012	-0-	-0-	3,800,000	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________________

(1)Mr. Harland is our president and chief executive officer and a director.

(2)Mr. Gorman is our chief financial officer, principal accounting officer, secretary, and director.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, August 31, 2013:

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

__________

(1)Mr. Harland is our president and chief executive officer and a director.

(2)Mr. Gorman is our chief financial officer, principal accounting officer, secretary, and director.

Employment Agreements

As of the date of this report, we have employment agreements with Betty Harland, our chairman, and Edmund J. Gorman, our chief financial officer and principal accounting officer, as follows:

On October 1, 2004, we executed a management agreement with Betty Harland, whereby Mrs. Harland was engaged as our chairman.  The term of Mrs. Harland’s employment expired on October 1, 2009, but has been renewed for an additional two (2) years until October 1, 2011.  On December 5, 2011, the agreement was extended until October 1, 2015.

Mrs. Harland’s compensation was set at $220,000 annually, payable at the rate of $18,333.33 monthly, subject to review by our board of directors from time to time.  Mrs. Harland is also entitled to a bonus of up to 50 percent of her annual compensation if and when granted by the board of directors subject to the achievement of annual performance criteria as approved by the board.  We have the right to terminate the agreement with Mrs. Harland at any time with a payment of twice the outstanding amount remaining on the term of the agreement at the time of termination, plus a cash settlement of $1,000,000.  The termination payments will be in the form of   cash.  Mrs. Harland must provide a minimum of two (2) months notice prior to her termination of the agreement.

On August 25, 2007, we executed an employment agreement with Edmund J. Gorman, whereby Mr. Gorman was engaged as our chief financial officer.  The term of Mr. Gorman’s employment expired on August 25, 2009, but has been renewed for an additional two (2) years until August 25, 2011.  On December 5, 2011, the agreement was extended until August 27, 2015.  Mr. Gorman’s compensation was set at $150,000 annually, payable at the rate of $12,500 monthly, subject to review by our board of directors from time to time.  Mr. Gorman is also entitled to a bonus of up to 50 percent of his annual compensation if and when granted by the board of directors subject to the achievement of annual performance criteria as approved by the board.  In addition, Mr. Gorman is entitled to participate in any of our stock option plans when grants are determined by our board of directors.  Among his duties, Mr. Gorman will liaison with our auditors, our audit and compensation committees, our board of directors, investors and financial institutions.  Mr. Gorman’s agreement may be terminated by the registrant at any time with a payment of twice his remaining compensation rate at the time of termination.  These payments may be in the form of either cash or shares of our common stock or any combination thereof as determined by our board of directors at that time.  Mr. Gorman must provide a minimum of two (2) months notice prior to his termination of the agreement.

Sydney A. Harland and Betty Harland are married.

Director Compensation

Our directors do not receive compensation for their services as directors.  However, on June 14, 2012, we awarded 10,000,000 shares of restricted stock to each of our directors, at that time, Sydney A. Harland, Betty A. Harland, Edmund J. Gorman, Robert Glassen, Arthur N. Kelly, and Richard Proulx, each of whom executed a Restricted Stock Award Agreement.

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

•

Each director of Global Earth Energy;

•

Each named executive officer of Global Earth Energy; and

•

All directors and officers of Global Earth Energy as a group.

	Shares of Common Stock Beneficially Owned (2)		Shares of Preferred Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent	Number	Percent
Betty A. Harland (3)	35,111,645	1.9%	3,000,000	100
Sydney A. Harland (3)	55,001,652	2.98%	-0-	-0-
Edmund J. Gorman	10,000,000	0.54%	-0-	-0-

All directors and officers as a group ( 3 persons)	100,113,297	5.42%	3,000,000	-0-

________

(1)Unless otherwise indicated, the address for each of these stockholders is c/o Global Earth Energy, Inc., at 1213 Culberth Drive, Wilmington, North Carolina 28405.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to their shares of common stock or preferred stock which he beneficially owns.

(2)Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of December 12, 2013, we had issued 1,832,784,754 shares of our common stock, par value $0.001 per share, of which 1,513,676,796 shares were unrestricted and 319,107,958 shares were restricted.  The percentage of ownership is calculated on the issued shares of 1,832,784,754.  There are currently four series of preferred stock designated as follows: (i) 10,000 shares have been designated as Series A, none of which are issued and outstanding; (ii) 5,000,000 shares have been designated as Series B Preferred Stock, $0.001 per share, 3,000,000 of which have been issued and are outstanding; (iii) 15,000,000 shares have been designated as Series C Preferred Stock, $0.001 per share, none of which are issued and outstanding; and (iv) 13,000,000 shares of Series D Preferred Stock, $0.001 par value per share, none of which are issued and outstanding.  Pursuant to our Certificate of Designation establishing Series B Preferred Stock, a holder of shares of the Series B Preferred Stock is entitled to the number of votes equal to the number of shares of the Series B Preferred Stock held by such holder multiplied by 500 on all matters submitted to a vote of our stockholders.  Betty A. Harland holds 3,000,000 shares of our Series B Preferred Stock.  Therefore, Mr. and Mrs. Harland together will have the power to vote 1,535,111,645 shares of our common stock, which number exceeds the majority of the issued and outstanding shares of our common stock on the date of this report.

(3)Mr. and Mrs. Harland are married.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR  INDEPENDENCE.

None, other than as stated herein.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by M&K CPAS, PLLC for professional services rendered for the audit of our annual financial statements for fiscal year ended August 31, 2012 and reviews for the three preceeding quarters, were $ 28,400.00.

The aggregate fees billed by M&K CPAS, PLLC for professional services rendered for the audit of our annual financial statements  for fiscal year ended August 31, 2013 and reviews for the three preceeding quarters, were $ 31,000.00.

Tax Fees

The aggregate tax fees billed by M&K CPAS, PLLC for professional services rendered for tax services for fiscal year ended August 31, 2012, were $ 0.00.

The aggregate tax fees billed by M&K CPAS, PLLC for professional services rendered for tax services for fiscal year ended August 31, 2013, were $ 0.00.

All Other Fees

There were no other fees billed by M&K CPAS, PLLC for professional services rendered during the fiscal years ended August 31, 2012, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

There were no other fees billed by M&K CPAS, PLLC for professional services rendered during the fiscal years ended August 31, 2013, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

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

___________

*Filed herewith.

**Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EARTH ENERGY, INC.

Date:   December 16, 2013

By /s/ Sydney A. Harland

Sydney A. Harland, Chief Executive Officer

By /s/ Edmund J. Gorman

Edmund J. Gorman, Chief Financial Officer and

Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney A. Harland SYDNEY A. HARLAND	Chief Executive Officer and Director	December 16, 2013
/s/ Edmund J. Gorman EDMUND J. GORMAN	Chief Financial Officer, Principal Accounting Officer and Director	December 16, 2013
/s/ Betty-Ann Harland BETTY-ANN HARLAND	Chairman	December 16, 2013

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

FINANCIAL REPORTS
AT
August 31, 2013

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

TABLE OF CONTENTS

Consolidated Balance Sheets at  August 31, 2013 and  2012                                                    F-2

Consolidated Statements of Operations for the Years Ended August 31, 2013 and 2012

  and for the Period from the Date the Company Re-entered the Development Stage

  (March 1, 2010) Through August 31, 2013                                                                               F-3

Consolidated Statements of Cash Flows for the Years Ended August 31, 2013

 and 2012 and for the Period from the Date the Company  Re-entered the

 Development Stage (March 1, 2010) Through August 31, 2013                                                F-4-5

Consolidated Statements of Changes in Stockholders’ Deficit for the

  Years Ended August 31, 2013 and 2012 and for the Period from the Date

  Company Re-entered the Development Stage (March 1, 2010) Through

  August 31, 2013                                                                                                                       F-6

Notes to Consolidated Financial Statements

 F-7 - 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Global Earth Energy, Inc. (A Development Stage Company)

Wilmington, North Carolina

We have audited the accompanying consolidated balance sheets of Global Earth Energy, Inc.  (A Development Stage Company) (the “Company”) as of August 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended.  The consolidated financial statements for the period since re-entering the development stage (March 1, 2010) to August 31, 2010 were audited by other auditors whose report expressed an unqualified opinion on those statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Earth Energy, Inc. (A Development Stage Company) as of August 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

December 16, 2013

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED BALANCE SHEETS

August 31,	2013	2012

ASSETS
Current Assets
Cash and Cash Equivalents	$ ––	$ ––

Total Assets	$ ––	$ ––

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Overdraft	$ ––	$ 6
Note Payable – Related Party	––	303,250
Notes Payable	34,500	30,000
Convertible Note Payable – Related Party	3,090	––
Convertible Notes Payable, Net of discounts of $6,588 and $18,333	258,162	14,767
Accrued Expenses	871,002	456,361
Due to Joint Venture	101,250	101,250
Derivative Liabilities	925,112	55,913
Accrued Interest ($975,940 and $663,937 owed to related parties)	976,177	665,363
Accrued Compensation – Directors	4,035,302	3,431,594
Due to Directors	19,649	––

Total Liabilities	7,224,244	5,058,504

Stockholders' Deficit
Common Stock : $.00001 Par; 2,000,000,000 Shares Authorized;
1,036,003,087 and 120,829,653 Issued and 1,036,003,067 and 120,829,633 Outstanding, respectively	10,360	1,208

Stock Payable	––	––
Stock Held in Escrow: 152,533,332 and 48,712,800 Held in Escrow, Respectively	(105,259)	(6,021,420)

Common Stock, Class B: $.001 Par; 5,171,013 and 50,000,000 Shares Authorized; -0- Issued and Outstanding, respectively	––	––

Preferred Stock, Class A: $.001 Par; 10,000 Shares Authorized; -0- Issued and Outstanding	––	––

Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
3,000,000 Issued and Outstanding,	3,000	3,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	––	––
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	––	––

Additional Paid-In-Capital	39,361,624	43,502,404
Accumulated Deficit	(7,419,591)	(7,419,591)
Accumulated Deficit Since Re-Entering the Development Stage	(39,071,378)	(35,121,105)
Treasury Stock – 20 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(7,224,244)	(5,058,504)

Total Liabilities and Stockholders' Deficit	$ ––	$ ––

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period From
			Date of re-entering the Development Stage
			March 1, 2010
			Through
For the Years Ended August 31,	2013	2012	August 31, 2013

Revenues, Net	$ ––	$ ––	$ ––

Cost of Goods Sold	—	—	—

Gross Profit	—	—	—

Expenses
Compensation Expense	200,000	23,126,406	27,409,187
Consulting Fees	602,500	1,253,234	4,215,831
General and Administrative	718,975	421,744	2,039,760
Impairment Loss	21,403	––	1,294,594
Interest Expense	424,122	328,144	1,201,027
Loss on Conversion	––	––	180,000
Loss on Debt Modifications	1,004,383	––	1,004,383
(Gain) Loss on Derivative	978,890	(133,444)	1,710,092

Total Expenses	3,950,273	24,996,084	39,054,874

Loss from Operations Before
Provision for Taxes	(3,950,273)	(24,996,084)	(39,054,874)

Provision for Taxes	—	—	—

Loss from Continuing Operations	(3,950,273)	(24,996,084)	(39,054,874)

Discontinued Operations
Loss from Discontinued Operations	—	—	(16,504)

Net Loss	$ (3,950,273)	$ (24,996,084)	$ (39,071,378)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	515,309,253	24,601,650
Net Loss Per Common Share -
Basic and Diluted	$ (0.01)	$ (1.02)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Date of re-entering the Development Stage
			March 1, 2010
			Through
For the Years Ended August 31,	2013	2012	August 31, 2013

Cash Flows Used In Operating Activities

Net Loss	$ (3,950,273)	$ (24,996,084)	$ (39,071,378)

Non-Cash Adjustments:
Bad Debt	––	––	66,750
Discontinued Operations	––	––	16,504
Imputed Interest on Related Party Note Payable	18,621	24,356	52,312
Preferred Stock Issued in Exchange for Services Rendered	––	––	600,000
Common Stock Issued in Exchange for Services Rendered	116,130	23,857,807	24,976,057
Common Stock Issued in Exchange for Compensation to Officer	200,000	––	200,000
Compensation Expense – Stock Option Awards	107,863	––	4,190,644
Impairment Loss	21,403	––	1,294,543
Amortization of Debt Discount	75,245	29,869	216,911
Loss on Conversion of Accrued Expenses for Stock Payable	––	––	180,000
Loss on Debt Modification	1,004,383	––	1,004,383
(Gain) Loss on Derivative	978,890	(133,444)	1,710,092
Changes in Assets and Liabilities:
Prepaid Expenses	––	––	110,875
Other Assets	––	––	(5,000)
Accrued Expenses	415,703	228,619	779,923
Accrued Interest	5,681	248,821	353,694
Accrued Interest – Related Parties	312,003	––	312,003
Accrued Compensation – Directors	603,708	621,626	2,393,321

Net Cash Flows Used In Operating Activities	(90,643)	(118,430)	(618,366)

Cash Flows from Investing Activities
Cash Paid to Joint Venture	––	––	(18,750)

Net Cash Flows from Investing Activities	––	––	(18,750)
Cash Flows from Financing Activities
Bank Overdraft	(6)	6	––
Cash Proceeds from Convertible Debt	63,500	27,500	223,500
Cash Proceeds from Issuance of Debt	4,500	15,000	34,500
Cash Proceeds from Sale of Stock	––	––	72,658
Cash Proceeds from Issuance of Related Party Debt	3,000	66,750	313,373
Repayment of Related Party Debt	––	––	(20,673)
Advances from (Repayment to) Directors – Net	19,649	(400)	13,468

Net Cash Flows from Financing Activities	90,643	108,856	636,826

The accompanying notes are an integral part of these financial statements.

-continued-

Net Change in Cash and Cash Equivalents	––	(9,574)	(290)

Cash and Cash Equivalents - Beginning of Year	––	9,574	290

Cash and Cash Equivalents - End of Year	$ ––	$ ––	$ ––

Supplemental Disclosures
Interest Paid	$ 25,094	$ 25,094	$ 172,759
Income Taxes Paid	$ —	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:
Net Assets Acquired from Acquisition of 688239 B.C.	$ —	$ —	$ 845,000
Common Stock Issued in Payment of Debt	$ —	$ —	$ 350,435
Investment in Joint Venture & Due to Joint Venture	$ —	$ —	$ 120,000
Common Stock Issued for Investment in Joint Venture	$ —	$ —	$ 324,643
Common Stock Issued for Assets and Liabilities Assumed in Merger	$ —	$ —	$ 845,000
Common Stock Issued to Relieve Accrued Expenses	$ —	$ —	$ 136,400
Stock Payable Reclassed to Derivative Due to Tainted Equity	$ 28,403	$ 4,700	$ 579,103
Discounts on Debt due to Derivative Liability	$ 32,500	$ 27,500	$ 192,500
Discounts on Debt due to Beneficial Conversion Features	$ 31,000	$ —	$ 31,000
Common Stock Issued to Escrow	$ 2,288,261	$ 5,941,518	$ 9,474,895
Conversion of Preferred Stock	$ —	$ —	$ 6,000
Derivative Liability Settled to Additional Paid in Capital	$ 170,594	$ 47,777	$ 1,556,583
Common Stock Issued for Conversion of Related Party Convertible Note Payable	$ 54,600	$ —	$ 54,600
Common stock cancelled by shareholders	$ 506	$ —	$ 815
Common Stock Issued from Escrow for Conversion of
Convertible Note Payable	$ 88,342	$ 21,900	$ 218,922

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A NEVADA CORPORATION)
Wilmington, North Carolina

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

		Common					Preferred Stock
	Common	Stock		Stock			($.001 Par)	Additional		Treasury	Total
	Stock Shares	($.00001 Par)	Stock Payable	Held in Escrow	Class A	Class B	Class C	Paid - In Capital	Accumulated Deficit	Stock at Cost	Stockholders’ Deficit

Balance – March 1, 2010	17,115	$ ––	$ —	$ —	$ 30	$1,000	$ 1,000	$4,679,757	$(7,419,591)	$(3,000)	$(2,740,804)
Compensation Expense – Stock Awards	––	––	––	––	––	––	––	4,017,410	––	––	4,017,410
Common Stock Issued in Exchange for Services Rendered	1,333	––	––	––	––	––	––	28,800	––	––	28,800
Common Stock Issued for Cash	2,968	––	––	––	––	––	––	72,659	––	––	72,659
Common Stock Issued in Payment of Debt	15,667	––	––	––	––	––	––	350,435	––	––	350,435
Preferred Stock Converted to Common	667	––	––	––	––	––	(1,000)	1,000	—	—	—
Common Stock Issued in Plan of Merger	43,334	1	––	––	––	––	––	844,900	––	––	845,000
Net Loss for the Period	—	—	––	––	––	––	––	—	(5,604,156)	—	(5,604,156)

Balance – August 31, 2010	81,084	1		—	30	1,000	––	9,995,060	(13,023,747)	(3,000)	(3,030,656)

Shares Issued – Joint Venture Agreement	48,095	1		––	––	––	––	324,642	––	––	324,643

Compensation Expense – Stock Option Awards	—	—		—	—	—	—	92,371	—	—	92,371

Shares Issued to Escrow Held for Notes Payable Conversion	100,869	1		(1,245,117)	—	—	—	1,245,116	—	—	—

Escrow Shares Issued Upon Conversion of Notes Payable	—	—		469,563	—	—	—	(360,883)	—	—	108,680

Preferred Stock Issued in Exchange for Services Rendered	—	—		—	—	2,000	—	598,000	—	—	600,000

Common Stock Issued in Exchange for Services Rendered	131,600	1		—	—	—	—	973,319	—	—	973,320

Preferred Stock Converted to Common	4,000	—		—	(30)	—	—	30	—	—	—

Settlements of Derivative Liabilities	91,333	1		—	—	—	—	1,338,211	—	—	1,338,212

Imputed Interest on Non-Interest Notes	—	—		—	—	—	—	9,335	—	—	9,335

Common Stock Issued to Relieve Accrued Expenses	16,000	—		––	––	––	––	136,400	––	––	136,400

Net Loss				—	—	—	—	—	(4,520,865)	—	(4,520,865)

Balance - August 31, 2011	472,981	5	––	(775,554)	––	3,000	—	$14,351,601	(17,544,612)	(3,000)	(3,968,560)

Shares Issued to Escrow Held for Notes Payable Conversion	48,700,963	487	––	(5,941,518)	—	—	—	5,941,031	—	—	—

Compensation Expense – Stock Awards	60,000,000	600	––	—	—	—	—	22,799,400	—	—	22,800,000

Escrow Shares Issued Upon Conversion of Notes Payable	24,138	—	––	695,652	—	—	—	(673,752)	—	—	21,900

Common Stock Issued in Exchange for Services Rendered	11,620,666	116	––	—	—	—	—	1,057,691	—	—	1,057,807

Settlements of Derivative Liabilities	32,667	—	––	—	—	—	—	47,777	—	—	47,777

Shares Loaned to Company – Reclassed to Derivative Liability	(21,762)	—	––	––	––	––	––	(45,700)	––	––	(45,700)

Imputed Interest on Non-Interest Notes	—	—	––	—	—	—	—	24,356	—	—	24,356

Net Loss	—	—	––	—	—	—	—	—	(24,996,084)	—	(24,996,084)

Balance – August 31, 2012	120,829,653	$ 1,208	$ ––	$ (6,021,420)	$ ––	$3,000	––	$43,502,404	$(42,540,696)	$(3,000)	$ (5,058,504)

Cancellation of Shares by shareholders	(50,625,619)	(506)	—	—	—	—	—	506	—	—	—
Compensation Expense – Stock Awards to Officer	100,000,000	1,000	—	—	—	—	—	199,000	—	—	200,000
Common Stock Issued Upon Conversion of Related Party Convertible Note Payable	80,000,000	800	—	—	—	—	—	46,800	—	—	47,600
Compensation Expense – Stock Awards	370,300,000	3,703	—	—	—	—	—	112,427	—	—	116,130
Compensation Expense – Stock Option Awards	—	—	—	—	—	—	—	107,863	—	—	107,863
Shares Issued Upon Conversion of Notes Payable	7,142,857	71	—	—	—	—	—	9,929	—	—	10,000
Escrow Shares Issued Upon Conversion of Notes Payable	—	—	—	8,204,422	—	—	—	(8,126,080)	—	—	78,342
Imputed Interest on Non-Interest Notes	—	—	—	—	—	—	—	18,621	—	—	18,621
Loss on Debt Modifications	—	—	—	—	—	—	—	1,004,383	—	—	1,004,383
Settlements of Derivative Liabilities	—	—	—	—	—	—	—	170,594	—	—	170,594
Shares Issued to Escrow Held for Potential Notes Payable Conversion	408,356,196	4,084	—	(2,288,261)	—	—	—	2,284,177	—	—	—
Stock Payable for Conversion of Related Party Convertible Debt	—	—	7,000	—	—	—	—	—	—	—	7,000
Stock Payable for Equity Method Investment	—	—	21,403	—	—	—	—	—	—	—	21,403
Re-class Stock Payable to Derivative Liabilities	—	—	(28,403)	—	—	—	—	—	—	—	(28,403)
Debt Discount Due to Beneficial Conversion Features	—	—	—	—	—	—	—	31,000	—	—	31,000
Net Loss	—	—	—	—	—	—	—	—	(3,950,273)	—	(3,950,273)

Balance - August 31, 2013	1,036,003,087	$10,360	$—	$ (105,259)	$ ––	$3,000	$ ––	$39,361,624	$(46,490,969)	$(3,000)	$(7,224,244)

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

On April 23, 2010, the Company’s wholly owned subsidiary, Global Earth Energy Acquisition Company was incorporated in the state of Wyoming.

On January 28, 2011, the Company amended their Preferred Stock Class A authorized shares from 1,000,000 shares to 10,000 shares.

On May 29, 2013 the Company amended the articles of incorporation to increase the authorized shares of common stock from 800,000,000 to 2,000,000,000 and changed the par value from $0.001 to $0.00001.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A –The Company – continued

Principles of Consolidation

The consolidated financial statements include the accounts of Global Earth Energy, Inc., and its wholly owned subsidiaries. All significant inter-company balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts. As of August 31, 2013 and 2012 the Company had no cash equivalents.

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

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America.  As of August 31, 2013, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.  It is the Company’s policy to recognize any interest and penalties in the provision for taxes.

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

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B -

Summary of Significant Accounting Policies – continued

                Financial Instruments

The Company’s financial instruments consist of debt. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 (prior authoritative literature, EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.”)  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with ASC 718.

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

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B -

Summary of Significant Accounting Policies – continued

Derivative Financial Instruments

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The Company uses a Black-Scholes model for valuation of the derivative.  When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

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

   Joint Venture

The Company has determined that investments in joint ventures should be accounted for as an equity investment in accordance with FASB ASC 323 when ownership is 50% or less. FASB ASC 323 provides that under the equity method, an investor shall recognize its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. An investor shall adjust the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment and shall report the recognized earnings or losses in income. An investor’s share of the earnings or losses of an investee shall be based on the shares of common stock and in-substance common stock held by that investor.

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -  Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $46,490,969 at August 31, 2013.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E -  Share Activity

Stock Awards

On October 18, 2008, Ed Gorman (member of the Board of Directors) was granted as compensation for services options to buy 40,000 shares of the Company’s preferred stock at the last quoted common stock offering price as of that day. A total of 40,000 options were granted at a price of $105.  The options were issued in error but were subsequently issued as preferred class A shares (see below).

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

 On December 27, 2012, the Company’s attorney was granted as compensation for services options to buy 20,000,000 shares of the Company’s common stock at the last quoted common stock offering price as of that day. A total of 20,000,000 options were granted at an exercise price of $0.001.  These options vested immediately, have a five year contractual life and were valued utilizing the Black Scholes modal in the amount of $107,863.  The following assumptions were utilized in the Black Scholes calculation; a 0.00% dividend yield, 264.49% expected volatility and a 0.72% discount rate.

The following table provides the range of assumptions used by the Company, at the time stock options were issued.

For the years ended August 31, 2013 and 2012, $107,863 and $-0-, was expensed utilizing the Black-Scholes option pricing model, respectively.  The following weighted-average assumptions were used for the grants issued:

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity – continued

Stock Awards

Common Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2012
Balance - September 1, 2011	28,000	$40.50 - $114	28,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – August 31, 2012	28,000		28,000

2013
Balance - September 1, 2012	28,000	$40.50 - $114	28,000
Options Granted	20,000,000	$0.001	20,000,000
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – August 31, 2013	20,028,000		20,028,000

Stock Options - PreferredStock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2013
Balance - September 1, 2012	365,000	$8.60 - $15.20	365,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – August 31, 2013	365,000		365,000

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

During the fiscal year ended August 31, 2011 Robert Levitt agreed to accept 120,000 shares in lieu of payment of an accrued balance owed to him of $180,000. The value of the shares to be issued on the date of the agreement was $360,000 causing a loss of $180,000 for the conversion. This stock payable was later re-classed to the derivative liability due to the tainted equity environment and the potential inability of the Company to share settle the instrument. As a result, the related value of the stock payable and issuances were re-valued at each issuance date and balance sheet date due to the mark to market requirements for the derivative liability.

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

On September 12, 2012 Norman Reynolds cancelled 423,618 shares of common stock he was given by the Company. These shares were deducted from common stock issued for the par value of the shares $426 with the cancellation.

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

On April 15, 2013 Rich Kaiser was granted 6,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant.  These shares were valued at $5,400 based on the closing price on the date of the grant.

On April 22, 2013, 183,944,906 shares of common stock were placed into escrow pursuant to the convertible note agreement made with Asher Enterprises, Inc. These shares were recorded in Stock Held in Escrow account at a value of $128,761 based on the grant date fair value of the shares.

During the three months ended August 31, 2013, Norman Reynolds was granted 132,000,000 shares of common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $44,700 based on the closing price on the dates of the grants.

During the three months ended August 31, 2013, Carolyn Merrill was granted 58,900,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s accountant. These shares were valued at $14,670 based on the closing price on the dates of the grants.

During the three months ended August 31, 2013, Rich Kaiser was granted 25,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant. These shares were valued at $8,800 based on the closing price on the dates of the grants.

During June, 2013 Robert Levitt received a total of 36,000,000 shares common stock in conversion of $3,600 of convertible debt. The value of the shares issued was $3,600. The conversion was in accordance with the modified note agreement therefore no gain or loss was recorded with the conversion.

On July 15, 2013 Phil Sands was granted 25,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant. These shares were valued at $7,500 based on the closing price on the date of the grant.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -  Share Activity – continued

Common Stock

On August 20, 2013 the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan No. 2, for the Year 2013.  The purpose of this Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, by paying their retainer or fees in the form of shares of the Company’s common stock.  250,000,000 shares of common stock are registered to this plan at an offering price of $0.0001.  The Plan shall expire on August 20, 2023.

On August 21, 2013 Spiros Sinnis was granted 25,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant. These shares were valued at $2,500 based on the closing price on the date of the grant.

On August 21, 2013 Michael Harland was granted 25,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant. These shares were valued at $2,500 based on the closing price on the date of the grant.

On June 5, 2013 Syd Harland cancelled 50,200,001 shares of common stock he previously held. These shares were deducted from common stock issued for the par value of the shares $502 with the cancellation.

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

Note F –  Related Party Transactions

Certain disbursements of the Company have been paid by two directors of the Company therefore; a Due to Directors account has been established.  The balance at August 31, 2013 and 2012 was $19,649 and $-0-, respectively.

In October 2004, the Company entered into a consulting agreement with its Chairman, Betty-Ann Harland for a five year term, with annual compensation of $220,000 and auto allowance of $12,000.  The accrued consulting fees are accruing interest at 8.75% annually.  On March 24, 2011, the Company extended Ms Harland’s consulting agreement effective October 1, 2009 through October 1, 2011. On December 5, 2011, Mrs. Harland’s contract was extended through October 1, 2015. At August 31, 2013 and 2012 accrued compensation due to Mrs. Harland was $1,244,874 and $1,021,389, respectively.  At August 31, 2013 and 2012 accrued interest on accrued compensation was $241,934 and $150,123, respectively.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F –  Related Party Transactions – continued

On February 28, 2011 Betty Harland was issued 2,000,000 Preferred Stock Class B (See Note E – Preferred Stock).

On August 25, 2007, the Company entered into a consulting agreement with its CEO, Sydney Harland for a five year term, with annual compensation of $220,000, health benefits of $15,000 and $12,000 auto allowance.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.  At August 31, 2013 and 2012 accrued compensation due to Mr. Harland was $1,622,509 and $1,399,786, respectively.  At August 31, 2013 and 2012 accrued interest imputed on accrued compensation was $395,114 and $270,223, respectively.  As of the date of this report, Mr. Harland and the Company are negotiating renewal of his contract.

On August 25, 2007, the Company entered into a consulting agreement with its CFO, Edmund Gorman for a two year term, with annual compensation of $150,000, health benefits of $7,500.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.    On March 24, 2011, the Company extended Mr. Gorman’s consulting agreement effective August 25, 2009 through August 25, 2011.  On December 5, 2011, Mr. Gorman’s contract was extended through August 27, 2015.  At August 31, 2013 and 2012 accrued compensation due to Mr. Gorman was $1,167,919 and $1,010,419, respectively.    At August 31, 2013 and 2012 accrued interest imputed on accrued compensation was $338,892 and $243,590, respectively.

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

On June 5, 2013 Syd Harland cancelled 50,200,001 shares of common stock he previously held. These shares were deducted from common stock issued for the par value of the shares $502 with the cancellation.

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

On December 22, 2012 an agreement was signed with Robert Levitt concerning a portion of his debt equal to $303,250.  The agreement modified the debt to make it convertible into common stock of the Company at $0.001 per share. The Company compared the value of the debt modified of $303,250 before and after modification to calculate the loss on modification of $909,750.  This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note.  The value of the shares was $1,213,000 which after deducting the face value of the note of $303,250 resulted in the loss on modification of $909,750. The value of the shares the note was convertible into was calculated by using the closing price of the stock on the modification date. The note payable is convertible into common stock at the discretion of Mr. Levitt. Mr. Levitt will be entitled to a maximum of 303,250,000 shares but at no time will Mr. Levitt be able to own more than 4.99% of the outstanding shares of the Company’s common stock. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash.

For the quarter ended February 28, 2013 Robert Levitt received 29,000,000 shares common stock for conversion of $29,000 of convertible debt. The conversion was in accordance with the modified note agreement therefore no gain or loss was recorded with the conversion.

For the quarter ended May 31, 2013 Robert Levitt received 15,000,000 shares and was owed an additional 7,000,000 shares of common stock for conversion of $22,000 of convertible debt. The conversion was in accordance with the modified note agreement therefore no gain or loss was recorded with the conversion.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F –  Related Party Transactions – continued

On June 3, 2013 an agreement was signed with Robert Levitt concerning a portion of his debt equal to $6,690.  The agreement modified the debt to make it convertible into common stock of the Company at $0.0001 per share. The Company compared the value of the debt modified of $6,690 before and after modification to calculate the loss on modification of $94,633.  This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $101,323 which after deducting the face value of the note of $6,690 resulted in the loss on modification of $94,633. The value of the shares the note was convertible into was calculated by using the closing price of the stock on the modification date. The note payable is convertible into common stock at the discretion of Mr. Levitt. Mr. Levitt will be entitled to a maximum of 66,900,000 shares but at no time will Mr. Levitt be able to own more than 4.99% of the outstanding shares of the Company’s common stock. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash.

For the quarter ended August 31, 2013 Robert Levitt received 36,000,000 shares common stock for conversion of $3,600 of this convertible note. The conversion was in accordance with the modified note agreement therefore no gain or loss was recorded with the conversion.

On August 26, 2013, Robert Levitt sold 252,250 of his convertible debt signed into on December 22, 2012 to a party unrelated to the Company. – See Note H.

Convertible Note Payable – Related Party balance was $3,090 and $-0- at August 31, 2013 and 2012, respectively.  Amounts due are to Robert Levitt for monies loaned to the Company.

Imputed interest in the amount of $18,621 and $-0- was recorded for the years ended August 31, 2013 and 2012, respectively, due to the note being non-interest bearing.

Note Payable – Related Party balance was $-0- and $303,250 at August 31, 2013 and 2012, respectively.  Amounts due are to Robert Levitt for monies loaned to the Company.  Imputed interest in the amount of $21,590 has been recorded since the note was non-interest bearing.

Interest expense charged to operations was $424,122 and $328,144 for the years ended August 31, 2013 and 2012 respectively.  Related parties interest expense was $343,911 and $273,242 for the years ended August 31, 2013 and 2012, respectively.

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

]GLOBAL EARTH ENERGY, INC.

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

   Global Earth Naural Resources, Inc.

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

   Hawk Manufacturing, Inc.

On August 28, 2013, the Company acquired a 20% equity ownership in Hawk Manufacturing Inc., a Florida corporation. Per the agreement, the Company is required to transfer 214,027,096 shares of common stock to Hawk and Hawk is to transfer 250 shares of its common stock to the Company. The Company recorded the value of the shares owed based on the closing stock price on the agreement date, which resulted in a value of $21,403. Hawk had no material revenues or book value at the time of acquisition therefore the entire investment of $21,403 was impaired as of August 31, 2013. Hawk had no material activity from the agreement date through the balance sheet date. The shares owed were recorded to stock payable and re-classed to the derivative liability.

Note H – Convertible Debentures and Note Payable

The Company had convertible debentures outstanding as follows:

August 31, 2013	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

April 22, 2013 – Debenture	$ 12,500	$ 6,588	$ 5,912
August 26,2012 – Debenture	252,250	––	252,250

Total Convertible Debentures	$ 264,750	$ 6,588	$ 258,162

Convertible Debentures – Related Party
June 3, 2013	$ 3,090	$ ––	$ 3,090

August 31, 2012	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

April 27, 2011 – Debenture	$ 5,600	$ ––	$ 5,600
June 26,2012 – Debenture	27,500	18,333	9,167

Total Convertible Debentures	$ 33,100	$ 18,333	$ 14,767

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

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H – Convertible Debentures and Note Payable – continued

On August 26, 2013, the Company entered into a securities purchase agreement with Beaufort Ventures PLC for the transfer of a $252,250 convertible debenture from Robert Levitt to Beaufort that is due on demand and non interest bearing.

Pursuant to the assigned convertible debenture, the investor may convert the debenture into common stock of the Company at a conversion price of 55% of the average lowest three trading prices for the common stock for twenty trading days prior to the date of conversion notice sent by the holder to the Company. The conversion price with this note had an embedded derivative liability due to the variability based on future market prices. As a result the conversion feature was bifurcated and re-valued at market at issuance and at August 31, 2013.

Amortization expense for debt discounts was $75,245 and $29,869 for the years ended August 31, 2013 and 2012, respectively.  The net discount on all convertible debt outstanding was $6,588 and $18,333 at August 31, 2013 and 2012, respectively.

Accrued interest was $237 and $1,426 at August 31, 2013 and 2012, respectively.

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

During the three months ended May 31, 2013, Asher Enterprises elected to convert $33,000 of their note payable and $2,400 accrued interest into 97,491,041 common shares of the Company. The conversion was in accordance with the convertible note agreement therefore no gain or loss was recorded on the conversion and the converted amount was relieved to common stock and additional paid in capital for $35,400.

During the three months ended August 31, 2013, Asher Enterprises elected to convert $18,500 of their note payable and $740 accrued interest into 186,966,667 common shares of the Company. The conversion was in accordance with the convertible note agreement therefore no gain or loss was recorded on the conversion and the converted amount was relieved to common stock and additional paid in capital for $19,240.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H – Convertible Debentures and Notes Payable – continued

On June 3, 2013 an agreement was signed with Robert Levitt concerning a portion of his debt equal to $6,690.  The agreement modified the debt to make it convertible into common stock of the Company at $0.0001 per share. The Company compared the value of the debt modified of $6,690 before and after modification to calculate the loss on modification of $94,633.  This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The value of the shares was $101,323 which after deducting the face value of the note of $6,690 resulted in the loss on modification of $94,633. The value of the shares the note was convertible into was calculated by using the closing price of the stock on the modification date. The note payable is convertible into common stock at the discretion of Mr. Levitt. Mr. Levitt will be entitled to a maximum of 66,900,000 shares but at no time will Mr. Levitt be able to own more than 4.99% of the outstanding shares of the Company’s common stock. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash.

For the quarter ended August 31, 2013 Robert Levitt received 36,000,000 shares common stock for conversion of $3,600 of his convertible note. The conversion was in accordance with the modified note agreement therefore no gain or loss was recorded with the conversion.

Convertible note payable – related party at August 31, 2013 and 2012 consisted of $3,090 and $-0- due and payable to Robert Levitt.

Notes payable at August 31, 2013 and 2012 consisted of $32,500 and $15,000 due and payable to Marie Fay upon demand and $2,000 and $-0- due and payable to Warwick Tranter upon demand. Imputed interest expense for the years ended August 31, 2013 and 2012 was $18,621 and $17,693, respectively.

Note I –

Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for their convertible notes with a cumulative balance of $252,250 and $33,100 as of August 31, 2013 and 2012, respectively.

The embedded derivative liabilities were initially settled on November 30, 2012 with amendments that were signed to remove the embedded derivative liabilities. On August 28, 2013 the Company entered into a new convertible note payable which also had embedded derivatives. This caused the derivative liabilities to re-emerge prior to the August 31, 2013 year-end.

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

As previously mentioned, $20,500 of the previous convertible debt owed of $27,500 was converted during the year ended August 31, 2012. The embedded derivative related to this portion of the convertible debt was re-valued on the settlement dates using the Black Scholes model to be $44,184. The related portion of the derivative liability was marked to market and re-classed to additional paid in capital with the settlements. We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.25 years; (2) a computed volatility rate of 345.29% (3) a discount rate of 0.01% and (4) zero dividends.

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

   On November 30, 2012 Asher and the Company agreed to modify all convertible debt agreements outstanding.  The modification entailed a floor conversion price and also removed ratchet provisions on the conversion price which previously provided anti-dilutive protection against future dilutive equity or debt issuances.  The modification related to the previous debt outstanding relieved the embedded derivative liability associated with this note as well as the derivative liabilities associated with all tainted equity instruments.

All outstanding debt and tainted equity were marked to market at November 30, 2012 and relieved to additional paid in capital for $161,987 based on the modification.

The Company valued the embedded derivative within the convertible note settled on November 30, 2012 using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $161,987 as of November 30, 2012.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.50 to 0.58 years; (2) a computed volatility rate of 458% (3) a discount rate of 0.13% and (4) zero dividends. The valuation of this embedded derivative was recorded with an offsetting gain/loss on derivative liability.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I –

Derivative Liability - continued

The Company evaluated all convertible debt and outstanding warrants to determine whether these instruments may be tainted from the aforementioned derivative. All warrants outstanding were considered tainted as a result of the tainted equity environment and potential inability of the Company to share settle the instruments. The Company valued these warrants using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $2 as of November 30, 2012.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 1.9 years; (2) a computed volatility rate of 644.69% (3) a discount rate of 0.25% and (4) zero dividends.  This balance was relieved to additional paid in capital with settlement.

We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 2.2 years; (2) a computed volatility rate of 345.29% (3) a discount rate of 0.41% and (4) zero dividends. The valuation of these warrants was recorded with an offsetting loss on the derivative liability.

For the periods ended November 30, 2012 and August 31, 2012 the Company had 22,429 shares owed that were recorded as a part of the derivative liability due to the tainted equity environment. The related portion of the derivative liability was marked to market according to the value of the shares owed on the balance sheet date, November 30, 2012 and August 31, 2012 was $76 and $225, respectively. The $76 was relieved to additional paid in capital with the November 30, 2012 settlement of the derivative liability.

On August 28, 2013 the Company entered into a new convertible note payable which also had embedded derivatives. This caused the derivative liabilities to re-emerge prior to the August 31, 2013 yearend. The Company valued the embedded derivative within this convertible note using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $875,303 as of August 31, 2012.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.25 years; (2) a computed volatility rate of 494% (3) a discount rate of 0.01% and (4) zero dividends. This value was recorded as a loss on derivative with the offsetting credit to derivative liability as the note is due on demand.

               For each of the years ended August 31, 2013 and 2012 the Company had 221,049,525 and 22,429 shares owed that were recorded as a part of the derivative liability due to the tainted equity environment.

               The related portion of the derivative liability was marked to market according to the value of the shares owed on the balance sheet date, August 31, 2013 and 2012 was $42,809 and $225, respectively.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I –

Derivative Liability - continued

	Derivative Liability at August 31, 2011	Reclass from equity to derivative liability	Discount on debt with initial valuation	(Gain) Loss on Derivative for the Year Ended August 31, 2012	Settled to Additional Paid in Capital	Derivative Balances At August 31, 2012

Debentures	$ 31,455	$ ––	$ 27,500	$ 40,912	$ (44,184)	$ 55,683

Tainted Equity – Stock Payable	130,000	45,700	––	(171,882)	(3,593)	225

Tainted Equity -Warrants Outstanding	2,479	––	––	(2,474)	––	5

Total	$ 163,934	$ 45,700	$ 27,500	$ (133,444)	$ (47,777)	$ 55,913

	Derivative Liability at August 31, 2012	Reclass from equity to derivative liability	Discount on debt with initial valuation	(Gain) Loss on Derivative for the Year Ended August 31, 2013	Settled to Additional Paid in Capital	Derivative Balances At August 31, 2013

Debentures	$ 55,683	$ ––	$ 32,500	$ 957,636	$ (170,516)	$ 875,303

Tainted Equity – Stock Payable	225	28,403	––	21,257	(76)	49,809

Tainted Equity -Warrants Outstanding	5	––	––	(3)	(2)	––

Total	$ 55,913	$ 28,403	$ 32,500	$ 978,890	($ 170,594)	$ 925,112

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J –  Commitments and Contingencies

The Company is aware of one lawsuit filed against its wholly owed subsidiary Knightsbridge Corp. The case  is pending in the Superior Court of the State of California.  It was filed on October 4, 2012.  It is probable that the Company will have to repay the fees given it for unperformed services in the amount of $52,800 and has therefore accrued this as a liability at August 31, 2013 and 2012.

The Company is aware of one lawsuit filed against it. The case is pending in the District Court of the State of Texas.  It was filed on September 16, 2013.  It is probable that the Company will have to pay the fees provided it for performed services in the amount of $573,538 and has therefore accrued this as a liability at August 31, 2013.

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

The following liability was valued at fair value as of August 31, 2013 and 2012. No other items were valued at fair value on a recurring or non-recurring basis as of August 31, 2013 or 2012.

August 31, 2013		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$ 925,112	$ ––	$ ––	$ 925,112	$ 925,112

Total		$ ––	$ ––	$ 925,112	$ 925,112

August 31, 2012		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$ 55,913	$ ––	$ ––	$ 55,913	$ 55,913

Total		$ ––	$ ––	$ 55,913	$ 55,913

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

A full valuation allowance has been established against the deferred tax assets for the years ended August 31, 2013 and 2012 as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

August 31,	2013	2012

Deferred Tax Asset	$ 3,403,286	$ 3,164,193
Less: Valuation Allowance	3,403,286	3,164,193

Net Deferred Tax Asset	$ ––	$ ––

The difference between the income tax expense rate computed by applying the federal statutory corporate tax rate and actual income tax expense rate recognized is as follows:

August 31,	2013	2012

Statutory federal income tax rate	34%	34%
Change in valuation allowance	(34%)	(34%)

Effective tax rate	0%	0%

The Company files U.S. Federal and North Carolina State income taxes for the years ended August 31, 2013 and 2012.

For the federal and state tax returns, the Company is no longer subject to tax examinations for years prior to 2008.

For the year ended August 31, 2013 the company has cumulative Federal NOL carry forwards available of $9,723,673 to be used against current and future taxable income.  The net operating loss will be carried forward until 2026.

For the year ended August 31, 2012 the company has cumulative Federal NOL carry forwards available of $9,040,552 to be used against current and future taxable income.  The net operating loss will be carried forward until 2025.

The Company had no uncertain tax positions as of August 31, 2013 or August 31, 2012, respectively.

GLOBAL EARTH GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N –  Subsequent Events

Subsequent to August 31, 2013, the Company issued 852,815,000 shares of common stock, and cancelled 56,033,333 shares of common stock bringing the total outstanding common stock to. 1,832,784,754. The 852,815,000 shares issued consisted of 504,600,000 shares issued to the Beaufort Escrow note account, 10,715,000 shares issued to Marie Fay for loan repayment and 337,500,000 shares issued to a consultants of the Company while 56,033,333 shares were returned to the Company from Asher due to the payment of all amounts due them.