Form 10-Q
period 2013-11-30
GLOBAL EARTH ENERGY, INC.
filed 2014-01-21
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At January 17, 2014 the registrant had 1,991,790,034 shares of common stock issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at November 30, 2013 (Unaudited) and August 31, 2013

4

Unaudited Consolidated Statements of Operations for the Three Months Ended

  November 30, 2013 and 2012 and for the Period from the Date the Company Re-entered the Development Stage (March 1, 2010) Through November 30, 2013

5

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended

  November 30, 2013 and 2012 and for the Period from the Date the Company Re-entered the Development Stage (March 1, 2010) Through November 30, 2013

6

Notes to Consolidated Financial Statements

     8-40

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

41

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

42

Item 4.  Controls and Procedures

42

Item 4(T).  Controls and Procedures

42

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

43

Item 1A.  Risk Factors

43

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

43

Item 3.  Defaults Upon Senior Securities

43

Item 4.  Submission of Matters to a Vote of Security Holders

43

Item 5.  Other Information

43

Item 6.  Exhibits

43

Signatures

47

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

FINANCIAL REPORTS
AT
November 30, 2013

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina
CONSOLIDATED BALANCE SHEETS

	Unaudited
	November 30,	August 31,
	2013	2013
ASSETS
Current Assets	$ ––	$ ––
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Notes Payable	$ 5,570	$ 34,500
Convertible Note Payable – Related Party	––	3,090
Convertible Notes Payable, Net of discounts of $-0- and $6,588	125,261	258,162
Accrued Expenses	882,303	871,002
Due to Joint Venture	101,250	101,250
Derivative Liabilities	536,325	925,112
Accrued Interest ($1,066,383 and $975,940 owed to related parties)	1,066,383	976,177
Accrued Compensation – Directors	4,194,427	4,035,302
Due to Directors	19,649	19,649
Total Liabilities	6,931,168	7,224,244
Stockholders' Deficit
Common Stock : $.00001 Par; 2,000,000,000 Shares Authorized;
1,805,784,754 and 1,036,003,087 Issued and 1,805,784,734 and 1,036,003,067 Outstanding, respectively	18,058	10,360

Stock Held in Escrow: 288,823,754 and 152,533,332 Held in Escrow, Respectively	(359,089)	(105,259)

Common Stock, Class B: $.001 Par; 5,171,013 and 50,000,000 Shares Authorized; -0- Issued and Outstanding, respectively	––	––

Preferred Stock, Class A: $.001 Par; 10,000 Shares Authorized; -0- Issued and Outstanding	––	––

Preferred Stock, Class B: $.001 Par; 5,000,000 Shares Authorized;
3,000,000 Issued and Outstanding,	3,000	3,000
Preferred Stock, Class C: $.001 Par; 15,000,000 Shares
Authorized; -0- Issued and Outstanding	––	––
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares
Authorized; -0- Issued and Outstanding	––	––
Additional Paid-In-Capital	41,125,699	39,361,624
Accumulated Deficit	(7,419,591)	(7,419,591)
Accumulated Deficit Since Re-Entering the Development Stage	(40,296,245)	(39,071,378)
Treasury Stock – 20 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(6,931,168)	(5,058,504)

Total Liabilities and Stockholders' Deficit	$ ––	$ ––

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

			Period From Date of re-entering the Development State March 1, 2010 Through November 30, 2013
For the Three Months Ended November 30,	2013	2012
Revenues, Net	$ ––	$ ––	$ ––
Cost of Goods Sold	—	—	—
Gross Profit	—	—	—
Expenses
Compensation Expense	––	200,000	27,409,187
Consulting Fees	593,850	147,500	4,809,681
General and Administrative	128,326	119,224	2,168,086
Impairment Loss	––	––	1,294,594
Interest Expense	98,088	97,979	1,299,115
Loss on Conversion	––	––	180,000
Loss on Debt Modifications	25,281	––	1,029,664
(Gain) Loss on Derivative	379,322	82,181	2,089,414
Total Expenses	1,224,867	646,884	40,279,741
Loss from Operations Before Provision for Taxes Provision for Taxes	(1,224,867) __	(646,884) __	(40,279,741) __
Loss from Continuing Operations	(1,224,867)	(646,884)	(40,279,741)
Discontinued Operations Loss from Discontinued Operations	__	__	(16,504)
Net Loss for the Period	$ (1,224,867)	$ (646,884)	$ (40,296,245)
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	1,372,082,556	232,580,659
Net Loss Per Common Share -
Basic and Diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From Date of re-entering the Development Stage March 1, 2010 Through November 30, 2013
For the Three Months Ended November 30,	2013	2012

Cash Flows Used In Operating Activities
Net Loss for the Period	$(1,224,867)	$ (646,884)	$ (40,296,245)
Non-Cash Adjustments: Bad Debt	__	__	66,750
Discontinued Operations	––	––	16,504
Imputed Interest on Related Party Note Payable	794	6,733	53,106
Preferred Stock Issued in Exchange for Services Rendered	––	––	600,000
Common Stock Issued in Exchange for Services Rendered	408,750	200,000	25,384,807
Common Stock Issued in Exchange for Compensation to Officer	143,000	––	343,000
Compensation Expense – Stock Option Awards	––	––	4,190,644
Impairment Loss	––	––	1,294,543
Amortization of Debt Discount	6,588	13,333	223,499
Loss on Conversion of Accrued Expenses for Stock Payable	––	––	180,000
Loss on Debt Modification	25,281	––	1,029,664
(Gain) Loss on Derivative	379,322	82,181	2,089,414
Changes in Assets and Liabilities: Prepaid Expenses Other Assets Accrued Expenses Accrued Interest Accrued Interest – Related Parties	-- -- 11,301 263 90,443	-- -- 100,488 62,714 --	110,875 (5,000) 791,225 353,957 402,445
Accrued Compensation – Directors	159,125	143,926	2,552,446
Net Cash Flows Used In Operating Activities	––	(37,509)	(618,366)

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended November 30, Cash Flows from Investing Activities Cash Paid to Joint Venture Net Cash Flows from Investing Activities Cash Flows from Financing Activities Bank Overdraft	2013 __ __ ––	2012 __ __ 9	Period From Date of re-entering the Development Stage March 1, 2010 Through November 30, 2013 (18,750) (18,750) ––
Cash Proceeds from Convertible Debt	––	32,500	223,500
Cash Proceeds from Issuance of Debt	––	2,000	34,500
Cash Proceeds from Sale of Stock	––	––	72,658
Cash Proceeds from Issuance of Related Party Debt	––	3,000	313,373
Repayment of Related Party Debt	––	––	(20,673)
Advances from (Repayment to) Directors – Net	––	––	13,468
Net Cash Flows from Financing Activities	––	37,509	636,826
Net Change in Cash and Cash Equivalents	––	––	(290)
Cash and Cash Equivalents - Beginning of Period	––	––	290
Cash and Cash Equivalents - End of Period	$ ––	$ ––	$ ––
Supplemental Disclosures
Interest Paid	$ —	$ 15,199	$ 172,759
Income Taxes Paid	$ —	$ —	$ —
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:
Net Assets Acquired from Acquisition of 688239 B.C.	$ —	$ —	$ 845,000
Common Stock Issued in Payment of Debt	$ —	$ —	$ 350,435
Investment in Joint Venture & Due to Joint Venture	$ —	$ —	$ 120,000
Common Stock Issued for Investment in Joint Venture	$ —	$ —	$ 324,643
Common Stock Issued for Assets and Liabilities Assumed in Merger	$ —	$ —	$ 845,000
Common Stock Issued to Relieve Accrued Expenses	$ —	$ —	$ 136,400
Stock Payable Re-classed to Derivative Due to Tainted Equity	$ —	$ —	$ 579,103
Discounts on Debt due to Derivative Liability	$ —	$ 32,500	$ 192,500
Discounts on Debt due to Beneficial Conversion Features	$ —	$ —	$ 31,000
Common Stock Issued to Escrow	$613,420	$1,680,000	$ 10,088,315
Conversion of Preferred Stock	$ —	$ —	$ 6,000
Derivative Liability Settled to Additional Paid in Capital	$768,109	$ 8,529	$ 2,324,692
Common Stock Issued for Conversion of Related Party Convertible Note Payable Common Stock Cancelled From Escrow	$ — $ 37,711	$ — $ —	$ 54,600 $ —
Common stock cancelled by shareholders	$ —	$ 426	$ 815
Common Stock Issued from Escrow for Conversion of Convertible Note Payable	$321,879	$ 337,834	$ —

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

Principles of Consolidation

The consolidated financial statements include the accounts of Global Earth Energy, Inc., and its wholly-owned subsidiaries; Knightsbridge Corp. (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

NOTE B – Summary of Significant Accounting Policies

All significant accounting policies can be viewed on the Company’s annual report filed with the Securities and Exchange Commission.

NOTE C – Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11:  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards.  This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013.  We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

  - continued –

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – Recently Issued Accounting Standards – continued

- Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.

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

NOTE D – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $47,715,836 at November 30, 2013.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE E – Share Activity

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

NOTE E – Share Activity - continued

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

 - continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – Share Activity - continued

    Stock Awards

Common Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2012
Balance - September 1, 2012	28,000	$40.50 - $114	28,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance - November 30, 2012	28,000		28,000

2013
Balance - September 1, 2013	20,028,000	$0.001, & $40.50 - $114	20,028,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – November 30, 2013	20,028,000		20,028,000

Stock Options - Preferred Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2013
Balance - September 1, 2013	365,000	$8.60 - $15.20	365,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – November 30, 2013	365,000		365,000

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – Share Activity - continued

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

NOTE E – Share Activity - continued

Common Stock

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

NOTE E – Share Activity - continued

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

NOTE E – Share Activity - continued

Common Stock

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

NOTE E –  Share Activity - continued

Common Stock

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

NOTE E –  Share Activity - continued

Common Stock

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

NOTE E –  Share Activity - continued

Common Stock

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

NOTE E – Share Activity - continued

Common Stock

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

NOTE E –  Share Activity - continued

Common Stock

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

NOTE E –  Share Activity - continued

Common Stock

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

On June 5, 2013 Sydney Harland cancelled 50,200,001 shares of common stock he previously held. These shares were deducted from common stock issued for the par value of the shares $502 with the cancellation.

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

During June, 2013, Robert Levitt received a total of 36,000,000 shares common stock in conversion of $3,600 of convertible debt. The value of the shares issued was $3,600. The conversion was in accordance with the modified note agreement therefore no gain or loss was recorded with the conversion.

On July 15, 2013, Phil Sands was granted 25,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant. These shares were valued at $7,500 based on the closing price on the date of the grant.

On August 20, 2013, the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan No. 2, for the Year 2013.  The purpose of this Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, by paying their retainer or fees in the form of shares of the Company’s common stock.  250,000,000 shares of common stock are registered to this plan at an offering price of $0.0001.  The Plan shall expire on August 20, 2023.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E –  Share Activity - continued

Common Stock

On August 21, 2013, Spiros Sinnis was granted 25,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant. These shares were valued at $2,500 based on the closing price on the date of the grant.

On August 21, 2013, Michael Harland was granted 25,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant. These shares were valued at $2,500 based on the closing price on the date of the grant.

On September 9, 2013, Carolyn Merrill was granted 20,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s accountant. These shares were valued at $12,000 based on the closing price on the dates of the grant.

On November 8, 2013, Robert Dixon was granted 2,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant. These shares were valued at $5,000 based on the closing price on the date of the grant.

On November 11, 2013, Adam Tracy was granted 2,500,000 shares of common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $4,750 based on the closing price on the date of the grant.

On November 11, 2013, 56,033,333 shares common stock that were placed into escrow pursuant to the convertible note agreement made with Asher Enterprises, Inc. were cancelled due to Asher’s final debt being paid.  The shares were cancelled at the value of $37,711 which was the same value used upon issuance into escrow, with no impact to the equity of the Company.

On November 12, 2013 Sydney Harland was granted 30,000,000 shares of common stock for services rendered to the company.  These shares were valued at $78,000 based on the closing price on the date of the grant.

On November 12, 2013 Betty Ann Harland was granted 25,000,000 shares of common stock for services rendered to the company.  These shares were valued at $65,000 based on the closing price on the date of the grant.

During the three months ended November 30, 2013, 509,600,000 shares of common stock were placed into escrow pursuant to the convertible note agreement made with Beaufort Ventures PLC. These shares were recorded in Stock Held in Escrow account at a value of $613,420 based on the grant date fair value of the shares.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E –  Share Activity - continued

Common Stock

During the three months ended November 30, 2013, Rich Kaiser was granted 43,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant. These shares were valued at $77,500 based on the closing price on the dates of the grants.

During the three months ended November 30, 2013, Spiros Sinnis was granted 99,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant. These shares were valued at $173,600 based on the closing price on the date of the grant.

During the three months ended November 30, 2013, Michael Harland was granted 75,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant. These shares were valued at $120,000 based on the closing price on the date of the grant.

During the three months ended November 30, 2013, Rick Jones was granted 9,000,000 shares of common stock in lieu of payment by the Company for legal services he provided as the Company’s attorney.  These shares were valued at $15,900 based on the closing price on the dates of the grants.

See Debt Footnote H for shares issued for conversions of debt and the modification of convertible debt.

See Debt Footnote I for settlement of derivatives with shares following the conversion of debt.

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

NOTE F –  Related Party Transactions

Certain disbursements of the Company have been paid by two directors of the Company therefore; a Due to Directors account has been established.  The balance at November 30, 2013 and August 31, 2013 was $19,649.

- continued -

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F –  Related Party Transactions - continued

In October 2004, the Company entered into a consulting agreement with its Chairman, Betty-Ann Harland for a five year term, with annual compensation of $220,000 and auto allowance of $12,000.  The accrued consulting fees are accruing interest at 8.75% annually.  On March 24, 2011, the Company extended Ms Harland’s consulting agreement effective October 1, 2009 through October 1, 2011. On December 5, 2011, Mrs. Harland’s contract was extended through October 1, 2015. At November 30, 2013 and August 31, 2013 accrued compensation due to Mrs. Harland was $1,302,874 and $1,244,874, respectively.  At November 30, 2013 and August 31, 2013 accrued interest on accrued compensation was $270,015 and $241,934, respectively.

On February 28, 2011 Betty Harland was issued 2,000,000 Preferred Stock Class B (See Note E – Preferred Stock).

On August 25, 2007, the Company entered into a consulting agreement with its CEO, Sydney Harland for a five year term, with annual compensation of $220,000, health benefits of $15,000 and $12,000 auto allowance.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.  At November 30, 2013 and August 31, 2013 accrued compensation due to Mr. Harland was $1,684,259 and $1,622,509, respectively. At November 30, 2013 and August 31, 2013 accrued interest imputed on accrued compensation was $431,497 and $395,114, respectively.  As of the date of this report, Mr. Harland and the Company are negotiating renewal of his contract.

On August 25, 2007, the Company entered into a consulting agreement with its CFO, Edmund Gorman for a two year term, with annual compensation of $150,000, health benefits of $7,500. The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.    On March 24, 2011, the Company extended Mr. Gorman’s consulting agreement effective August 25, 2009 through August 25, 2011.  On December 5, 2011, Mr. Gorman’s contract was extended through August 27, 2015.  At November 30, 2013 and August 31, 2013 accrued compensation due to Mr. Gorman was $1,207,294 and $1,167,919, respectively.    At November 30, 2013 and August 31, 2013 accrued interest imputed on accrued compensation was $364,871 and $338,892, respectively.

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

On June 5, 2013 Sydney Harland cancelled 50,200,001 shares of common stock he previously held. These shares were deducted from common stock issued for the par value of the shares $502 with the cancellation.

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

On August 26, 2013, Robert Levitt sold $252,250 of his convertible debt signed into on December 22, 2012 to a party unrelated to the Company. – See Note H.

On September 6, 2013, Robert Levitt sold $3,090 of his convertible debt signed into on March 6, 2013 to a party unrelated to the Company. – See Note H.

On November 12, 2013 Sydney Harland was granted 30,000,000 shares of common stock for services rendered to the company.  These shares were valued at $78,000 based on the closing price on the date of the grant.

On November 12, 2013 Betty Ann Harland was granted 25,000,000 shares of common stock for services rendered to the company.  These shares were valued at $65,000 based on the closing price on the date of the grant.

Convertible Note Payable – Related Party balance was $-0- and $3,090 at November 30, 2013 and August 31, 2013, respectively.  Amounts due are to Robert Levitt for monies loaned to the Company.

Imputed interest in the amount of $18,621 and $-0- was recorded for the years ended August 31, 2013 and 2012, respectively, due to the note being non-interest bearing.

Interest expense charged to operations was $98,088 and $97,979 for the three months ended November 30, 2013 and 2012 respectively.  Related parties interest expense was $90,443 and $76,807 for the three months ended November 30, 2013 and 2012, respectively.

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

     Global Earth Natural Resources, Inc.

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

 -continued-

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – Convertible Debentures and Notes Payable

    The Company had convertible debentures outstanding as follows:

November 30, 2013	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount
Convertible Debentures
August 26,2012 – Debenture	$ 125,261	—	$ 125,261

August 31, 2013	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount
Convertible Debentures
April 22, 2013 – Debenture	$ 12,500	$ 6,588	$ 5,912
August 26,2012 – Debenture	252,250	—	252,250
Total Convertible Debentures	$ 264,750	$ 6,588	$ 258,162
Convertible Debentures – Related Party
June 3, 2013	$ 3,090	$ —	$ 3,090

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

NOTE H – Convertible Debentures and Notes Payable - continued

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

NOTE H – Convertible Debentures and Notes Payable - continued

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

On September 6, 2013, Robert Levitt sold $3,090 of his convertible debt signed into on March 6, 2013 to Beaufort Ventures PLC. Per the agreement, 30,900,000 shares held in escrow to Robert Levitt, were transferred to Beaufort Ventures PLC.  The agreement modified the debt to make it convertible into common stock of the Company at a conversion price of 55% of the average lowest three trading prices for the common stock for twenty trading days prior to the date the conversion notice was sent by the holder to the Company.  The Company compared the value of the debt modified of $3,090 before and after modification to calculate the loss on modification of $25,281.  This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note.  The value of the shares was $28,371 which after deducting the face value of the note of $3,090 resulted in the loss on modification of $25,281.  The value of the shares the note was convertible into was calculated by using the closing price of the stock on the modification date.  The note payable is convertible into common stock at the discretion of Beaufort Ventures PLC.

Amortization expense for debt discounts was $6,588 and $13,333 for the three months ended November 30, 2013 and 2012, respectively.  The net discount on all convertible debt outstanding was $-0- and $6,588 at November 30, 2013 and August 31, 2013, respectively.

Accrued interest was $-0- and $237 at November 30, 2013 and August 31, 2013, respectively.

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

During the three months ended November 30, 2013, Asher Enterprises elected to convert $12,500 of their note payable and $500 accrued interest into 96,500,000 common shares of the Company. The conversion was in accordance with the convertible note agreement therefore no gain or loss was recorded on the conversion and the converted amount was relieved to common stock and additional paid in capital for $13,000.

During the three months ended November 30, 2013, Beaufort Ventures PLC elected to convert $130,079 of their note payable into 215,776,246 common shares of the Company. The conversion was in accordance with the convertible note agreement therefore no gain or loss was recorded on the conversion and the converted amount was relieved to common stock and additional paid in capital for $130,079.

On October 30, 2013, Marie Fay elected to convert $28,931 of her note payable into 10,715,000 common shares of the Company.  The conversion was at the market price on the date of conversion, and as the fair value of the shares converted equaled the debt relieved, no gain or loss was recognized.  The fair value of the shares issued equaled the closing price on the conversion date.

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

Convertible note payable – related party at November 30, 2013 and August 31, 2013 consisted of $-0- and $3,090 due and payable to Robert Levitt.

Notes payable at November 30, 2013 and August 31, 2013 consisted of $3,570 and $32,500 due and payable to Marie Fay upon demand and $2,000 due and payable to Warwick Tranter upon demand. Imputed interest expense for the three months ended November 30, 2013 and 2012 was $794 and $639, respectively.

 NOTE I –   Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for their convertible notes with a cumulative balance of $125,261 and $252,250 as of November 30, 2013 and August 31, 2013, respectively.

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

On October 17, 2012 the remaining balance of $5,600 on the Asher note issued on April 27, 2011 for $27,500 and accrued interest of $1,100 was converted for 2,161,290 shares of common stock. The embedded derivative liability within this note was settled with this conversion.  The derivative was marked to market on the settlement date and the value of the derivative of $8,529 was re-classed to additional paid in capital with the derivative settlement.

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

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I –   Derivative Liability - continued

At November 30, 2013 and August 31, 2013 the Company had 246,049,525 and 221,049,525 shares owed that were recorded as a part of the derivative liability due to the tainted equity environment.

The related portion of the derivative liability was marked to market according to the value of the shares owed on the balance sheet date, November 30, 2013 and August 31, 2013 was $334,669 and $42,809, respectively.

	Derivative Liability at August 31, 2013	Re-Class from equity to derivative liability	Discount on debt with initial valuation	(Gain) Loss on Derivative for the Three Months Ended November 30, 2013	Settled to Additional Paid in Capital	Derivative Balances At November 30, 2013
Debentures	$ 875,303	$ ––	$ ––	$ 84,661	$ (768,109)	$ 191,855
Tainted Equity – Stock Payable	49,809	––	––	294,660	––	344,469
Tainted Equity – Warrants Outstanding	––	––	––	1		1
Total	$ 925,112	$ ––	$ ––	$ 379,322	$ (768,109)	$ 536,325

NOTE J –  Commitments and Contingencies

The Company is aware of one lawsuit filed against its wholly-owned subsidiary Knightsbridge Corp. The case is pending in the Superior Court of the State of California.  It was filed on October 4, 2012.  It is probable that the Company will have to repay the fees given it for unperformed services in the amount of $52,800 and has therefore accrued this as a liability at November 30, 2013 and August 31, 2013.

The Company is aware of one lawsuit filed against it. The case is pending in the District Court of the State of Texas.  It was filed on September 16, 2013.  It is probable that the Company will have to pay the fees provided it for performed services in the amount of  $567,639 and $573,538 and has therefore accrued this as a liability at November 30, 2013 and August 31, 2013.

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K –  Fair Value - continued

The following liability was valued at fair value as of November 30, 2013 and August 31, 2013. No other items were valued at fair value on a recurring or non-recurring basis as of November 30, 2013 and August 31, 2013.

November 30, 2013		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 536,325	$ 536,325

Total		$ ––	$ ––	$ 536,325	$ 536,325

August 31, 2013		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 925,112	$ 925,112

Total		$ ––	$ ––	$ 925,112	$ 925,112

Note L ---Subsequent Events

Subsequent to November 30, 2013, the Company issued 186,000,000 shares of common stock bringing the total outstanding common stock to 1,991,790,034. The 186,000,000 shares issued consisted of 117,000,000 shares issued consultants of the Company for services rendered and 69,000,000 shares were issued to the Company’s attorney for services rendered.

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

Results of Operations

Three Months Ended November 30, 2013 Compared With Three Months Ended November 30, 2012

Net Revenue for each of the three months ended November 30, 2013, and 2012, was $-0-.  Net loss for the three months ended November 30, 2013, was $1,224,867 compared to net loss of $646,884 for the three months ended November 30, 2012

Expenses have increased by $577,983 for the first three months of our current fiscal year from $646,884 for the three months ended November 30, 2012, to $1,224,867 for the three months ended November 30, 2013.  The increase can be attributed to a decrease in compensation expense of $200,000 from $200,000 to $-0-, an increase in consulting fees of $446,350 from $147,500 to $593,850 and an increase in general and administrative expenses of $9,102 from $119,224 to $128,326.  An increase in interest expense of $109 from $97,979 to $98,088 is due to the registrant having insufficient revenues and the amortization of debt discount.  The registrant also had an increase in loss on debt modifications of $25,281 from $-0- to $25,281 and an increase in loss on derivative of $297,141 from $82,181 to $379,322.

Liquidity and Capital Resources

Our operations used approximately $-0- in cash for the three months ended November 30, 2013.  Payment of expenses requiring cash came from unrelated parties who paid the expenses on behalf of the company.  Other expenses for the three months ended November 30, 2013 were paid with common stock.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are currently ineffective.  Each of the factors identified in the 10K/A filed with the Securities and Exchange Commission on February 13, 2013 remain unresolved and have been considered to be material weaknesses in our controls.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

On September 9, 2013, the law firm of Norman T. Reynolds filed a lawsuit against Global Earth Energy, Inc. in the District Court for Harris County, Texas.  Norman T. Reynolds Law Firm vs. Global Earth Energy, Inc., 151 Judicial District, Harris County, Texas, Cause No. 2013-54117 (September, 2013).  The lawsuit alleges that the Company owes the Plaintiff $657,178.25 for legal fees.  The Company has filed an Answer, denying the amount of the debt and it intends to vigorously defend itself in this suit.

On September 24, 2012, a lawsuit styled The Pelas Group, Inc. vs. Sydney Harland, Knightsbridge Corporation, and Global Earth Energy, Inc. was filed in the Superior Court of California in San Diego County, California, under Case No. 37-2012-00104417-CU-BC-CTL.  The Plaintiff claims damages in excess of $40,000.00 as a result of an alleged breach of contract between the Plaintiff and Knightsbridge Corporation, a wholly-owned subsidiary of the Company.  In addition, to Knightsbridge, the Plaintiff sued the Company and Mr. Harland, the president and chief executive office of the Company, even though neither the Company nor Mr. Harland was a party to the alleged contract.   A default judgment was entered in that suit against all the Defendants, including the Company, on November 28, 2012.   The Company has accrued $52,800 related to this lawsuit as of May 31, 2013.

Item 1A.

Risk Factors.

Not applicable as a smaller reporting company.

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

Date: January 20, 2014

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

Title

Date

/s/  Sydney A. Harland

Chief Executive Officer and Director

January 20, 2014

/s/  Edmund J. Gorman

Chief Financial Officer, Principal

January 20, 2014

Accounting Officer, and Director