Form 10-Q
period 2014-02-28
GLOBAL EARTH ENERGY, INC.
filed 2014-04-21
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

   quarterly period ended February 28, 2014

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 Commission File No. 000-31343

_____________________________________

GLOBAL EARTH ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	36-4567500 (I.R.S. Employer Identification Number)
324 Olde Point Loop Hampstead, NC 28443 (Address of principal executive offices)	28443 (Zip Code)
(910) 270-7749 (registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At April 1, 2014 the registrant had 1,999,784,754 shares of common stock issued and 1,999,784,734 outstanding

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at February 28, 2014 (Unaudited) and August 31, 2013

5

Unaudited Consolidated Statements of Operations for the Three and Six Months Ended

  February 28, 2014 and 2013 and for the Period from the Date the Company Re-entered the Development Stage (March 1, 2010) Through February 28, 2014

7

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended

  February 28, 2014 and 2013 and for the Period from the Date the Company Re-entered the Development Stage (March 1, 2010) Through February 28, 2014

9

Notes to Unaudited Consolidated Financial Statements

      12-55

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

  of Operations

56

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

57

Item 4.  Controls and Procedures

42

Item 4(T).  Controls and Procedures

57

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

58

Item 1A.  Risk Factors

59

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

59

Item 3.  Defaults Upon Senior Securities

59

Item 4.  Submission of Matters to a Vote of Security Holders

59

Item 5.  Other Information

59

Item 6.  Exhibits

60

Signatures

63

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

FINANCIAL REPORTS
AT
FEBRUARY 28, 2014

GLOBAL EARTH ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Wilmington, North Carolina

TABLE OF CONTENTS

Consolidated Balance Sheets at February 28, 2014 (Unaudited)

and August 31, 2013                                                                                                              5

Unaudited Consolidated Statements of Operations for the Three and Six

Months Ended February 28, 2014 and 2013 and for the Period from the Date the Company Re-entered the Development Stage (March 1, 2010) Through

February 28, 2014

               7

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended

February 28, 2014 and 2013 and for the Period from the Date the Company

Re-entered  the Development Stage (March 1, 2010) Through February 28, 2014                     9

Notes to Unaudited Consolidated Financial Statements                                                               12 - 55

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28,	August 31,
	2014	2013

ASSETS
Cash and Cash Equivalents	$ 1,012	$ ––
Total Assets	$ 1,012	$ ––

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Notes Payable	$ 34,500	$ 34,500
Convertible Note Payable – Related Party	––	3,090
Convertible Notes Payable, Net of discounts of $2,525 and $6,588	22,475	258,162
Accrued Expenses	900,016	871,002
Due to Joint Venture	101,250	101,250
Derivative Liabilities	263,698	925,112
Accrued Interest ($1,156,654 and $975,940 owed to related parties)	1,156,654	976,177
Accrued Compensation – Directors	4,353,551	4,035,302
Due to Directors	––	19,649

Total Liabilities	6,832,144	7,224,244

Stockholders' Deficit
Common Stock : $.00001 Par 2,000,000,000 Shares Authorized

The accompanying notes are an integral part of these financial statements.

1,999,784,754 and 1,036,003,087 Issued 1,999,784,734 and 1,036,003,067 Outstanding, Respectively	19,998	10,360

Stock Held in Escrow: 74,572,239 and 152,533,332 Held in Escrow, Respectively	(101,987)	(105,259)

Common Stock, Class B: $.001 Par 5,171,013 and 50,000,000 Shares Authorized -0- Issued and Outstanding, respectively	––	––

Preferred Stock, Class A: $.001 Par 10,000 Shares Authorized -0- Issued and Outstanding	––	––

Preferred Stock, Class B: $.001 Par 5,000,000 Shares Authorized
3,000,000 Issued and Outstanding	3,000	3,000
Preferred Stock, Class C: $.001 Par 5,000,000 Shares Authorized
-0- Issued and Outstanding	––	––
Preferred Stock, Class D: $.001 Par 13,000,000 Shares Authorized
-0- Issued and Outstanding	––	––

Additional Paid-In-Capital	41,462,596	39,361,624
Accumulated Deficit	(7,419,591)	(7,419,591)
Accumulated Deficit Since Re-Entering the Development Stage	(40,792,148)	(39,071,378)
Treasury Stock – 20 Shares at Cost	(3,000)	(3,000)

Total Stockholders' Deficit	(6,831,132)	(7,224,244)

Total Liabilities and Stockholders' Deficit	$ 1,012	$ ––

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

					Period From
					Date of re-entering the Development Stage
	Three Months Ended		Six Months Ended		March 1, 2010
	February 28,	February 28,	February 28,	February 28,	Through
	2014	2013	2014	2013	February 28, 2014

Revenues, Net	$ ––	$ ––	$ ––	$ ––	$ ––

Cost of Goods Sold	—	—	—	—	—

Gross Profit	—	—	—	—	—

Expenses/(Gains)
Compensation Expense	––	––	––	200,000	27,409,187
Consulting Fees	330,860	147,500	924,710	295,000	5,140,541
General and Administrative	79,127	353,805	207,453	473,029	2,247,213
Impairment Loss	––	––	––	––	1,294,594
Interest Expense	117,015	116,753	215,103	214,732	1,416,130
Loss on Conversion	––	––	––	––	180,000
(Gain) Loss on Derivative	(31,098)	––	348,224	82,181	2,058,316

The accompanying notes are an integral part of these financial statements.

Loss on Debt Modification	––	909,750	25,281	909,750	1,029,663

Total Expenses/(Gains)	495,904	1,527,808	1,720,770	2,174,692	40,775,644

Loss from Operations Before
Provision for Taxes	(495,904)	(1,527,808)	(1,720,770)	(2,174,692)	(40,775,644)

Provision for Taxes	—	—	—	—	—

Loss from Operations	(495,904)	(1,527,808)	(1,720,770)	(2,174,692)	(40,775,644)

Discontinued Operations
Loss from Discontinued Operations		—		—	(16,504)

Net Loss for the Period	$ (495,904)	$ (1,527,808)	$(1,720,770)	$ (2,174,692)	$ (40,792,148)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	1,914,806,976	457,210,141	1,641,945,527	344,274,877
Net Loss Per Common Share -
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.
(A Development Stage Company)
Wilmington, North Carolina

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Date of re-entering the Development Stage March 1, 2010 Through
	For the Six Months Ended		February 28, 2014
	February 28, 2014	February 28, 2013
Cash Flows from Operating Activities

Net Loss for the Period	$(1,720,770)	$ (2,174,692)	$ (40,792,149)

Non-Cash Adjustments:
Bad Debt	(8,726)	––	58,024
Discontinued Operations	––	––	16,504
Imputed Interest on Related Party Note Payable	1,773	12,889	54,152
Preferred Stock Issued in Exchange for Services Rendered	––	––	600,000
Common Stock Issued in Exchange for Services Rendered	649,576	200,000	25,626,173
Common Stock Issued in Exchange for Compensation to Officer	143,000	––	343,000
Compensation Expense – Stock Option Awards	––	107,862	4,190,644
Impairment Loss	––	––	1,294,543
Amortization of Debt Discount	29,063	42,764	245,974
Loss on Conversion of Accrued Expenses for Stock Payable	––	––	180,000
Loss on Debt Modification	25,281	909,750	1,029,664

The accompanying notes are an integral part of these financial statements.

(Gain) Loss on Derivative	348,224	82,181	2,058,316
Changes in Assets and Liabilities:
Prepaid Expenses	––	––	110,875
Other Assets	––	––	(5,000)
Accrued Expenses	29,013	310,604	808,938
Accrued Interest	263	2,319	353,931
Accrued Interest – Related Parties	180,714	159,152	492,716
Accrued Compensation – Directors	318,250	285,458	2,711,570

Net Cash Flows from Operating Activities	(4,339)	(61,713)	(622,125)

Cash Flows from Investing Activities
Cash Paid to Joint Venture	––	––	(18,750)

Net Cash Flows from Investing Activities	––	––	(18,750)
Cash Flows from Financing Activities
Cash Proceeds from Convertible Debt	25,000	51,000	248,500
Cash Proceeds from Issuance of Debt	––	2,000	34,500
Cash Proceeds from Sale of Stock	––	––	72,658
Cash Proceeds from Issuance of Related Party Debt	––	6,690	313,373
Repayment of Related Party Debt	––	––	(20,673)
Advances from (Repayment to) Directors – Net	(19,649)	2,016	(6,181)
Net Cash Flows from Financing Activities	5,351	61,713	642,177
Net Change in Cash and Cash Equivalents	1,012	––	1,302
Cash and Cash Equivalents - Beginning of Period	––	––	290
Cash and Cash Equivalents - End of Period	$ 1,012	$ ––	$ 1,012
Supplemental Disclosures
Interest Paid	$ 3,224	$ 15,199	$ 175,983

The accompanying notes are an integral part of these financial statements.

Income Taxes Paid	$ —	$ —	$ —
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVIES:
Net Assets Acquired from Acquisition of 688239 B.C.	$ —	$ —	$ 845,000
Common Stock Issued in Payment of Convertible Related Party Debt	$ ––	$ 9,000	$ 379,435
Investment in Joint Venture & Due to Joint Venture	$ —	$ —	$ 120,000
Common Stock Issued for Investment in Joint Venture	$ —	$ —	$ 324,643
Common Stock Issued for Assets and Liabilities Assumed in Merger	$ —	$ —	$ 845,000
Common Stock Issued to Relieve Accrued Expenses	$ —	$ —	$ 136,400
Stock Payable Reclassed to Derivative Due to Tainted Equity	$ —	$ 45,700	$ 579,103
Discounts on Debt due to Derivative Liability	$ 25,000	$ 32,500	$ 217,500
Shares Cancelled by Shareholder	$ ––	$ 426	$ 815
Discounts on Debt due to Beneficial Conversion Features	$ ––	$ 18,500	$ 56,000
Common Stock Issued to Escrow	$ 613,420	$2,159,500	$ 10,088,315
Common Stock Cancelled from Escrow	$ 37,711	$ -	$ 37,711
Conversion of Preferred Stock	$ —	$ —	$ 6,000
Derivative Liability Settled	$ 1,034,638	$170,594	$2,324,692
Convertible Note Payable	$ ––	$ ––	$ 54,600
Common Stock Issued from Escrow for Conversion of
Convertible Note Payable	$ 578,981	$33,700	$ 164,280

The accompanying notes are an integral part of these financial statements.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

- Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income;

- But only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – Recently Issued Accounting Standards – continued

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

NOTE D – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $48,211,739 at February 28, 2014.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – Share Activity - continued

         Stock Awards

Common Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2013
Balance - September 1, 2012	28,000	$40.50 - $114	28,000
Options Granted	20,000,000	$0.001	20,000,000
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – February 28, 2013	20,028,000		20,028,000

2014
Balance - September 1, 2013	20,028,000	$40.50 - $114	20,028,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – February 28, 2014	20,028,000		20,028,000

Stock Options - Preferred Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2014
Balance - September 1, 2013	365,000	$8.60 - $15.20	365,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – February 28, 2014	365,000		365,000

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 31, 2010, the Company resolved to adopt the Non-Employee Consultants Retainer Stock Plan for the Year 2010.  The purpose of the Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining non-employee consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s r

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – Share Activity - continued

Common Stock

stockholders, by paying thei retainer or fees in the form of shares of the Company’s common stock.  1,333 shares of common stock are registered to this plan at an offering price of $39. The Plan shall expire on August 31, 2020.

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – Share Activity - continued

Common Stock

On November 12, 2013, Betty Ann Harland was granted 25,000,000 shares of common stock for services rendered to the company.  These shares were valued at $65,000 based on the closing price on the date of the grant.

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

During the three months ended November 30, 2013, Jones & Haley, PC was granted 9,000,000 shares of common stock in lieu of payment by the Company for legal services provided as the Company’s attorney.  These shares were valued at $15,900 based on the closing price on the dates of the grants.

During the three months ended November 30, 2013, Marie Fay was granted 10,715,000 shares of common stock in lieu of payment by the Company as for services provided to the Company.  These shares were valued at $28,931 based on the closing price on the date of the grant.

During the three months ended February 28, 2014, Jones & Haley, PC was granted 69,000,000 shares of common stock in lieu of payment by the Company for legal services provided as the Company’s attorney.  These shares were valued at $51,800 based on the closing price on the dates of the grants.

During the three months ended February 28, 2014, Michael Harland was granted 25,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant. These shares were valued at $30,000 based on the closing price on the date of the grant.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – Share Activity - continued

Common Stock

During the three months ended February 28, 2014, Spiros Sinnis was granted 65,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant. These shares were valued at $35,500 based on the closing price on the dates of the grants.

During the three months ended February 28, 2014, Robert Dixon was granted 2,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant. These shares were valued at $5,000 based on the closing price on the date of the grant.

During the three months ended February 28, 2014, Phil Sands was granted 25,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant. These shares were valued at $80,000 based on the closing price on the date of the grant.

During the three months ended February 28, 2014, Rich Kaiser was granted 8,000,000 shares of common stock in lieu of payment by the Company for compensation as the Company’s consultant. These shares were valued at $9,600 based on the closing price on the dates of the grant.

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

NOTE F – Related Party Transactions

Certain disbursements of the Company have been paid by two directors of the Company therefore; a Due to Directors account has been established.  The balance at February 28, 2014 and August 31, 2013 was $0 and $19,649, respectively.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – Related Party Transactions - continued

In October 2004, the Company entered into a consulting agreement with its Chairman, Betty-Ann Harland for a five year term, with annual compensation of $220,000 and auto allowance of $12,000.  The accrued consulting fees are accruing interest at 8.75% annually.  On March 24, 2011, the Company extended Ms Harland’s consulting agreement effective October 1, 2009 through October 1, 2011. On December 5, 2011, Mrs. Harland’s contract was extended through October 1, 2015. At February 28, 2014 and August 31, 2013 accrued compensation due to Mrs. Harland was $1,360,874 and $1,244,874, respectively.  At February 28, 2014 and August 31, 2013 accrued interest on accrued compensation was $297,538 and $241,934, respectively.

On February 28, 2011 Betty Harland was issued 2,000,000 Preferred Stock Class B (See Note E – Preferred Stock).

On August 25, 2007, the Company entered into a consulting agreement with its CEO, Sydney Harland for a five year term, with annual compensation of $220,000, health benefits of $15,000 and $12,000 auto allowance.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.  At February 28, 2014 and August 31, 2013 accrued compensation due to Mr. Harland was $1,746,009 and $1,622,509, respectively.  At February 28, 2014 and August 31, 2013 accrued interest imputed on accrued compensation was $467,405 and $395,114, respectively.  As of the date of this report, Mr. Harland and the Company are negotiating renewal of his contract.

On August 25, 2007, the Company entered into a consulting agreement with its CFO, Edmund Gorman for a two year term, with annual compensation of $150,000, health benefits of $7,500.  The agreement agrees to pay all accrued compensation from April 2006 and is accruing interest at 8.75% annually.    On March 24, 2011, the Company extended Mr. Gorman’s consulting agreement effective August 25, 2009 through August 25, 2011.  On December 5, 2011, Mr. Gorman’s contract was extended through August 27, 2015.  At February 28, 2014 and August 31, 2013 accrued compensation due to Mr. Gorman was $1,246,669 and $1,167,919, respectively.    At February 28, 2014 and August 31, 2013 accrued interest imputed on accrued compensation was $391,711 and $338,892, respectively.

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Convertible Note Payable – Related Party balance was $0 and $3,090 at February 28, 2014 and August 31, 2013, respectively.  Amounts due to Robert Levitt are for monies loaned to the Company.

Imputed interest in the amounts of $1,773 and $12,889 were recorded for the six month periods ended February 28, 2014 and 2013, respectively, due to the notes being non-interest bearing.

Interest expense charged to operations was $215,103 and $214,732 for the six months ended February 28, 2014 and 2013 respectively.  Related parties interest expense was $185,710 and $168,372 for the six months ended February 28, 2014 and 2013, respectively.

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – Convertible Debentures and Notes Payable

    The Company had convertible debentures outstanding as follows:

February 28, 2014	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
December 1, 2013 – Debenture	$ 25,000	$ 2,525	$ 22,475

Convertible Debentures – Related Party
June 3, 2013	$ —	$ —	$ —

August 31, 2013	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

Convertible Debentures
April 22, 2013 – Debenture	$ 12,500	$ 6,588	$ 5,912
August 26,2012 – Debenture	252,250	—	252,250

Total Convertible Debentures	$ 264,750	$ 6,588	$ 258,162

Convertible Debentures – Related Party
June 3, 2013	$ 3,090	$ —	$ 3,090

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 6, 2013, Robert Levitt sold $3,090 of his convertible debt signed into on March 6, 2013 to Beaufort Ventures PLC. Per the agreement, 30,900,000 shares held in escrow to Robert Levitt, were transferred to Beaufort Ventures PLC. The agreement modified the debt to make it convertible into more shares of the Company’s common stock than before at 55 percent times the lowest trading price of the twenty trading days preceding the conversion date. The Company compared the value of the debt modified of $3,090 before and $28,371 after modification to calculate the loss on modification of $25,281. This value was calculated by comparing the value of the shares if the note was converted on the modification date to the face value of the note. The note payable is convertible into common stock. Furthermore, at any time, the Company may pay the balance of the unconverted note payable in cash.

Amortization expense for debt discounts was $6,588 and $13,333 for the three months ended February 28, 2014 and 2012, respectively.  The net discount on all convertible debt outstanding was $-0- and $6,588 at February 28, 2014 and August 31, 2013, respectively.

Accrued interest was $-0- and $237 at February 28, 2014 and August 31, 2013, respectively.

On December 31, 2012, Asher Enterprises elected to convert $10,000 of their note payable into 7,142,857 common shares of the Company. The conversion was in accordance with the convertible note agreement therefore no gain or loss was recorded on the conversion and the converted amount was relieved to common stock and additional paid in capital for $10,000.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

-

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – Convertible Debentures and Notes Payable – continued

During the three months ended February 28, 2014, Beaufort Ventures PLC elected to convert $116,535 of their note payable into 214,251,515 common shares of the Company. The conversion was in accordance with the convertible note agreement therefore no gain or loss was recorded on the conversion and the converted amount was relieved to common stock and additional paid in capital for $116,535.  The remaining principal amount of $8,726 was forgiven by Beaufort to the Company; therefore, the balance as of February 28, 2014 of this loan was $0.

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

On December 1, 2013, the Company entered into a securities purchase agreement with Beaufort Ventures PLC for a $25,000 convertible debenture that is due on March 10, 2014 and non-interest bearing.

Pursuant to the convertible debenture, the investor may convert the debenture into common stock of the Company at a conversion price of 55% of the average lowest three trading prices for the common stock for twenty trading days prior to the date of conversion notice sent by the holder to the Company. The conversion price with this note had an embedded derivative liability due to the variability based on future market prices. As a result the derivative, the derivative was bifurcated and re-valued at market at issuance and at February 28, 2014.  The derivative was valued at $41,500 at issuance, with $25,000 increasing the debt discount and the remaining $16,500 increasing the loss on derivatives.  The $25,000 debt discount was amortized by $22,475 during the three months ended February 28, 2014; with a remaining discount of $2,525 at February 28, 2014.

Convertible note payable – related party at February 28, 2014 and August 31, 2013 consisted of $0 and $3,090 due and payable to Robert Levitt.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – Convertible Debentures and Notes Payable – continued

Notes payable at February 28, 2014 and August 31, 2013 consisted of $32,500 due and payable to Marie Fay upon demand and $2,000 due and payable to Warwick Tranter upon demand. Imputed interest expense for the six months ended February 28, 2014 and 2013 was $1,773 and $12,889, respectively.

NOTE I –   Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for their convertible notes with a cumulative balance of $22,475 and $261,252 as of February 28, 2014 and August 31, 2013, respectively.

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I –   Derivative Liability – continued

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I –   Derivative Liability – continued

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

On August 28, 2013 the Company entered into a new convertible note payable which also had embedded derivatives. This caused the derivative liabilities to re-emerge prior to the August 31, 2013 yearend. The Company valued the embedded derivative within this convertible note using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $875,303 as of August 31, 2013.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.25 years; (2) a computed volatility rate of 494% (3) a discount rate of 0.01% and (4) zero dividends. This value was recorded as a loss on derivative with the offsetting credit to derivative liability as the note is due on demand.

On December 1, 2013 the Company entered into a new convertible note payable which also had embedded derivatives. The Company valued the embedded derivative within this convertible note using the Black-Scholes valuation model.  The result of the valuation is a derivative liability in the amount of $38,648 as of February 28, 2014.  We estimated the fair value of the derivative using the Black-Scholes valuation method with assumptions including: (1) term of 0.25 years; (2) a computed volatility rate of 510% (3) a discount rate of 0.07% and (4) zero dividends. This value was recorded as a loss on derivative with the offsetting credit to derivative liability as the note is due on demand.

At February 28, 2014 and August 31, 2013 the Company had 225,049,525 and 221,049,525 shares owed that were recorded as a part of the derivative liability due to the tainted equity environment.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I –   Derivative Liability - continued

The related portion of the derivative liability was marked to market according to the value of the shares owed on the balance sheet date, February 28, 2014 and August 31, 2013 was $225,050 and $49,809, respectively.

	Derivative Liability at August 31, 2013	Reclass from equity to derivative liability	Discount on debt with initial valuation	(Gain) Loss on Derivative for the Six Months Ended February 28, 2014	Settled to Additional Paid in Capital	Derivative Balances At February 28, 2014

Debentures	$ 875,303	$ ––	$ 25,000	$ 142,983	$ (1,004,638)	$ 38,648

Tainted Equity – Stock Payable	49,809	––	––	205,241	(30,000)	225,050

Tainted Equity – Warrants Outstanding	––	––	––	––	––	––

Total	$ 925,112	$ ––	$ 25,000	$ 348,224	$(1,034,638)	$ 263,698

NOTE J – Commitments and Contingencies

The Company is aware of one lawsuit filed against its wholly owned subsidiary Knightsbridge Corp. The case is pending in the Superior Court of the State of California.  It was filed on October 4, 2012.  It is probable that the Company will have to repay the fees given it for unperformed services in the amounts of $52,868 and $52,800 and has therefore accrued these amounts as liabilities at February 28, 2014 and August 31, 2013, respectively.

The Company is aware of one lawsuit filed against it. The case is pending in the District Court of the State of Texas.  It was filed on September 16, 2013.   The Company has the following amounts of $567,639 and $573,538 accrued as a liability at February 28, 2014 and August 31, 2013, respectively.  The Company is disputing these fees however and plans to vigorously defend itself.

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.  All assets and liabilities are recorded at historical cost which approximates fair value, and therefore, no items were valued according to these inputs.

The levels of fair value hierarchy are as follows:

·

Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

·

Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

·

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

GLOBAL EARTH ENERGY, INC.

(A Development Stage Company)

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K –  Fair Value - continued

The following liabilities was valued at fair value as of February 28, 2014 and August 31, 2013. No other items were valued at fair value on a recurring or non-recurring basis as of February 28, 2014 and August 31, 2013.

February 28, 2014		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 263,698	$ 263,698
Convertible Debt - TP	$ ––	$ ––	$ ––	$ 22,475	$ 22,475

Total		$ ––	$ ––	$ 286,173	$ 286,173

August 31, 2013		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 925,112	$ 925,112
Convertible Debt - TP	$ ––	$ ––	$ ––	$ 258,162	$ 258,162
Convertible Debt - RP	$ ––	$ ––	$ ––	$ 3,090	$ 3,090

Total		$ ––	$ ––	$ 1,186,364	$ 1,186,364

Note L –   Subsequent Events

On March 10, 2014 the Company voted to amended its Articles of Organization.  The Amendment will increase authorized common stock to 6,000,000,000 shares from 2,000,000,000 and will change common stock par value from $0.001 to $0.00001.  On April 4, 2014 the merger agreement with Hawk Manufacturing, Inc. was terminated.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three Months Ended February 28, 2014 Compared With Three Months Ended February 28, 2013

Net Revenue for each of the three months ended February 28, 2014, and 2013, was $-0-.  Net loss for the three months ended February 28, 2014, was $495,904 compared to net loss of $1,527,808 for the three months ended February 28, 2013.

Expenses have decreased by $1,031,904 for the first three months of our current fiscal year from $1,527,808 for the three months ended February 28, 2013, to $495,904 for the three months ended February 28, 2014.  The decrease can be attributed to an increase in consulting fees of $183,360 from $147,500 to $330,860 a  decrease in general and administrative expenses of $274,678 from $353,805 to $79,127 and a decrease in loss on debt modification of $909,750 from $909,750 to $-0-.  The registrant also had an increase in gain on derivative of $31,098 from $-0- gain on derivative to $31,098 gain on derivative.

Six Months Ended February 28, 2014  Compared With Six Months Ended February 28, 2013.

Net Revenue for each of the six months ended February 28, 2014 and  2013, was $-0-.  Net loss for the six months ended February 28, 2014, was $1,720,770 compared to net loss of $2,174,692 for the six months ended February 28, 2013.

Expenses have decreased by $453,922 for the first six months of our current fiscal year from $2,174,692 for the six months ended February 28, 2013, to $1,720,770 for the six months ended February 28, 2014.  The decrease can be attributed to a decrease in compensation expense of $200,000 from $200,000  to $-0-, an increase in consulting fees of $629,710 from $295,000 to $924,710 and a decrease in general and administrative expenses of $265,576 from $473,029 to $207,453.  The registrant also had an increase in loss on derivative of $266,043 from $82,181 to $348,224 and a decrease in loss on debt modification of $884,469 from $909,750 to $25,281.

Liquidity and Capital Resources

Our operations used approximately $4,339  in cash for the six months ended February 28, 2014.  Cash required during the six months ended February 28, 2014, came principally from cash proceeds from debt of $25,000 for the six months ended February 28, 2014.

Our operations used approximately $61,713  in cash for the six months ended February 28, 2013.  Cash required during the six months ended February 28, 2013 came principally from cash proceeds from issuance of debt of $61,713for the six months ended February 28, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.Controls and Procedures.

See Item 4(T) below.

Item 4(T).Controls and Procedures.

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

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Date: April 21, 2014

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

Title

Date

/s/  Sydney A. Harland

Chief Executive Officer and Director

April 21, 2014

/s/  Edmund J. Gorman

Chief Financial Officer, Principal

April 21, 2014

Accounting Officer, and Director