Form 10-Q
period 2014-06-30
GLOBAL EARTH ENERGY, INC.
filed 2014-07-21
CIK 1121901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the uarterly period ended May 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At July 1, 2014 the registrant had 1,999,784,754 shares of common stock issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at May 31, 2014 (Unaudited) and August 31, 2013

4

Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended

              May 31, 2014 and 2013

5

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended

              May 31, 2014 and 2013

6

Notes to Unaudited Consolidated Financial Statements

  7-29

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

              of Operations

30

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

32

Item 4.  Controls and Procedures

32

Item 4(T).  Controls and Procedures

32

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

33

Item 1A.  Risk Factors

34

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

34

Item 3.  Defaults Upon Senior Securities

34

Item 4.  Submission of Matters to a Vote of Security Holders

34

Item 5.  Other Information

34

Item 6.  Exhibits

34

Signatures

39

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL EARTH ENERGY, INC.

Wilmington, North Carolina

FINANCIAL REPORTS
AT
MAY 31, 2014

GLOBAL EARTH ENERGY, INC.
Wilmington, North Carolina
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	August 31,
	2014	2013
ASSETS
Cash and Cash Equivalents	$ 935	$ —
Total Assets	$ 935	$ —
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Notes Payable	$ 34,500	$ 34,500
Convertible Note Payable - Related Party	—	3,090
Convertible Notes Payable, Net of Unamortized Discount of $18,491 and $6,588, respectively	87,737	258,162
Accrued Expenses	930,963	871,002
Due to Joint Venture	101,250	101,250
Derivative Liabilities	192,754	925,112
Accrued Interest ($1,253,628 and $975,940 owed to related parties)	1,253,628	976,177
Accrued Compensation - Directors	4,512,677	4,035,302
Due to Directors	5,000	19,649
Total Liabilities	7,118,509	7,224,244
Stockholders' Deficit
Common Stock - $.00001 Par; 2,000,000,000 Shares Authorized, 1,999,784,754 and 1,036,003,087 Shares Issued and 1,999,784,734
and 1,036,003,067 Outstanding, Respectively	19,998	10,360
Stock Held in Escrow: 74,572,239 and 152,533,332 Held in Escrow, Respectively	(101,987)	(105,259)
Common Stock, Class B: $.001 Par; 5,171,013 and 50,000,000 Shares Authorized, -0- Issued and
Outstanding, Respectively	—	—
Preferred Stock, Class A: $.001 Par; 10,000 Shares Authorized, -0- Issued and Outstanding	—	—
Preferred Stock, Class B: $.001 Par; 15,000,000 Shares Authorized, 3,000,000 Issued and Outstanding	3,000	3,000
Preferred Stock, Class C: $.001 Par; 5,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Preferred Stock, Class D: $.001 Par; 13,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Additional Paid-In-Capital	41,463,780	39,361,624
Accumulated Deficit	(48,499,365)	(46,490,969)
Treasury Stock - 20 Shares at Cost	(3,000)	(3,000)
Total Stockholders' Deficit	(7,117,574)	(7,224,244)
Total Liabilities and Stockholders' Deficit	$ 935	$ —

GLOBAL EARTH ENERGY, INC
Wilmington, North Carolina
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2014	2013	2014	2013
Sales	$ —	$ —	$ —	$ —

Cost of Sales	—	—	—	—
Gross Profit	—	—	—	—

Expenses
Compensation Expense	—	—	—	200,000
Consulting Fees	147,504	147,500	1,072,214	442,500
General and Administrative	128,875	146,677	336,327	619,706
Interest Expense	158,693	111,356	373,796	326,088
Loss on Debt Modifications	—	—	25,281	82,181
(Gain) Loss on Derivative	(147,446)	—	200,778	909,750
Total Expenses	287,626	405,533	2,008,396	2,580,225

Loss from Operations Before
Provision for Taxes	(287,626)	(405,533)	(2,008,396)	(2,580,225)

Provision for Taxes	—	—	—	—
Net Loss for the Period	$ (287,626)	$ (405,533)	$(2,008,396)	$ (2,580,225)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	1,999,784,754	542,940,467	1,762,536,036	410,997,412
Net Loss Per Common Share -
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

GLOBAL EARTH ENERGY, INC.
Wilmington, North Carolina
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended May 31,	2014	2013
Cash Flows from Operating Activities
Net Loss for the Period	$(2,008,396)	$(2,580,225)
Non-Cash Adjustments:
Bad Debt	(8,726)	—
Imputed Interest on Related Party Note Payable	2,956	—
Preferred Stock Issued in Exchange for Services Rendered	—	18,621
Common Stock Issued in Exchange for Services Rendered	649,576	205,400
Common Stock Issued in Exchange for Compensation to Officer	143,000	—
Compensation Expense - Stock Option Awards	—	107,863
Amortization of Debt Discount	89,599	64,466
Loss on Debt Modifications	25,281	909,750
(Gain) Loss on Derivative	200,778	82,181
Changes in Assets and Liabilities:
Accrued Expenses	141,190	427,574
Accrued Interest	263	2,757
Accrued Interest - Related Parties	277,688	242,635
Accrued Compensation - Directors	477,375	444,583
Net Cash Flows Used In Operating Activities	(9,416)	(74,395)
Cash Flows from Financing Activities
Bank Overdraft	—	21
Cash Proceeds from Convertible Debt	25,000	63,500
Cash Proceeds from Issuance of Debt	—	2,000
Cash Proceeds from Issuance of Related Party Debt	—	6,818
Repayment of Related Party Debt	—	—
Advances from (Repayment to) Directors - Net	(14,649)	2,056
Net Cash Flows Used In Financing Activities	10,351	74,395
Net Change in Cash and Cash Equivalents	935	—
Cash and Cash Equivalents - Beginning of Period	—	—
Cash and Cash Equivalents - End of Period	$935	$ —
Supplemental Non-Cash Investing and Financing Activities:
Common stock Issued In Payment of Convertible Related Party Debt	$ —	$ 51,000
Common stock Issued to Relieve Accrued Expenses	$ —	$ 39,400
Discounts on Debt due to Derivative Liability	$ 101,502	$ 32,500
Shares Cancelled by Shareholder	$ —	$ 426
Shares Cancelled from Escrow	$ 37,711	$ —
Discounts on Debt due to Beneficial Conversion Features	$ ;—	$ 31,000
Common Stock Issued to Escrow	$ 613,420	$ 2,288,261
Conversion of Accruals into Convertible Notes	$ 81,228	$ —
Derivative Liability Settled to Additional Paid-in-Capital	$ 1,034,638	$ 0,594

GLOBAL EARTH ENERGY, INC.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Global Earth Energy, Inc., and its wholly-owned subsidiary:  Knightsbridge Corp. (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

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

GLOBAL EARTH ENERGY, INC.

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

GLOBAL EARTH ENERGY, INC.

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

NOTE D – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $48,499,363 at May 31, 2014.

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

GLOBAL EARTH ENERGY, INC.

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – Share Activity – continued

The following table provides the range of assumptions used by the Company, at the time stock options were issued.

    Stock Awards

Common Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2013
Balance - September 1, 2012	28,000	$40.50 - $114	28,000
Options Granted	20,000,000	$0.001	20,000,000
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – May 31, 2013	20,028,000		20,028,000

2014
Balance - September 1, 2013	20,028,000	$0.001, & $40.50 - $114	20,028,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – May 31, 2014	20,028,000		20,028,000
Stock Options - Preferred Stock	Shares Under Option	Weighted Average Exercise Price	Exercisable

2014
Balance - September 1, 2013	365,000	$8.60 - $15.20	365,000
Options Granted	––	––	––
Options Exercised	––	––	––
Options Forfeited	––	––	––
Balance – May 31, 2014	365,000		365,000

GLOBAL EARTH ENERGY, INC.

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

See debt Note H for shares issued for conversions of debt.

NOTE F – Related Party Transactions

Certain disbursements of the Company have been paid by two directors of the Company therefore; a Due to Directors account has been established.  The balance at May 31, 2014 and August 31, 2013 was $5,000 and $19,649, respectively.

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

GLOBAL EARTH ENERGY, INC.

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

Convertible Note Payable – Related Party balance was $-0- and $3,090 at May 31, 2014 and August 31, 2013, respectively.  Amounts due to Robert Levitt are for monies loaned to the Company.

Imputed interest in the amounts of $2,956 and $12,889 were recorded for the nine month periods ended May 31, 2014 and 2013, respectively, due to the notes being non-interest bearing.

Interest expense charged to operations was $373,796 and $214,732 for the nine months ended May 31, 2014 and 2013 respectively.  Related parties interest expense was $280,911 and $168,372 for the nine months ended May 31, 2014 and 2013, respectively.

NOTE G – Joint Ventures

Hawk Manufacturing, Inc.

On August 28, 2013, the Company acquired a 20% equity ownership in Hawk Manufacturing Inc., a Florida corporation. Per the agreement, the Company is required to transfer 214,027,096 shares of common stock to Hawk and Hawk is to transfer 250 shares of its common stock to the Company. The Company recorded the value of the shares owed based on the closing stock price on the agreement date, which resulted in a value of $21,403. Hawk had no material revenues or book value at the time of acquisition therefore the entire investment of $21,403 was impaired as of August 31, 2013. Hawk had no material activity from the agreement date through the balance sheet date. The shares owed were recorded to stock payable and re-classed to the derivative liability.  On April 4, 2014, the agreement was terminated.

GLOBAL EARTH ENERGY, INC.

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – Convertible Debentures and Notes Payable

    The Company had convertible debentures outstanding as follows:

May 31, 2014	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount
Convertible Debentures
December 1, 2013 – Debenture	$ 25,000	—	$ 25,000
February 21, 2014 – Debenture	31,891	—	31,891
March 5, 2014 – Debenture	25,115	(1,365)	23,750
May 22, 2014 – Debenture	24,222	(17,126)	7,096
Total Convertible Debentures	$ 106,228	(18,491)	$ 87,737
Convertible Debentures – Related Party
June 3, 2013	$ —	$ —	$ —
August 31, 2013	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount
Convertible Debentures
April 22, 2013 – Debenture	$ 12,500	$ 6,588	$ 5,912
August 26,2012 – Debenture	252,250	—	252,250
Total Convertible Debentures	$ 264,750	$ 6,588	$ 258,162
Convertible Debentures – Related Party
June 3, 2013	$ 3,090	$ —	$ 3,090

GLOBAL EARTH ENERGY, INC.

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

GLOBAL EARTH ENERGY, INC.

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

Amortization expense for debt discounts was $67,124 and $64,466 for the nine months ended May 31, 2014 and 2013, respectively.  The net discount on all convertible debt outstanding was $18,491and $6,588 at May 31, 2014 and August 31, 2013, respectively.

Accrued interest was $-0- and $237 at May 31, 2014 and August 31, 2013, respectively.

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

GLOBAL EARTH ENERGY, INC.

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

GLOBAL EARTH ENERGY, INC.

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

Pursuant to the convertible debenture, the investor may convert the debenture into common stock of the Company at a conversion price of 55% of the average lowest three trading prices for the common stock for twenty trading days prior to the date of conversion notice sent by the holder to the Company. The conversion price with this note had an embedded derivative liability due to the variability based on future market prices. As a result the derivative, the derivative was bifurcated and re-valued at market at issuance and at May 31, 2014.  The derivative was valued at $41,500 at issuance, with $25,000 increasing the debt discount and the remaining $16,500 increasing the loss on derivatives.  The $25,000 debt discount was amortized by $25,000 during the period from December 1 through May 31, 2014;

On February 21, 2014, the Company entered into a securities purchase agreement with Jones & Haley, PC for a $31,891 convertible debenture bearing interest at 6% that is due on May 21, 2014.  The conversion price with this note had an embedded derivative liability due to the variability based on future market prices. As a result the derivative, the derivative was bifurcated and re-valued at market at issuance and at May 31, 2014.  The derivative was valued at $31,891 at issuance and completely amortized at May 31, 2014,

On March 5, 2014, the Company entered into a securities purchase agreement with Jones & Haley, PC for a $25,115 convertible debenture bearing interest at 6% that is due on June 5, 2014.  The conversion price with this note had an embedded derivative liability due to the variability based on future market prices. As a result the derivative, the derivative was bifurcated and re-valued at market at issuance and at May 31, 2014.  The derivative was valued at $25,115 at issuance, during the period ended May 31, 2014 the derivative was amortized in the amount of $23,750 leaving a remaining debt discount of $1,365 at May 31, 2014,

On May 22, 2014, the Company entered into a securities purchase agreement with Jones & Haley, PC for a $24222 convertible debenture bearing interest at 6% that is due on August 22, 2014.  The conversion price with this note had an embedded derivative liability due to the variability based on future market prices. As a result the derivative, the derivative was bifurcated and re-valued at market at issuance and at May 31, 2014.  The derivative was valued at $19,496 at issuance, during the period ended May 31, 2014 the derivative was amortized in the amount of $2,370 leaving a remaining debt discount of $17,126 at May 31, 2014, convertible note payable – related party at May 31, 2014 and August 31, 2013 consisted of $-0- and $3,090 due and payable to Robert Levitt.

GLOBAL EARTH ENERGY, INC.

Wilmington, North Carolina

OTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I –   Derivative Liability

Notes payable at May 31, 2014 and August 31, 2013 consisted of $32,500 due and payable to Marie Fay upon demand and $2,000 due and payable to Warwick Tranter upon demand. Imputed interest expense for the nine months ended May 31, 2014 and 2013 was $2,956 and $12,889, respectively.

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

GLOBAL EARTH ENERGY, INC.

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

GLOBAL EARTH ENERGY, INC.

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I –   Derivative Liability - continued

At May 31, 2014 and August 31, 2013 the Company had 225,049,525 and 221,049,525 shares owed that were recorded as a part of the derivative liability due to the tainted equity environment.

The related portion of the derivative liability was marked to market according to the value of the shares owed on the balance sheet date, May 31, 2014 and August 31, 2013 was $192,754 and $49,809, respectively.

	Derivative Liability at August 31, 2013	Re-class from equity to derivative liability	Discount on debt with initial valuation	(Gain) Loss on Derivative for the Nine Months Ended May 31, 2014	Settled to Additional Paid in Capital	Derivative Balances At May 31, 2014
Debentures	$ 875,303	$ ––	$ 101,502	$ 175,578	$ (1,004,638)	$ 147,745
Tainted Equity – Stock Payable	49,809	––	––	25,200	(30,000)	45,009
Tainted Equity – Warrants Outstanding	––	––	––	––	––	––
Total	$ 925,112	$ ––	$ 101,502	$ 200,778	$(1,034,638)	$ 192,754

NOTE J – Commitments and Contingencies

The Company is aware of one lawsuit filed against its wholly owned subsidiary Knightsbridge Corp. The case is pending in the Superior Court of the State of California.  It was filed on October 4, 2012.  It is probable that the Company will have to repay the fees given it for unperformed services in the amounts of $52,800 and has therefore accrued these amounts as liabilities at May 31, 2014 and August 31, 2013, respectively.

The Company is aware of one lawsuit filed against it. The case is pending in the District Court of the State of Texas.  It was filed on September 16, 2013.   The Company has the following amounts of $567,639 and $573,538 accrued as a liability at May 31, 2014 and August 31, 2013, respectively.  The Company is disputing these fees however and plans to vigorously defend itself.

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

●

Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

●

Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

●

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

GLOBAL EARTH ENERGY, INC.

Wilmington, North Carolina

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K –  Fair Value - continued

The following liabilities were valued at fair value as of May 31, 2014 and August 31, 2013. No other items were valued at fair value on a recurring or non-recurring basis as of May 31, 2014 and August 31, 2013.

May 31, 2014		Fair Value Measurements Using
Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 192,754	$ 192,754
Convertible Debt - TP	––	––	––	87,737	87,737

Total		$ ––	$ ––	$ 280,491	$ 280,491

August 31, 2013		Fair Value Measurements Using
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ ––	$ ––	$ ––	$ 925,112	$ 925,112
Convertible Debt - TP	––	––	––	258,162	258,162
Convertible Debt - RP	––	––	––	3,090	3,090

Total		$ ––	$ ––	$ 1,186,364	$ 1,186,364

Item 2

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

Results of Operations

Three Months Ended May 31, 2014 Compared With Three Months Ended May 31, 2013

Net Revenue for each of the three months ended May 31, 2014, and 2013, was $-0-.  Net loss for the three months ended May 31, 2014, was $287,626 compared to net loss of $405,533 for the three months ended May 31, 2013.

Expenses have decreased by $117,907 for the first three months of our current fiscal year from $405,533 for the three months ended May 31, 2013, to $287,626 for the three months ended May 31, 2014.  The decrease can be attributed to a decrease in general and administrative expenses of $17,802 from $146,677 to $128,875 and an increase in interest expense of $47,337 from $111,356 to $158,693.  The registrant also had an increase in gain on derivative of $147,446 from $-0- gain on derivative to $147,446 gain on derivative.

Nine Months Ended May 31, 2014 Compared With Nine Months Ended May 31, 2013.

Net Revenue for each of the nine months ended May 31, 2014 and 2013, was $-0-.  Net loss for the nine months ended May 31, 2014, was $2,008,396 compared to net loss of $2,580,225 for the nine months ended May 31, 2013.

Expenses have decreased by $571,829 for the first nine months of our current fiscal year from $2,580,225 for the nine months ended May 31, 2013, to $2,008,396 for the nine months ended May 31, 2014.  The decrease can be attributed to a decrease in compensation expense of $200,000 from $200,000  to $-0-, an increase in consulting fees of $629,714 from $442,500 to $1,072,214 and a decrease in general and administrative expenses of $283,379 from $619,706 to $336,327.  The registrant also had an increase in interest expense of $47,708 from $326,088 to $373,796, a decrease in loss on derivative of $708,972 from $909,750 to $200,778 and a decrease in loss on debt modification of $56,900 from $82,181 to $25,281.

 Liquidity and Capital Resources

Our operations used approximately $9,416 in cash for the nine months ended May 31, 2014. Cash required during the nine months ended May 31, 2014, came principally from cash proceeds from debt of $25,000 for the nine months ended May 31, 2014.

Our operations used approximately $74,395 in cash for the nine months ended May 31, 2013. Cash required during the nine months ended May 31, 2013 came principally from cash proceeds from issuance of debt of $72,318 and advances from directors of $2,056 for the nine months ended May 31, 2013.

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

On September 24, 2012, a lawsuit styled The Pelas Group, Inc. vs. Sydney Harland, Knightsbridge Corporation, and Global Earth Energy, Inc. was filed in the Superior Court of California in San Diego County, California, under Case No. 37-2012-00104417-CU-BC-CTL.  The Plaintiff claims damages in excess of $40,000.00 as a result of an alleged breach of contract between the Plaintiff and Knightsbridge Corporation, a wholly-owned subsidiary of the Company.  In addition, to Knightsbridge, the Plaintiff sued the Company and Mr. Harland, the president and chief executive office of the Company, even though neither the Company nor Mr. Harland was a party to the alleged contract.   A default judgment was entered in that suit against all the Defendants, including the Company, on November 28, 2012.   The Company has accrued $52,800 related to this lawsuit as of May 31, 2013

Item 1A.

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

Date:  July 21, 2014

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

Title

Date

/s/  Sydney A. Harland

Chief Executive Officer and Director

July 21, 2014

/s/  Edmund J. Gorman

Chief Financial Officer, Principal

July 21, 2014

Accounting Officer, and Director